Form 10-Q
period 2012-03-31
Rouse Properties, Inc.
filed 2012-05-15
CIK 1528558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

☐         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from                 to

COMMISSION FILE NUMBER 001-35287

ROUSE PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	90-0750824
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1114 Avenue of the Americas, Suite 2800, New York, NY	10036
(Address of principal executive offices)	(Zip Code)

(212) 608-5108

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate by checkmark whether  the Registrant has filed all documents and reports required to be filed by Sections 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes  ☐ No

The number of shares of Common Stock, $.01 par value, outstanding on May 10, 2012 was 49,214,511.

ROUSE PROPERTIES, INC.

ROUSE PROPERTIES, INC.

CONSOLIDATED AND COMBINED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2012	2011
	(In thousands)
Assets:
Investment in real estate:
Land	$312,942	$299,941
Buildings and equipment	1,205,624	1,162,541
Less accumulated depreciation	(78,058)	(72,620)
Net investment in real estate	1,440,508	1,389,862
Cash and cash equivalents	194,961	204
Accounts receivable, net	19,377	17,561
Deferred expenses, net	42,509	35,549
Prepaid expenses and other assets	150,363	140,348
Total assets	$1,847,718	$1,583,524

Liabilities:
Mortgages, notes and loans payable	$1,179,645	$1,059,684
Accounts payable and accrued expenses	83,506	97,512
Total liabilities	1,263,151	1,157,196

Commitments and contingencies	—	—

Equity:
Common stock: $0.01 par value; 500,000,000 shares authorized, 49,214,511 and 0 shares issued and outstanding, respectively	492	—
Class B common stock: $0.01 par value; 1,000,000 shares authorized, 359,056 and 0 shares issued and outstanding, respectively	4	—
Additional paid-in capital	597.999	—
GGP Equity	—	426,328
Accumulated Deficit	(13,798)	—
Accumulated other comprehensive loss	(130)	—
Total stockholders’ equity	584,567	426,328
Total liabilities and equity	$1,847,718	$1,583,524

The accompanying notes are an integral part of these consolidated and combined financial statements.

ROUSE PROPERTIES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2012	2011
	(In thousands)
Revenues:
Minimum rents	$37,212	$38,402
Tenant recoveries	16,596	18,096
Overage rents	1,445	1,301
Other	1,155	1,300
Total revenues	56,408	59,099
Expenses:
Real estate taxes	5,990	6,025
Property maintenance costs	3,441	3,885
Marketing	461	766
Other property operating costs	14,399	14,036
Provision for doubtful accounts	263	210
General and administrative	5,144	2,529
Depreciation and amortization	18,274	18,968
Other	4,459	528
Total expenses	52,431	46,947
Operating income	3,977	12,152

Interest income	1	1
Interest expense	(29,989)	(18,540)
Loss before income taxes	(26,011)	(6,387)
Provision for income taxes	(66)	(148)
Net loss	$(26,077)	$(6,535)

Net loss per share - Basic and Diluted	$(0.71)	$(0.18)

Comprehensive loss:
Net loss	$(26,077)	$(6,535)
Other comprehensive loss:
Net unrealized loss on financial instrument	(130)	—
Comprehensive loss	$(26,207)	$(6,535)

The accompanying notes are an integral part of these consolidated and combined financial statements.

ROUSE PROPERTIES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

(UNAUDITED)

								Accumulated
		Class B		Class B	Additional			Other
	Common	Common	Common	Common	Paid-In	Accumulated	GGP	Comprehensive	Total
	Shares	Shares	Stock	Stock	Capital	Deficit	Equity	Loss	Equity
	(Dollars in thousands)

Balance at January 1, 2011	—	—	$—	$—	$—	$—	$329,862	$—	$329,862

Net loss	—	—	—	—	—	—	(6,535)	—	(6,535)
Distributions to GGP, net	—	—	—	—	—	—	(12,515)	—	(12,515)

Balance at March 31, 2011	—	—	$—	$—	$—	$—	$310,812	$—	$310,812

Balance at January 1, 2012	—	—	$—	$—	$—	$—	$426,328	$—	$426,328

Net loss	—	—	—	—	—	(13,798)	(12,279)	—	(26,077)
Comprehensive loss	—	—	—	—	—	—	—	(130)	(130)
Distributions to GGP prior to the spin-off	—	—	—	—	—	—	(8,394)	—	(8,394)
Issuance of 35,546,639 shares of common stock and 359,056 shares of Class B common stock related to the spin-off and transfer of GGP equity on the spin-off date	35,546,639	359,056	356	4	405,295	—	(405,655)	—	—
Issuance of 13,333,333 shares of common stock related to the rights offering	13,333,333	—	133	—	199,867	—	—	—	200,000
Offering costs	—	—	—	—	(7,932)	—	—	—	(7,932)
Issuance and amortization of stock compensation	334,539	—	3	—	769	—	—	—	772

Balance at March 31, 2012	49,214,511	359,056	$492	$4	$597,999	$(13,798)	$—	$(130)	$584,567

The accompanying notes are an integral part of these consolidated and combined financial statements.

ROUSE PROPERTIES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31, 2012	March 31, 2011
	(In thousands)
Cash Flows from Operating Activities:
Net loss	$(26,077)	$(6,535)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	263	210
Depreciation	16,473	17,436
Amortization	1,801	1,532
Amortization/write-off of deferred finance costs	1,668	—
Amortization/write-off of debt market rate adjustments	11,681	1,799
Amortization of above/below market leases	6,436	5,848
Straight-line rent amortization	(1,499)	(2,081)
Stock based compensation	772	—
Net changes:
Accounts receivable	(579)	51
Prepaid expenses and other assets	2,615	1,319
Deferred expenses	(1,464)	(2,299)
Restricted cash	(1,874)	5,391
Accounts payable and accrued expenses	(2,838)	(466)
Net cash provided by operating activities	7,378	22,205

Cash Flows from Investing Activities:
Acquisition/development of real estate and property additions/improvements	(7,898)	(3,670)
Increase in restricted cash	(11,690)	(51)
Net cash used in investing activities	(19,588)	(3,721)

Cash Flows from Financing Activities:
Proceeds received from rights offering	200,000	—
Payments for offering costs	(7,551)	—
Change in GGP investment, net	(8,394)	(12,515)
Proceeds from refinance/issuance of mortgages, notes and loans payable	433,500	—
Borrowings under revolving line of credit	10,000	—
Principal payments on mortgages, notes and loans payable	(397,234)	(7,350)
Deferred financing costs	(23,354)	—
Net cash provided by (used in) financing activities	206,967	(19,865)

Net change in cash and cash equivalents	194,757	(1,381)
Cash and cash equivalents at beginning of period	204	1,816
Cash and cash equivalents at end of period	$194,961	$435

Supplemental Disclosure of Cash Flow Information:
Interest paid	$17,337	$16,371

Non-Cash Transactions:
Change in accrued capital expenditures included in accounts payable and accrued expenses	$1,001	$(981)
Assumption of mortgage related to the acquisition of a property	62,000	—
Deferred financing costs included in accounts payable and accrued expenses	1,250	—
Offering costs included in accounts payable and accrued expenses	381	—

The accompanying notes are an integral part of these consolidated and combined financial statements.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1                            ORGANIZATION

Readers of this Quarterly Report should refer to the Company’s (as defined below) audited Combined Financial Statements for the year ended December 31, 2011 which are included in the Company’s Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended December 31, 2011 as certain footnote disclosures which would substantially duplicate those contained in our Annual Report have been omitted from this Quarterly Report.  However, these consolidated and combined financial statements should be read in conjunction with the Annual Report. Capitalized terms used, but not defined in this Quarterly Report, have the same meanings as in our Annual Report.

General

Rouse Properties, Inc., and its subsidiaries, (“Rouse” or the “Company”) is a Delaware corporation that was created to hold certain assets and liabilities of General Growth Properties, Inc. (“GGP”). As of January 1, 2012, Rouse was a wholly-owned subsidiary of GGP Limited Partnership (“GGPLP”). GGP distributed the assets and liabilities of 30 of its wholly-owned properties (“RPI Businesses”) to Rouse on January 12, 2012 (the “Spin-Off Date”). Before the spin-off, we had not conducted any business as a separate company and had no material assets or liabilities. The operations of the business transferred to us by GGP on the spin-off date is presented as if the transferred business was our business for all historical periods described and at the carrying value of such assets and liabilities reflected in GGP’s books and records. Unless the context otherwise requires, references to “we”, “us” and “our” refer to Rouse from January 12, 2012 through March 31, 2012 and RPI Businesses before January 12, 2012. Before the spin-off, RPI Businesses were operated as subsidiaries of GGP, which operates as a real estate investment trust (“REIT”). After the spin-off, we expect to continue to operate as a REIT.

Principles of Combination and Consolidation and Basis of Presentation

The accompanying consolidated and combined financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The consolidated balance sheet as of March 31, 2012 includes the accounts of Rouse, as well as all wholly-owned subsidiaries of Rouse.  The accompanying consolidated and combined statements of operations and comprehensive loss for the three months ended March 31, 2012 includes the consolidated accounts of Rouse and the combined accounts of RPI Businesses.    Accordingly, the results presented for the three months ended March 31, 2012 reflect the aggregate operations and changes in cash flows and equity on a carved-out basis for the period from January 1, 2012 through January 12, 2012 and on a consolidated basis from January 13, 2012 through March 31, 2012.  The accompanying financial statements for the periods prior to the Spin-Off Date are prepared on a carve out basis from the consolidated financial statements of GGP using the historical results of operations and bases of the assets and liabilities of the transferred businesses and including allocations from GGP.  All intercompany transactions have been eliminated in consolidation and combination as of and for the periods ended March 31, 2012 and 2011.  In the opinion of management, the accompanying consolidated and combined financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented.  The Company believes that the disclosures made are adequate to prevent the information presented from being misleading.

Our historical financial results reflect allocations for certain corporate costs and we believe such allocations are reasonable; however, such results do not reflect what our expenses would have been had the Company been operating as a separate stand-alone public company. The corporate allocations for the three months ended March 31, 2012 include allocations for the period from January 1, 2012 through January 12, 2012 which aggregated $0.4 million.  The corporate allocations for the three months ended March 31, 2011 totaled $2.5 million.  These allocations have been included in general and administrative expenses on the consolidated and combined statements of operations. Costs of the services that were allocated or charged to us were based on either actual costs incurred or a proportion of costs estimated to be applicable to us based on a number of factors, most significantly our percentages of GGP’s adjusted revenue and gross leasable area of assets and also the number of properties.

We operate in a single reportable segment referred to as our retail segment, which includes the operation, development and management of regional malls. Each of our operating properties is considered a separate operating segment, as each property earns revenues and incurs expenses, individual operating results are reviewed and discrete financial information is available. We do not distinguish or group our consolidated

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

operations based on geography, size or type. Further, all material operations are within the United States and no customer or tenant comprises more than 10% of combined revenues. As a result, the Company’s operating properties are aggregated into a single reportable segment.

Properties

Depreciation or amortization expense is computed using the straight-line method based upon the following estimated useful lives:

Years
Buildings and improvements	40
Equipment and fixtures	5 - 10
Tenant improvements	Shorter of useful life or applicable lease term

Impairment

Operating properties and intangible assets

Accounting for the impairment or disposal of long-lived assets require that if impairment indicators exist and the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment provision should be recorded to write down the carrying amount of such asset to its fair value. We review our real estate assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment indicators are assessed separately for each property and include, but are not limited to, significant decreases in real estate property net operating income and occupancy percentages. Impairment indicators for pre-development costs, which are typically costs incurred during the beginning stages of a potential development and developments in progress are assessed by project and include, but are not limited to, significant changes to the Company’s plans with respect to the project, significant changes in projected completion dates, revenues or cash flows, development costs, market factors and sustainability of development projects.

If an indicator of potential impairment exists, the asset is tested for recoverability by comparing its carrying amount to the estimated future undiscounted cash flows. The cash flow estimates used both for determining recoverability and estimating fair value are inherently judgmental and reflect current and projected trends in rental, occupancy and capitalization rates, and estimated holding periods for the applicable assets. Although the estimated fair value of certain assets may be exceeded by the carrying amount, a real estate asset is only considered to be impaired when its carrying amount cannot be recovered through estimated future undiscounted cash flows. To the extent an impairment provision is determined to be necessary, the excess of the carrying amount of the asset over its estimated fair value is expensed to operations. In addition, the impairment provision is allocated proportionately to adjust the carrying amount of the asset. The adjusted carrying amount, which represents the new cost basis of the asset, is depreciated over the remaining useful life of the asset.

Rouse and RPI Businesses did not record impairment charges related to its operating properties for the three months ended March 31, 2012 and 2011, respectively.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Revenue Recognition and Related Matters

Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. Minimum rent revenues also include amounts collected from tenants to allow the termination of their leases prior to their scheduled termination dates as well as the amortization related to above and below-market tenant leases on acquired properties. Minimum rent revenues also include percentage rents in lieu of minimum rent from those leases where we receive a percentage of tenant revenues. The following is a summary of amortization of straight-line rent, lease termination income, net amortization related to above and below-market tenant leases and percentage rent in lieu of minimum rent:

	Three Months Ended March 31,	Three Months Ended March 31,
	2012	2011
	(In thousands)

Amortization of straight-line rent	$1,499	$2,081
Lease termination income	148	386
Net amortization of above and below-market tenant leases	(6,436)	(5,848)
Percentage rents in lieu of minimum rent	2,002	2,025

Straight-line rent receivables represent the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases. The following is a summary of straight-line rent receivables, which are included in accounts receivable, net in our consolidated and combined balance sheets and are reduced for allowances and amounts doubtful of collection:

	March 31,	December 31,
	2012	2011
	(In thousands)

Straight-line rent receivables, net	$7,585	$6,086

We provide an allowance for doubtful accounts against the portion of accounts receivable, including straight-line rents, which is estimated to be uncollectible. Such allowances are reviewed periodically based upon our recovery experience. We also evaluate the probability of collecting future rent which is recognized currently under a straight-line methodology. This analysis considers the long term nature of our leases, as a certain portion of the straight-line rent currently recognizable will not be billed to the tenant until future periods. Our experience relative to unbilled deferred rent receivable is that a certain portion of the amounts recorded as straight-line rental revenue are never collected from (or billed to) tenants due to early lease terminations. For that portion of the recognized deferred rent that is not deemed to be probable of collection, an allowance for doubtful accounts has been provided. Accounts receivable are shown net of an allowance for doubtful accounts of $3.0 million and $2.9 million as of March 31, 2012 and December 31, 2011, respectively.

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

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Loss Per Share

Basic net loss per share is computed by dividing the net loss applicable to common shareholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share reflects potential dilution of securities by adding other potential common shares, including stock options and nonvested restricted shares, to the weighted-average number of common shares outstanding for a period, if dilutive. As of March 31, 2012, there were 1,615,986 stock options outstanding that potentially could be converted into common shares and 331,991 of nonvested restricted stock. These stock options and restricted stock have been excluded from this computation, as their effect is anti-dilutive.

As discussed in Note 1, in connection with the spin-off, on January 12, 2012, GGP distributed to its stockholders 35,546,639 shares of our common stock and 359,056 shares of our Class B common stock. This share amount is being utilized for the calculation of basic and diluted EPS for all periods presented prior to the spin-off as our common stock was not traded prior to January 12, 2012 and there were no dilutive securities in the prior periods. The Company had the following weighted-average shares outstanding:

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2012	2011
Weighted average shares - basic and dilutive	36,785,376	35,905,695

Fair Value of Financial Instruments

The objective of fair value is to determine the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).  GAAP establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 — quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 — observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 — unobservable inputs that are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as consider counterparty credit risk in our assessment of fair value.  Considerable judgment is necessary to interpret Level 2 and 3 inputs in determining the fair value of our financial and non-financial assets and liabilities.  Accordingly, our fair value estimates, which are made at the end of each reporting period, may be different than the amounts that may ultimately be realized upon sale or disposition of these assets.

The fair values of our financial instruments approximate their carrying amount in our consolidated and combined financial statements except for debt. At March 31, 2012 and December 31, 2011, management’s required estimates of fair value are presented below. We estimated the fair value of this debt using Level 2 and Level 3 inputs based on recent financing transactions, estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current London Interbank Offered Rate (“LIBOR”), a widely quoted market interest rate which is frequently the index used to determine the rate at which we borrow funds, U.S. treasury obligation interest rates and on the discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assume that the debt is outstanding through maturity. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist in specific loans, it is unlikely that the estimated fair value of any of such debt could be realized by immediate settlement of the obligation.

	March 31, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Fixed-rate debt	$736,145	$770,221	$731,235	$787,551
Variable-rate debt	443,500	443,500	328,449	328,162
Total Mortgages, notes and loans payable	$1,179,645	$1,213,721	$1,059,684	$1,115,713

Offering Costs

Costs associated with the offering were deferred and charged against the gross proceeds of the offering upon the sale of shares during the three months ended March 31, 2012 (note 10).

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Restricted Cash

Restricted cash consists of security deposits and cash escrowed under loan agreements for debt service, real estate taxes, property insurance, capital renovations and capital improvements.  The restricted cash balance is included in prepaid expenses and other assets on the consolidated and combined balance sheets and totaled $28.4 million and $14.9 million at March 31, 2012 and December 31, 2011, respectively.

Deferred Expenses

Deferred expenses are comprised of deferred lease costs incurred in connection with obtaining new tenants or renewals of lease agreements with current tenants, which are amortized on a straight-line basis over the terms of the related leases, and deferred financing costs which are amortized on a straight-line basis (which approximates the effective interest method) over the lives of the related mortgages, notes, and loans payable.  The following table summarizes our deferred lease and financing costs:

	Gross Asset	Accumulated Amortization	Net Carrying Amount
	(In thousands)
As of March 31, 2012
Deferred lease costs	$25,169	$(5,601)	$19,568
Deferred financing costs	24,609	(1,668)	22,941
Total	$49,778	$(7,269)	$42,509

As of December 31, 2011
Deferred lease costs	$25,133	$(5,367)	$19,766
Deferred financing costs	15,783	—	15,783
Total	$40,916	$(5,367)	$35,549

Stock-Based Compensation

The Company recognizes all stock-based compensation to employees, including grants of employee stock options and restricted stock awards, in the financial statements as compensation cost over the vesting period using an accelerated expense recognition method, based on their fair value on the date of grant.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. For example, estimates and assumptions have been made with respect to fair values of assets and liabilities for purposes of applying the acquisition method of accounting, the useful lives of assets, capitalization of development and leasing costs, recoverable amounts of receivables, initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to acquisitions, impairment of long-lived assets and fair value of debt. Actual results could differ from these and other estimates.

NOTE 2                            ACQUISITION

We completed the acquisition of Grand Traverse Mall, which had previously been owned by GGP. We acquired the property for approximately $62.0 million through the assumption of a restructured and discounted $62.0 million, five-year non-recourse loan at a 5.02% interest rate.  In addition we also funded cash payments of $2.4 million for escrows, $1.3 million for deferred financing fees and $0.5 million for acquisition costs.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 3                                                    INTANGIBLE ASSETS AND LIABILITIES

Acquisition accounting was applied to each of the properties within the Rouse portfolio either when GGP emerged from bankruptcy or upon any subsequent acquisitions.  The following table summarizes our intangible assets and liabilities as a result of the application of acquisition accounting:

	Gross Asset (Liability)	Accumulated (Amortization)/ Accretion	Net Carrying Amount
	(In thousands)
As of March 31, 2012
Tenant leases:
In-place value	$96,026	$(29,691)	$66,335
Above-market	154,190	(42,628)	111,562
Below-market	(51,766)	14,104	(37,662)
Ground leases:
Below-market	2,173	(173)	2,000

As of December 31, 2011
Tenant leases:
In-place value	$101,425	$(33,389)	$68,036
Above-market	157,139	(40,464)	116,675
Below-market	(53,882)	13,762	(40,120)
Ground leases:
Below-market	2,173	(142)	2,031

The gross asset balances of the in-place value of tenant leases are included in buildings and equipment in our consolidated and combined balance sheets. Acquired in-place tenant leases are amortized over periods that approximate the related lease terms. The above-market and below-market tenant and below-market ground leases are included in prepaid expenses and other assets and accounts payable and accrued expenses as detailed in Notes 4 and 6, respectively. Above and below-market lease values are amortized to revenue over the remaining non-cancelable terms of the respective leases (averaging approximately five years for tenant leases and approximately 35 years for ground leases).

Amortization of these intangible assets and liabilities decreased our income by $13.4 and $14.7 million for the three months ended March 31, 2012 and 2011, respectively.

Future amortization is estimated to decrease income by an additional $30.1 million for the remainder of  2012, $30.6 million in 2013, $22.2 million in 2014, $16.1 million in 2015 and $11.9 million in 2016.

NOTE 4                                                    PREPAID EXPENSES AND OTHER ASSETS

The following table summarizes the significant components of prepaid expenses and other assets.

	March 31,	December 31,
	2012	2011
	(In thousands)
Above-market tenant leases, net (Note 3)	$111,562	$116,675
Security and escrow deposits	29,368	14,225
Below-market ground leases, net (Note 3)	2,000	2,031
Prepaid expenses	4,704	4,349
Other	2,729	3,068
Total prepaid expenses and other assets	$150,363	$140,348

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 5                                                    MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable are summarized as follows:

	March 31,	December 31,
	2012	2011
	(In thousands)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$736,145	$731,235
Variable-rate debt:
Collateralized mortgages, notes and loans payable	443,500	328,449
Total mortgages, notes and loans payable	$1,179,645	$1,059,684

On the Spin-Off Date, we entered into a senior secured credit facility (“Senior Facility”) with a syndicate of banks, as lenders, and Wells Fargo Bank, National Association, as administrative agent, and Wells Fargo Securities, LLC, RBC Capital Markets, LLC, and U.S. Bank National Association, as joint lead arrangers that provides borrowings on a revolving basis of up to $50.0 million (the “Revolver”) and a senior secured term loan (the “Term Loan” and together with the Revolver, the “Facilities”) which provided an advance of approximately $433.5 million. The Facilities closed concurrently with the consummation of the spin-off and have a term of three years. The Facilities bear interest at a base rate (based on one month LIBOR, with a LIBOR floor of 1%) plus 5.00%. In addition, we are required to pay an unused fee related to the Revolver equal to 0.30% per year if the aggregate unused amount is greater than or equal to 50% of the Revolver or 0.25% per year if the aggregate unused amount is less that 50% of the Revolver.  For the three months ended March 31, 2012, $.03 million of unused fees are included in interest expense.  The proceeds from the Term Loan were used to paydown existing debt of the portfolio and costs associated with the spin-off and the Facilities. As of March 31, 2012, $10.0 million was outstanding on our Revolver.

The Senior Facility has affirmative and negative covenants that are customary for a real estate loan, including, without limitation, restrictions on incurrence of indebtedness and liens on the mortgage collateral; restrictions on pledges; restrictions on subsidiary distributions; with respect to the mortgage collateral, limitations on our ability to enter into transactions including mergers, consolidations, sales of assets for less than fair market value and similar transactions; conduct of business; restricted distributions; transactions with affiliates; and limitation on speculative hedge agreements. In addition, we are required to comply with financial maintenance covenants relating to the following: (1) net indebtedness to value ratio, (2) liquidity, (3) minimum fixed charge coverage ratio, (4) minimum tangible net worth, and (5) minimum portfolio debt yield. Failure to comply with the covenants in the Senior Facility would result in a default under the credit agreement governing the Facilities and, absent a waiver or an amendment from our lenders, permit the acceleration of all outstanding borrowings under the Senior Facility, which would also result in a cross-default of our Subordinated Facility.  The Company is required to comply with these financial maintenance covenants beginning June 30, 2012.

We also entered into a subordinated unsecured revolving credit facility with a wholly-owned subsidiary of Brookfield Asset Management, Inc., a related party that provides borrowings on a revolving basis of up to $100.0 million (the “Subordinated Facility”). The Subordinated Facility has a term of three years and six months and will bear interest at LIBOR (with a LIBOR floor of 1%) plus 8.50%. The default interest rate following a payment event of default under the Subordinated Facility will be 2.00% more than the then applicable interest rate. Interest will be payable monthly.  At March 31, 2012, no amounts have been drawn from the Subordinated Facility.

We have entered into a hedge transaction related to a portion of our Term Loan for approximately $0.1 million.  This hedge transaction was for an interest rate cap with a notional amount of $110.0 million and caps the daily LIBOR at 1.0%.  As of March 31, 2012 the $0.1 million loss on this interest cap is recorded in accumulated other comprehensive loss.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Collateralized Mortgages, Notes and Loans Payable

As of March 31, 2012, $1.52 billion of land, buildings and equipment (before accumulated depreciation) have been pledged as collateral for our mortgages, notes and loans payable. Certain mortgage notes payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance. The weighted-average interest rate on our collateralized mortgages, notes and loans payable was approximately 5.6% as of March 31, 2012 and 4.9% as of December 31, 2011.

NOTE 6                                                    OTHER LIABILITIES

The following table summarizes the significant components of accounts payable and accrued expenses.

	March 31,	December 31,
	2012	2011
	(In thousands)
Below-market tenant leases, net (Note 3)	$37,662	$40,120
Accounts payable and accrued expenses	12,531	28,454
Accrued interest	3,287	4,065
Accrued real estate taxes	7,766	6,553
Deferred income	843	1,211
Accrued payroll and other employee liabilities	3,674	76
Construction payable	7,781	6,719
Tenant and other deposits	1,392	1,424
Conditional asset retirement obligation liability	4,364	4,252
Other	4,206	4,638
Total accounts payable and accrued expenses	$83,506	$97,512

NOTE 7                                                    INCOME TAXES

RPI Businesses have historically operated under GGP’s REIT structure. We plan to elect to be taxed as a REIT in connection with the filing of our tax return for the 2011 fiscal year and intend to maintain this status in future periods. To qualify as a REIT, we must meet a number of organizational and operational requirements, including requirements to distribute at least 90% of our ordinary taxable income and to either distribute capital gains to stockholders, or pay corporate income tax on the undistributed capital gains. In addition, the Company is required to meet certain asset and income tests.

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

NOTE 8                                                    COMMON STOCK

On January 12, 2012, GGP distributed the assets and liabilities of RPI Businesses to Rouse Properties. Pursuant to the spin-off, we received certain of the assets and liabilities of GGP. Upon this spin-off we issued 35,546,639 shares of our common stock to the existing GGP shareholders. In connection therewith $405.3 million of GGP’s equity was converted to paid in capital. The GGP shareholders received approximately 0.0375 shares of Rouse common stock for every share of GGP common stock owned as of the record date of December 30, 2011. We also issued 359,056 shares of our Class B common stock, par value $0.01 per share to GGP LP.  The Class B common stock have the same rights as the Rouse common stock, except the Class B common stock do not have any voting rights. The Class B common stock can be converted into common stock beginning on January 1, 2013 upon the request of the shareholder.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

On March 26, 2012, we completed a rights offering and backstop purchase. Under the terms of the rights offering and backstop purchase, we issued 13,333,333 shares of our common stock at a subscription price of $15.00 per share. Net proceeds of the rights offering and backstop purchase approximated $192.1 million. As a result of the rights offering and backstop purchase, Brookfield Asset Management, Inc. and its affiliates and co-investors (collectively, “Brookfield”) own approximately 54.38% of the Company.

NOTE 9                                                    STOCK BASED COMPENSATION PLANS

Incentive Stock Plans

In January 2012, we adopted the Rouse Properties, Inc. 2012 Equity Incentive Plan (the “Equity Plan”).  The number of shares of common stock reserved for issuance under the Equity Plan is 4,887,997. The Equity Plan provides for grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, other stock-based awards and performance-based compensation (collectively, the “Awards”). Directors, officers, other employees and consultants of Rouse and its subsidiaries and affiliates are eligible for Awards.  No participant may be granted more than 2,500,000 shares.  The Equity Plan is not subject to the Employee Retirement Income Security Act of 1974, as amended.

Stock Options

Pursuant to the Equity Plan, we granted stock options to certain employees of the Company.  The vesting terms of these grants are specific to the individual grant.  In general, participating employees are required to remain employed for vesting to occur (subject to certain limited exceptions).  In the event that a participating employee ceases to be employed by the Company, any options that have not vested will generally be forfeited.

The following tables summarize stock option activity for the Equity Plan for the period ended March 31, 2012.

2012
	Shares	Weighted Average Exercise Price
Stock options outstanding at January 1	—	$—
Granted	1,615,986	14.72
Exercised	—	—
Forfeited	—	—
Expired	—	—
Stock options outstanding at March 31	1,615,986	$14.72

	Stock Options Outstanding
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price
$14.72	1,615,986	10.0	14.72

Restricted Stock

Pursuant to the Equity Plan, we granted restricted stock to certain employees and non-employee directors.  The vesting terms of these grants are specific to the individual grant. In general, participating employees are required to remain employed for vesting to occur (subject to certain limited exceptions).  In the event that a participating employee ceases to be employed by the Company, any shares that have not vested will generally be forfeited. Dividends are paid on restricted stock and are not returnable, even if the underlying stock does not ultimately vest.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table summarizes restricted stock activity for the three months ended March 31, 2012:

	2012
	Shares	Weighted Average Grant Date Fair Value

Nonvested restricted stock grants outstanding as of beginning of period	—	$—
Granted	334,539	14.72
Canceled	—	—
Vested	(2,548)	14.72
Nonvested restricted stock grants outstanding as of end of period	331,991	$14.72

The weighted average remaining contractual term (in years) of nonvested awards as of March 31, 2012 was 2.2 years.

The total fair value of restricted stock grants which vested was $0.04 million during the three months ended March 31, 2012.

Other Disclosures

The estimated values of options granted in the table above are based on the Black-Scholes pricing model using the assumptions in the table below.  The estimate of the risk-free interest rate is based on the average of a 5- and 10-year U.S. Treasury note on the date the options were granted.  The estimate of the dividend yield and expected volatility is based on a review of publicly-traded peer companies.  The expected life of the option is based on the period that management expects the option to be outstanding.

Three months ended March 31, 2012
Risk-free interest rate	1.46%
Dividend yield	4.25%
Expected volatility	35.00%
Expected life (in years)	6.50

As of March 31, 2012, total compensation expense which had not yet been recognized related to nonvested options and restricted stock grants was $9.4 million. Of this total, $3.9 million is expected to be recognized in 2012, $2.9 million in 2013, $1.6 million in 2014, $0.7 million in 2015 and $0.3 million in 2016.  These amounts may be impacted by future grants, changes in forfeiture estimates or vesting terms, and actual forfeiture rates differing from estimated forfeitures.

NOTE 10                                             RELATED PARTY TRANSACTIONS

Transactions with GGP

As described in Note 1 to the consolidated and combined financial statements, the accompanying consolidated and combined financial statements present the operations of RPI Businesses as carved-out from the financial statements of GGP. Transactions between RPI Businesses have been eliminated in the combined presentation. Also as described in Note 1, an allocation of certain centralized GGP costs incurred for activities such as employee benefit programs (including incentive stock plans and stock based compensation expense), property management and asset management functions, centralized treasury, payroll and administrative functions have been made to the property operating costs of RPI Businesses. Transactions between the RPI Businesses and GGP or other GGP subsidiaries have not been eliminated except that end-of-period intercompany balances and

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Spin-Off Date balances between GGP and RPI Businesses have been considered elements of RPI Businesses’ equity.

Transition Services Agreement with GGP

We have entered into a transition services agreement with GGP whereby GGP or its subsidiaries will provide to us, on a transitional basis, certain specified services for various terms not exceeding 18 months following the spin-off. The services that GGP provides to us include, among others, payroll, human resources and employee benefits, financial systems management, treasury and cash management, accounts payable services, telecommunications services, information technology services, asset management services, legal and accounting services and various other corporate services. The charges for the transition services generally are intended to allow GGP to fully recover the costs directly associated with providing the services, plus a level of profit consistent with an arm’s length transaction together with all out-of-pocket costs and expenses. The charges of each of the transition services are generally based on an hourly fee arrangement and pass-through out-of-pocket costs. We may terminate certain specified services by giving prior written notice to GGP of any such termination.  Costs associated with the transition services agreement were $0.5 million for the three months ended March 31, 2012 and these costs are all payable at March 31, 2012.

Services Agreement with Brookfield

We have entered into a services agreement with Brookfield, pursuant to which Brookfield employees are serving as our Chief Financial Officer and Vice President, Finance for a period of up to 12 months following the spin-off.   Costs associated with the services agreement were $0.3 million for the three months ended March 31, 2012 and these costs are all payable at March 31, 2012.

Office Lease with Brookfield

Upon spin off we assumed a 10-year lease agreement with Brookfield, as landlord, for office space. Costs associated with the office lease were $0.2 million for the three months ended March 31, 2012 and $0.1 million was payable as of March 31, 2012.  In addition, the landlord completed the build out of our office space during 2012 for $1.7 million which was payable as of March 31, 2012 and capitalized in buildings and equipment.

Subordinated Credit Facility with Brookfield

We entered into a credit agreement with a wholly-owned subsidiary of Brookfield, as lender, for a $100.0 million revolving subordinated credit facility.  As of March 31, 2012, no amounts have been drawn on this facility.

Backstop Agreement with Brookfield

In conjunction with the rights offering we entered into a backstop agreement with Brookfield whereby Brookfield agreed to purchase from us, at the rights offering subscription price, unsubscribed shares of our common stock such that the gross proceeds of the rights offering will be $200 million. Costs associated with the backstop agreement were $6.0 million during the three months ended March 31, 2012, are included as a reduction in equity through offering costs for the three months ended March 31, 2012.

NOTE 11                                             SUBSEQUENT EVENTS

On May 11, 2012, we refinanced the Pierre Bossier Mall for approximately $48.5 million.  The loan bears interest at a fixed rate of 4.94% and has a term of ten years.  Approximately $28.5 million of the proceeds were used to pay down Pierre Bossier’s allocation of the Term Loan, and an additional $9.7 million was used to pay the release amount which further reduced the Term Loan’s outstanding balance.  Net proceeds to Rouse before closing costs was approximately $10.3 million.

ITEM 2   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references to numbered Notes are to specific footnotes to our Consolidated and Combined Financial Statements included in this Quarterly Report and which descriptions are incorporated into the applicable response by reference.  The following discussion should be read in conjunction with such Consolidated and Combined Financial Statements and related Notes.  Capitalized terms used, but not defined, in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) have the same meanings as in such Notes.

Forward-looking information

We may make forward-looking statements in this Quarterly Report and in other reports that we file with the SEC. In addition, our senior management may make forward-looking statements orally to analysts, investors, creditors, the media and others.

Forward-looking statements include:

•                  Descriptions of plans or objectives for future operations

•                  Projections of our revenues, net operating income (“NOI”), core net operating income (“Core NOI”), earnings per share, funds from operations (“FFO”), core funds from operations (“Core FFO”) capital expenditures, income tax and other contingent liabilities, dividends, leverage, capital structure or other financial items

•                  Forecasts of our future economic performance

•                  Descriptions of assumptions underlying or relating to any of the foregoing

Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements often include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “would” or similar expressions. Forward-looking statements should not be unduly relied upon. They give our expectations about the future and are not guarantees. Forward-looking statements speak only as of the date they are made and we might not update them to reflect changes that occur after the date they are made.

There are several factors, many beyond our control, which could cause results to differ materially from our expectations, some of which are described in Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011 (our “Annual Report”).  These factors are incorporated herein by reference. Any factor could by itself, or together with one or more other factors, adversely affect our business, results of operations or financial condition.

Overview—Introduction

Our portfolio consists of 31 regional malls in 19 states totaling approximately 22 million square feet of retail and ancillary space. We plan to elect to be treated as a REIT in connection with the filing of our first tax return, subject to meeting the requirements of a REIT at the time of election, and intend to maintain this status in future periods.

The majority of the income from our properties is derived from rents received through long-term leases with retail tenants. These long-term leases generally require the tenants to pay base rent which is a fixed amount specified in the lease. The base rent is often subject to scheduled increases during the term of the lease. Our financial statements refer to this as “minimum rents.” Certain of our leases also include a component which requires tenants to pay amounts related to all or substantially all of their share of real estate taxes and certain property operating expenses, including common area maintenance and insurance. The revenue earned attributable to real estate tax and operating expense recoveries are recorded as “tenant recoveries.” Another component of income is overage rent. Overage rent is paid by a tenant when its sales exceed an agreed upon minimum amount. Overage rent is calculated by multiplying the tenant’s sales in excess of the minimum amount by a percentage defined in the lease, the majority of which is typically earned in the fourth quarter.

Our objective is to achieve growth in NOI, Core NOI, FFO and Core FFO (see “Non-GAAP Financial Measures”) by leasing, operating and repositioning retail properties with locations that are either market dominant (the only mall within an extended distance to service the trade area) or trade area dominant (positioned to be the premier mall serving the defined regional consumer). We plan to control costs within our portfolio of properties and to deliver an appropriate tenant mix, higher occupancy rates and increased sales productivity, resulting in higher minimum rent.

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

•                  Prudently investing capital into our properties.

Overview—Basis of Presentation

The accompanying consolidated and combined financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The consolidated balance sheet as of March 31, 2012 includes the accounts of Rouse, as well as all wholly-owned subsidiaries of Rouse.  The accompanying consolidated and combined statement of operations and comprehensive loss for the three months ended March 31, 2012 includes the consolidated accounts of Rouse and the combined accounts of RPI Businesses.    Accordingly, the results presented for the three months ended March 31, 2012 reflect the aggregate operations and changes in cash flows and equity on a carved-out basis for the period from January 1, 2012 through January 12, 2012 and on a consolidated basis from January 13, 2012 through March 31, 2012.  The accompanying financial statements for the periods prior to the Spin-Off Date are prepared on a carve out basis from the consolidated financial statements of GGP using the historical results of operations and bases of the assets and liabilities of the transferred businesses and including allocations from GGP.  All intercompany transactions have been eliminated in consolidation and combination as of and for the periods ended March 31, 2012 and 2011.

The consolidated and combined financial information included in this Quarterly Report does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly-traded company during the periods presented or those that we will achieve in the future.

Non-GAAP Financial Measures

Net Operating Income and Core Net Operating Income

We present NOI and Core NOI, as defined below, in this Quarterly Report as supplemental measures of our performance that are not required by, or presented in accordance with GAAP. We believe that NOI and Core NOI are useful supplemental measures of our operating performance. We define NOI as operating revenues (minimum rents, including lease termination fees, tenant recoveries, overage rents, and other income) less property and related expenses (real estate taxes, repairs and maintenance, marketing, other property operating costs, and provision for doubtful accounts). We define Core NOI as NOI excluding straight-line rent and amortization of above and below-market tenant leases. Other real estate companies may use different methodologies for calculating NOI and Core NOI, and accordingly, our NOI and Core NOI may not be comparable to other real estate companies.

Because NOI and Core NOI exclude general and administrative expenses, interest expense, depreciation and amortization, straight-line rent and above and below-market tenant leases, we believe that NOI and Core NOI provide performance measures that, when compared year over year, reflect the revenues and expenses directly associated with owning and operating regional shopping malls and the impact on operations from trends in occupancy rates, rental rates and operating costs. These measures thereby provide an operating perspective not immediately apparent from GAAP operating or net income. We use NOI and Core NOI to evaluate our operating performance on a property-by-property basis because NOI and Core NOI allow us to evaluate the impact that factors such as lease structure, lease rates and tenant base, which vary by property, have on our operating results, gross margins and investment returns.

Funds from Operations and Core Funds from Operations

Consistent with real estate industry and investment community practices, we use FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), as a supplemental measure of our operating performance. NAREIT defines FFO as net income (loss) (computed in accordance with current GAAP), excluding impairment write-downs on depreciable real estate, gains or losses from cumulative effects of accounting changes, extraordinary items and sales of depreciable properties, plus real estate related depreciation and amortization.  We also include Core FFO as a supplemental measurement of operating performance.  We define Core FFO as FFO excluding straight-line rent, amortization of above-and below-market tenant leases, net, amortization of above-and below-market ground rent expense, net, amortization of deferred financing costs, mark-to-market adjustments on debt, write-off of market rate adjustments on debt, debt extinguishment costs, other non-recurring costs and provision for income taxes.  Other real estate companies may use different methodologies for calculating FFO and Core FFO, and accordingly, our FFO and Core FFO may not be comparable to other real estate companies.

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

Recent Developments

On January 12, 2012, GGP distributed the assets and liabilities of RPI Businesses to Rouse. Pursuant to the spin-off, we received certain of the assets and liabilities of GGP. Upon this spin-off we issued 35,546,639 shares of our common stock to the existing GGP shareholders. The GGP shareholders received approximately 0.0375 shares of Rouse common stock for every share of GGP common stock owned as of the record date of December 30, 2011. We also issued 359,056 shares of our Class B common stock, par value $0.01 per share to GGP LP.

On March 26, 2012, we completed a rights offering and backstop purchase. Under the terms of the rights offering and backstop purchase, we issued 13,333,333 shares of our common stock at a subscription price of $15.00 per share. Net proceeds of the rights offering and backstop purchase approximated $192.1 million. As a result of the rights offering and backstop purchase, Brookfield Asset Management, Inc.  (“Brookfield”) owns approximately 54.38% of the Company.

On February 21, 2012, we completed the acquisition of Grand Traverse Mall, which had previously been owned by GGP. Grand Traverse is a 589,000 square foot, single level, enclosed regional mall located in Traverse City, Michigan. We acquired the property for approximately $62.0 million through the assumption of a restructured and discounted $62.0 million, five-year non-recourse loan at a 5.02% interest rate.  In addition we also funded cash payments of $2.4 million for escrows, $1.3 million for deferred financing fees and $0.5 million for acquisition costs.

Three Months Ended March 31, 2012 and 2011

Summary of NOI to Core NOI to operating income

The following table compares items within NOI and Core NOI and provides a reconciliation from Core NOI to NOI and NOI to operating income:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	$ Change	% Change
	(In thousands)
Property revenues:
Minimum rents	$37,212	$38,402	$(1,190)	(3.1)%
Tenant recoveries	16,596	18,096	(1,500)	(8.3)
Overage rents	1,445	1,301	144	11.1
Other	1,155	1,300	(145)	(11.2)
Total property revenues	56,408	59,099	(2,691)	(4.6)
Property operating expenses:
Real estate taxes	5,990	6,025	(35)	(0.6)
Property maintenance costs	3,441	3,885	(444)	(11.4)
Marketing	461	766	(305)	(39.8)
Other property operating costs	14,399	14,036	363	2.6
Provision for doubtful accounts	263	210	53	25.2
Total property operating expenses	24,554	24,922	(368)	(1.5)
NOI	$31,854	$34,177	$(2,323)	(6.8)%

NOI	$31,854	$34,177	$(2,323)	(6.8)%
Non-cash components of minimum rent
Amortization of straight-line rent	(1,499)	(2,081)	582	(28.0)
Above- and below-market tenant leases, net	6,436	5,848	588	10.1
Above- and below-market ground rent expense, net	31	31	—	—
Total non-cash components of minimum rent	4,968	3,798	1,170	30.8
Core NOI	$36,822	$37,975	$(1,153)	(3.0)%

Core NOI	$36,822	$37,975	$(1,153)	(3.0)%
Amortization of straight-line rent	1,499	2,081	(582)	(28.0)
Above- and below-market tenant leases, net	(6,436)	(5,848)	(588)	10.1
Above- and below-market ground rent expense, net	(31)	(31)	—	—
NOI	31,854	34,177	(2,323)	(6.8)
General and administrative	(5,144)	(2,529)	(2,615)	103.4
Other	(4,459)	(528)	(3,931)	744.5
Depreciation and amortization	(18,274)	(18,968)	694	(3.7)
Operating income	$3,977	$12,152	$(8,175)	(67.3)%

Minimum rents include base minimum rents, percent-in-lieu rents, termination income and non-cash revenues such as straight-line rent and amortization of above- and below-market tenant leases. Minimum rents decreased $1.2 million for the three months ended March 31, 2012 compared to 2011 primarily due to a $1.2 million change in non-cash components of minimum rent.  These non-cash components include amortization of straight-line rent and above- and below-market tenant leases.

Tenant recoveries decreased $1.5 million for the three months ended March 31, 2012 primarily due to the conversion of certain tenants to gross leases.

Property maintenance costs decreased $0.4 million for the three months ended March 31, 2012 primarily due to decreased spending related to the outsourcing of certain property maintenance functions during 2011.

Marketing expense decreased $0.3 million for the three months ended March 31, 2012 primarily due to a national allocation of expenses that were incurred when the properties were owned by GGP.

Summary of NOI to FFO and Core FFO

The following table reconciles NOI, FFO and Core FFO with net loss:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	$ Change	% Change
	(in thousands)

NOI	$31,854	$34,177	$(2,323)	(6.8)%
General and administrative	(5,144)	(2,529)	(2,615)	103.4
Other	(4,459)	(528)	(3,931)	744.5
Depreciation and amortization	(18,274)	(18,968)	694	(3.7)
Operating income	3,977	12,152	(8,175)	(67.3)
Interest income	1	1	—	—
Interest expense	(29,989)	(18,540)	(11,449)	61.8
Provision for income taxes	(66)	(148)	82	(55.4)
Net loss	(26,077)	(6,535)	(19,542)	299.0
Depreciation and amortization of capitalized real estate costs	18,274	18,968	(694)	(3.7)
FFO	(7,803)	12,433	(20,236)	(162.8)
Amortization of straight-line rent	(1,499)	(2,081)	582	(28.0)
Above- and below-market tenant leases, net	6,436	5,848	588	10.1
Above- and below-market ground rent expense, net	31	31	—	—
Amortization of deferred financing costs	1,668	—	1,668	n/a
Mark-to-market adjustments on debt	2,724	1,799	925	51.4
Write-off of market rate adjustments	8,958	—	8,958	n/a
Other	4,459	528	3,931	744.5
Provision for income taxes	66	148	(82)	(55.4)
Core FFO	$15,040	$18,706	$(3,666)	(19.6)%

General and administrative expense increased $2.6 million for the three months ended March 31, 2012.  The increase is due to the fact that we assumed the responsibility for certain corporate costs which include costs related to property management, human resources, security, payroll and benefits, legal, corporate communications and information services.  For the three months ended March 31, 2011, these costs were charged or allocated to us based on GGP’s corporate costs based on a number of factors, most significantly our percentage of GGP’s adjusted revenue and assets and the number of properties.

Other expenses increased $3.9 million for the year ended March 31, 2012 primarily due to a $1.2 million signing bonus and $1.0 million for severance expenses and other one-time spin-off costs.

Depreciation and amortization decreased $0.7 million for the three months ended March 31, 2012 primarily due to the decrease in amortization of in place leases due to tenant lease expirations.

Net interest expense increased $11.4 million for the three months ended March 31, 2012 primarily due to a $9.0 million write off of market rate adjustments on loans that were paid off on the date of the spin-off. The remainder of the increase in interest expense was due to the increase in debt due to the Senior Facility and Grand Traverse loan and the amortization of deferred financing costs.

Liquidity and Capital Resources

Our primary uses of cash include payment of operating expenses, working capital, debt repayment, including principal and interest, reinvestment in properties, development and redevelopment of properties, tenant allowance, dividends and restructuring costs.

Our primary sources of cash are operating cash flows, borrowings under our Senior Facility, borrowings under our Subordinated Facility as described under “Financings” below and the proceeds of our recently completed rights offering.

The successful execution of our business strategy will require the availability of substantial amounts of operating and development capital both initially and over time. Sources of such capital could include bank, life insurance company, pension plan or institutional investor borrowings, public and private offerings of debt or equity, sale of certain assets and joint ventures.  We have identified opportunities to invest significant capital to reposition and refresh certain of our properties, but we will sequence long-term redevelopment projects with leasing activity. We believe these capital investments will assist in increasing our revenues significantly and deliver solid net operating income growth over the medium term.  For a discussion of factors that could have an impact on our ability to realize these goals, see “Forward-Looking Information.”

As of March 31, 2012, our combined contractual debt, excluding non-cash debt market rate adjustments, was approximately $1.23 billion. The aggregate principal and interest payments on our outstanding indebtedness as of March 31, 2012 are approximately $75.8 million for the remainder of 2012 and approximately $151.6 million for the year ended December 31, 2013.

We believe that cash generated from operations, together with amounts available under our Subordinated Facility and our recently completed rights offering will be sufficient to permit us to meet our debt service obligations, ongoing cost of operations, working capital needs, distribution requirements and capital expenditure requirements for at least the next 12 months. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with the covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.  For a discussion of factors that could have an impact on our ability to realize these goals, see “Forward-Looking Information.”

Financings

Senior Facility.   On January 12, 2012, we entered into a three year senior secured credit facility (“Senior Facility”) with a syndicate of banks, as lenders, and Wells Fargo Bank, National Association, as administrative agent, and Wells Fargo Securities, LLC, RBC Capital Markets, LLC and U.S. Bank National Association, as joint lead arrangers, that provides borrowings on a revolving basis of up to $50.0 million (the “Revolver”), and a senior secured term loan (the “Term Loan” and together with the Revolver, the “Facilities”) that has provided an advance of approximately $433.5 million. We used the proceeds of the Term Loan to refinance certain mortgage debt that was not assumed by us in connection with the spin-off and to pay other transaction fees and expenses. The Senior Facility has affirmative and negative covenants that are customary for a real estate loan, including, without limitation, restrictions on incurrence of indebtedness and liens on the mortgage collateral; restrictions on pledges; restrictions on subsidiary distributions; with respect to the mortgage collateral, limitations on our ability to enter into transactions including mergers, consolidations, sales of assets for less than fair market value and similar transactions; conduct of business; restricted distributions; transactions with affiliates; and limitation on speculative hedge agreements. In addition, we are required to comply with financial maintenance covenants relating to the following: (1) net indebtedness to value ratio, (2) liquidity, (3) minimum fixed charge coverage ratio, (4) minimum tangible net worth, and (5) minimum portfolio debt yield. Failure to comply with the covenants in the Senior Facility could result in a default under the credit agreement governing these Facilities and, absent a waiver or an amendment from our lenders, permit the acceleration of all outstanding borrowings under the Senior Facility and would cross-default our Subordinated Facility.

Property-Level Debt.    We have individual Property-Level Debt on 14 of our 31 assets, representing approximately $782.6 million (excluding $46.4 million of market rate adjustments) (the “Property-Level Debt”). The Property-Level Debt has an average weighted interest rate of 5.30% and an average remaining term of four years. The Property-Level Debt is stand-alone (not crossed-collateralized) first mortgage debt and is non-recourse with the exception of customary contingent guarantees/indemnities.

Subordinated Facility.    On January 12, 2012, we entered into a subordinated unsecured revolving credit facility with a wholly-owned subsidiary of Brookfield that provides for borrowings on a revolving basis of up to $100.0 million (the “Subordinated Facility”). The Subordinated Facility does not have any affirmative covenants and has the following negative covenants: merger, consolidation and sale of all or substantially all assets; modifications of organizational documents; no adverse modifications to the facilities; and no refinancing or replacement of the Facilities without the Subordinated Facility lender’s consent. There are cross-default provisions with the Senior Facility. If the Facilities are repaid or refinanced prior to the maturity of the Subordinated Facility, then the covenants (other than the covenants related to the mortgage collateral) from the Facilities shall be incorporated by reference to the Subordinated Facility.

Summary of Cash Flows

Cash Flows from Operating Activities

Net cash provided by operating activities was $7.4 million for the three months ended March 31, 2012 compared to net cash provided by operating activities of $22.2 million for the three months ended March 31, 2011.  The decrease in cash provided by operating activities of $14.8 million was due primarily to the funding of the net loss and restricted cash accounts.  Our net loss increased $19.5 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  In addition we funded $1.9 million to our restricted cash accounts during the three months ended March 31, 2012.

Cash Flows from Investing Activities

Net cash used in investing activities was $19.6 million for the three months ended March 31, 2012 compared to $3.7 million for the three months ended March 31, 2011.  The increase in cash used in investing activities was significantly due to an $11.7 million increase in restricted cash required for capital renovation and replacement reserves as required under the Senior Facility.

Cash Flows from Financing Activities

Net cash provided by financing activities was $207.0 for the three months ended March 31, 2012 compared to $(19.9) million of cash used in financing activities for the three months ended March 31, 2011.  The increase of $226.8 million in net cash provided from financing activities was primarily due to $192.4 million in proceeds related to our rights offering as well as $433.5 million provided by a term loan that was used primarily to pay down $391.3 million of debt at the time of the spin-off as well as provide working capital.

Contractual Cash Obligations and Commitments

The following table aggregates our contractual cash obligations and commitments as of March 31, 2012:

	2012	2013	2014	2015	2016	Subsequent	Total
	(In thousands)
Long-term debt-principal (1)	$23,453	$85,841	$253,694	$428,245	$214,461	$220,367	$1,226,061
Interest payments (2)	52,380	65,752	55,553	25,571	16,897	8,653	224,806
Operating lease obligations	807	1,076	1,076	1,076	1,076	5,735	10,846
Total	$76,640	$152,669	$310,323	$454,892	$232,434	$234,755	$1,461,713

(1)  Excludes $46.4 million of non-cash debt market rate adjustments.

(2)  Based on rates as of March 31, 2012.  Variable rates are based on LIBOR rate of 0.24%.  Since LIBOR is below the LIBOR floor on our variable debt, we used 6.0% (1.0% floor + 5.0%) to calculate interest expense in future periods.  If we had increased the effective interest rate to 6.25% to calculate future interest on the variable debt, interest payments would have increased $0.9 million, $1.1 million and $1.0 million for the remainder of 2012, 2013, and 2014, respectively

Off-Balance Sheet Financing Arrangements

We do not have any off-balance sheet financing arrangements.

REIT Requirements

In order to qualify as a REIT for federal income tax purposes, among other requirements, we must distribute or pay tax on 100% of our capital gains and we must distribute at least 90% of our ordinary taxable income to stockholders. To avoid current entity level U.S. federal income taxes, we plan to distribute 100% of our capital gains and ordinary income to our stockholders annually. We may not have sufficient liquidity to meet these distribution requirements. We have no present intention to pay any dividends on our common stock in the future other than in order to maintain our REIT status, which dividends our board of directors may decide to pay in the form of cash, common stock or a combination of cash and common stock.

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

Critical Accounting Policies

Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. Our critical accounting policies are discussed in our Annual Report and have not changed during the first quarter of 2012.

ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in the market risks described in our Annual Report.

ITEM 4      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)).  Based on that evaluation, the CEO and the CFO have concluded that our disclosure controls and procedures are effective.

Internal Controls over Financial Reporting

There have been no changes in our internal controls during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II      OTHER INFORMATION

ITEM 1       LEGAL PROCEEDINGS

In the ordinary course of our business, we are from time to time involved in legal proceedings related to the ownership and operations of our properties. We are not currently involved in any legal or administrative proceedings that we believe are likely to have a materially adverse effect on our business, results of operations or financial condition.

ITEM 1A   RISK FACTORS

There are no material changes to the risk factors previously disclosed in Part I, Item 1A in our 2011 Annual Report on Form 10-K.

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 26, 2012 we sold 6,354,012 shares of our common stock to affiliates of Brookfield at a price of $15.00 per share in accordance with the terms of our backstop purchase agreement with Brookfield. The sale was made in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4  MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5   OTHER INFORMATION

None

ITEM 6   EXHIBITS

31.1                           Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                           Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                           Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101                              The following financial information from Rouse Properties, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, has been filed with the SEC on May 15, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated and Combined Balance Sheets, (2) Consolidated and Combined Statements of Operations and Comprehensive Loss, (3) Consolidated and Combined Statements of Equity, (4) Consolidated and Combined Statements of Cash Flows and (5) Notes to Consolidated and Combined Financial Statements, tagged as blocks of text.  Pursuant to Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under these sections.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of March 31, 2012.  The registrant agrees to furnish a copy of such agreements to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROUSE PROPERTIES, INC.
(Registrant)

Date: May 15, 2012	By:	/s/ Rael Diamond
Rael Diamond
Chief Financial Officer
(on behalf of the Registrant and as Principal Accounting Officer)

EXHIBIT INDEX

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

101

The following financial information from Rouse Properties, Inc’s. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, has been filed with the SEC on May 15, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated and Combined Balance Sheets, (2) Consolidated and Combined Statements of Operations and Comprehensive Loss, (3) Consolidated and Combined Statements of Equity, (4) Consolidated and Combined Statements of Cash Flows and (5) Notes to Consolidated and Combined Financial Statements, tagged as blocks of text.

Pursuant to Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under these sections.