Form 10-Q
period 2012-06-30
Rouse Properties, Inc.
filed 2012-08-13
CIK 1528558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

The number of shares of Common Stock, $.01 par value, outstanding on August 10, 2012 was 49,225,133.

ROUSE PROPERTIES, INC.

ROUSE PROPERTIES, INC.

CONSOLIDATED AND COMBINED BALANCE SHEETS

(UNAUDITED)

	June 30, 2012	December 31, 2011
	(In thousands)
Assets:
Investment in real estate:
Land	$315,779	$299,941
Buildings and equipment	1,212,035	1,162,541
Less accumulated depreciation	(91,463)	(72,620)
Net investment in real estate	1,436,351	1,389,862
Cash and cash equivalents	163,299	204
Short term investment	29,989	—
Accounts receivable, net	20,216	17,561
Deferred expenses, net	40,396	35,549
Prepaid expenses and other assets	147,333	140,348
Total assets	$1,837,584	$1,583,524

Liabilities:
Mortgages, notes and loans payable	$1,185,995	$1,059,684
Accounts payable and accrued expenses	86,470	97,512
Total liabilities	1,272,465	1,157,196

Commitments and contingencies	—	—

Equity:
Common stock: $0.01 par value; 500,000,000 shares authorized, 49,225,133 and 0 shares issued and outstanding, respectively	493	—
Class B common stock: $0.01 par value; 1,000,000 shares authorized, 359,056 and 0 shares issued and outstanding, respectively	4	—
Additional paid-in capital	594,314	—
GGP Equity	—	426,328
Accumulated deficit	(29,738)	—
Accumulated other comprehensive loss	(65)	—
Total stockholders’ equity	565,008	426,328
Noncontrolling interest	111	—
Total equity	565,119	426,328
Total liabilities and equity	$1,837,584	$1,583,524

The accompanying notes are an integral part of these consolidated and combined financial statements.

ROUSE PROPERTIES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(In thousands, except per share amounts)
Revenues:
Minimum rents	$38,072	$36,554	$75,284	$74,956
Tenant recoveries	16,915	17,842	33,511	35,938
Overage rents	659	461	2,104	1,762
Other	1,303	1,398	2,458	2,698
Total revenues	56,949	56,255	113,357	115,354
Expenses:
Real estate taxes	5,575	6,089	11,565	12,114
Property maintenance costs	3,351	3,075	6,792	6,960
Marketing	660	808	1,121	1,574
Other property operating costs	14,992	13,555	29,391	27,591
Provision for doubtful accounts	451	302	714	512
General and administrative	5,240	3,197	10,384	5,726
Depreciation and amortization	16,773	19,518	35,047	38,486
Other	1,983	(606)	6,442	(78)
Total expenses	49,025	45,938	101,456	92,885
Operating income	7,924	10,317	11,901	22,469

Interest income	8	7	9	8
Interest expense	(23,699)	(16,782)	(53,688)	(35,322)
Loss before income taxes	(15,767)	(6,458)	(41,778)	(12,845)
Provision for income taxes	(173)	(140)	(239)	(288)
Net loss	$(15,940)	$(6,598)	$(42,017)	$(13,133)

Net loss per share - Basic and Diluted	$(0.32)	$(0.18)	$(0.98)	$(0.37)

Dividends declared per share	$0.07	$—	$0.07	$—

Comprehensive loss:
Net loss	$(15,940)	$(6,598)	$(42,017)	$(13,133)
Other comprehensive gain (loss):
Net unrealized gain (loss) on financial instrument	65	—	(65)	—
Comprehensive loss	$(15,875)	$(6,598)	$(42,082)	$(13,133)

The accompanying notes are an integral part of these consolidated and combined financial statements.

ROUSE PROPERTIES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

(UNAUDITED)

	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	GGP Equity	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
	(In thousands, except share amounts)
Balance at January 1, 2011	—	—	$—	$—	$—	$329,862	$—	$—	$—	$329,862
Net loss	—	—	—	—	—	(13,133)	—	—	—	(13,133)
Contributions from GGP, net	—	—	—	—	—	132,601	—	—	—	132,601
Balance at June 30, 2011	—	—	$—	$—	$—	$449,330	$—	$—	$—	$449,330

Balance at January 1, 2012	—	—	$—	$—	$—	$426,328	$—	$—	$—	$426,328
Net loss	—	—	—	—	—	(12,279)	(29,738)	—	—	(42,017)
Other comprehensive loss	—	—	—	—	—	—	—	(65)	—	(65)
Distributions to GGP prior to the spin-off	—	—	—	—	—	(8,394)	—	—	—	(8,394)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	111	111
Issuance of 35,547,049 shares of common stock and 359,056 shares of Class B common stock related to the spin-off and transfer of GGP equity on the spin-off date	35,547,049	359,056	356	4	405,295	(405,655)	—	—	—	—
Issuance of 13,333,333 shares of common stock related to the rights offering	13,333,333	—	133	—	199,867	—	—	—	—	200,000
Offering costs	—	—	—	—	(8,392)	—	—	—	—	(8,392)
Dividends	—	—	—	—	(3,471)	—	—	—	—	(3,471)
Issuance and amortization of stock compensation	344,751	—	4	—	1,015	—	—	—	—	1,019
Balance at June 30, 2012	49,225,133	359,056	$493	$4	$594,314	$—	$(29,738)	$(65)	$111	$565,119

The accompanying notes are an integral part of these consolidated and combined financial statements.

ROUSE PROPERTIES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Cash Flows from Operating Activities:
Net loss	$(42,017)	$(13,133)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	714	512
Depreciation	31,747	35,525
Amortization	3,300	2,961
Amortization/write-off of deferred finance costs	5,468	—
Amortization/write-off of debt market rate adjustments	14,342	3,656
Amortization of above/below market leases	13,009	12,650
Straight-line rent amortization	(3,156)	(3,764)
Stock based compensation	1,019	—
Net changes:
Accounts receivable	(211)	(760)
Prepaid expenses and other assets	(60)	1,887
Deferred expenses	(3,390)	(3,272)
Restricted cash	(2,256)	6,858
Accounts payable and accrued expenses	5,692	(1,650)
Net cash provided by operating activities	24,201	41,470

Cash Flows from Investing Activities:
Acquisition/development of real estate and property additions/improvements	(20,113)	(9,587)
Purchase of short term investment	(29,989)	—
Increase in restricted cash	(18,749)	(104)
Net cash used in investing activities	(68,851)	(9,691)

Cash Flows from Financing Activities:
Proceeds received from rights offering	200,000	—
Payments for offering costs	(8,062)	—
Change in GGP investment, net	(8,394)	120,653
Contributions from noncontrolling interests	111	—
Proceeds from refinance/issuance of mortgages, notes and loans payable	560,750	—
Borrowing under revolving line of credit	10,000	—
Principal payments on mortgages, notes and loans payable	(510,795)	(154,117)
Repayment under revolving line of credit	(10,000)	—
Deferred financing costs	(25,865)	—
Net cash provided by (used in) financing activities	207,745	(33,464)

Net change in cash and cash equivalents	163,095	(1,685)
Cash and cash equivalents at beginning of period	204	1,816
Cash and cash equivalents at end of period	$163,299	$131

Supplemental Disclosure of Cash Flow Information:
Interest paid	$34,748	$32,249

Non-Cash Transactions:
Change in accrued capital expenditures included in accounts payable and accrued expenses	$96	$355
Assumption of mortgage related to the acquisition of a property	62,000	—
Other non-cash GGP investment, net	—	11,948

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

General

Rouse Properties, Inc. is a Delaware corporation that was created to hold certain assets and liabilities of General Growth Properties, Inc. (“GGP”). As of January 1, 2012, Rouse Properties Inc. and its subsidiaries (“Rouse” or the “Company”) was a wholly-owned subsidiary of GGP Limited Partnership (“GGPLP”). GGP distributed the assets and liabilities of 30 of its wholly-owned properties (“RPI Businesses”) to Rouse on January 12, 2012 (the “Spin-Off Date”).  Before the spin-off, we had not conducted any business as a separate company and had no material assets or liabilities. The operations, assets and liabilities of the business were transferred to us by GGP on the spin-off date and are presented as if the transferred business was our business for all historical periods described.  As such, our assets and liabilities on the Spin-Off Date are reflective of GGP’s respective carrying values.  Unless the context otherwise requires, references to “we”, “us” and “our” refer to Rouse from January 12, 2012 through June 30, 2012 and RPI Businesses before January 12, 2012.  Before the spin-off, RPI Businesses were operated as subsidiaries of GGP, which operates as a real estate investment trust (“REIT”). After the spin-off, we expect to continue to operate as a REIT.

Principles of Combination and Consolidation and Basis of Presentation

The accompanying consolidated and combined financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The consolidated balance sheet as of June 30, 2012 includes the accounts of Rouse, as well as all subsidiaries of Rouse.  The accompanying consolidated and combined statements of operations and comprehensive loss for the three months ended June 30, 2012 includes the consolidated accounts of Rouse and for the six months ended June 30, 2012 includes the consolidated accounts of Rouse and the combined accounts of RPI Businesses.  Accordingly, the results presented for the six months ended June 30, 2012 reflect the aggregate operations and changes in cash flows and equity on a carved-out basis for the period from January 1, 2012 through January 12, 2012 and on a consolidated basis from January 13, 2012 through June 30, 2012.  The accompanying financial statements for the periods prior to the Spin-Off Date are prepared on a carve out basis from the consolidated financial statements of GGP using the historical results of operations and bases of the assets and liabilities of the transferred businesses and including allocations from GGP.  All intercompany transactions have been eliminated in consolidation and combination as of and for the periods ended June 30, 2012 and 2011, except end-of-period intercompany balances on December 31, 2011 and Spin-Off Date balances between GGP and RPI Businesses have been considered elements of RPI Businesses’ equity.  In the opinion of management, the accompanying consolidated and combined financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented.  The Company believes that the disclosures made are adequate to prevent the information presented from being misleading.

Our historical financial results reflect allocations for certain corporate costs and we believe such allocations are reasonable; however, such results do not reflect what our expenses would have been had the Company been operating as a separate stand-alone public company. The corporate allocations for the six months ended June 30, 2012 include allocations for the period from January 1, 2012 through January 12, 2012 which aggregated $0.4 million.  The corporate allocations for the three and six months ended June 30, 2011 totaled $3.2 million and $5.7 million, respectively.  These allocations have been included in general and administrative expenses on the consolidated and combined statements of operations. Costs of the services that were allocated or charged to us were based on either actual costs incurred or a proportion of costs estimated to be applicable to us based on a number of factors, most significantly our percentages of GGP’s adjusted revenue and gross leasable area of assets and also the number of properties.

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

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Properties

Acquisition accounting was applied to real estate assets within the Rouse portfolio when GGP emerged from bankruptcy in November 2010 or upon any subsequent acquisitions.  After acquisition accounting is applied the real estate assets are carried at the cost basis less accumulated depreciation.  Expenditures for development in progress, as well as significant renovations are capitalized.  Tenant improvements, either paid directly or in the form of construction allowances paid to tenants, are capitalized and depreciated over the shorter of the useful life or applicable lease term.  Maintenance and repair costs are charged to expense when incurred.  In leasing tenant space, we may provide funding to the lessee through a tenant allowance. In accounting for a tenant allowance, we determine whether the allowance represents funding for the construction of leasehold improvements and evaluate the ownership of such improvements. If we are considered the owner of the leasehold improvements for accounting purposes, we capitalize the amount of the tenant allowance and depreciate it over the shorter of the useful life of the leasehold improvements or the related lease term. If the tenant allowance represents a payment for a purpose other than funding leasehold improvements, or in the event we are not considered the owner of the improvements for accounting purposes, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of rental revenue on a straight-line basis.

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

If an indicator of potential impairment exists, the asset is tested for recoverability by comparing its carrying amount to the estimated future undiscounted cash flows. The cash flow estimates used both for determining recoverability and estimating fair value are inherently judgmental and reflect current and projected trends in rental, occupancy, capitalization rates, and estimated holding periods for the applicable assets. Although the estimated fair value of certain assets may be exceeded by the carrying amount, a real estate asset is only considered to be impaired when its carrying amount cannot be recovered through estimated future undiscounted cash flows. To the extent an impairment provision is determined to be necessary, the excess of the carrying amount of the asset over its estimated fair value is expensed to operations. In addition, the impairment provision is allocated proportionately to adjust the carrying amount of the asset. The adjusted carrying amount, which represents the new cost basis of the asset, is depreciated over the remaining useful life of the asset.

Rouse and RPI Businesses did not record impairment charges related to its operating properties for the three and six months ended June 30, 2012 and 2011, respectively.

Revenue Recognition and Related Matters

Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. Minimum rent revenues also include amounts collected from tenants to allow the termination of their leases prior to their scheduled termination dates as well as the amortization related to above and below-market tenant leases on acquired properties. Minimum rent revenues also include

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

percentage rents in lieu of minimum rent from those leases where we receive a percentage of tenant revenues. The following is a summary of amortization of straight-line rent, lease termination income, net amortization related to above and below-market tenant leases, and percentage rent in lieu of minimum rent:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
		(In thousands)
Amortization of straight-line rent	$1,657	$1,683	$3,156	$3,764
Lease termination income	70	62	218	449
Net amortization of above and below-market tenant leases	(6,574)	(6,803)	(13,009)	(12,650)
Percentage rents in lieu of minimum rent	2,058	2,000	4,060	4,025

Straight-line rent receivables represent the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases. The following is a summary of straight-line rent receivables, which are included in accounts receivable, net, in our consolidated and combined balance sheets and are reduced for allowances and amounts doubtful of collection:

	June 30, 2012	December 31, 2011
	(In thousands)
Straight-line rent receivables, net	$9,242	$6,086

We provide an allowance for doubtful accounts against the portion of accounts receivable, including straight-line rents, which is estimated to be uncollectible. Such allowances are reviewed periodically based upon our recovery experience. We also evaluate the probability of collecting future rent which is recognized currently under a straight-line methodology. This analysis considers the long term nature of our leases, as a certain portion of the straight-line rent currently recognizable will not be billed to the tenant until future periods. Our experience relative to unbilled deferred rent receivable is that a certain portion of the amounts recorded as straight-line rental revenue are never collected from (or billed to) tenants due to early lease terminations. For that portion of the recognized deferred rent that is not deemed to be probable of collection, an allowance for doubtful accounts has been provided. Accounts receivable are shown net of an allowance for doubtful accounts of $3.5 million and $2.9 million as of June 30, 2012 and December 31, 2011, respectively.

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

Loss Per Share

Basic net loss per share is computed by dividing the net loss applicable to common shareholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share reflects potential dilution of securities by adding other potential common shares, including stock options and nonvested restricted shares, to the weighted-average number of common shares outstanding for a period, if dilutive. As of June 30, 2012, there were 1,652,486 stock options outstanding that potentially could be converted into common shares and 339,655 shares of nonvested restricted stock. These stock options and restricted stock have been excluded from this computation, as their effect is anti-dilutive.

In connection with the spin-off, on January 12, 2012, GGP distributed to its stockholders 35,547,049 shares of our common stock and retained 359,056 shares of our Class B common stock. This share amount is being utilized for the calculation of basic and diluted EPS for all periods presented prior to the spin-off as our common stock was not traded prior to January 12, 2012 and there were no dilutive securities in the prior periods. The Company had the following weighted-average shares outstanding:

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Weighted average shares - basic and dilutive	49,242,014	35,906,105	43,013,900	35,906,105

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

The fair values of our financial instruments approximate their carrying amount in our consolidated and combined financial statements except for debt. At June 30, 2012 and December 31, 2011, management’s required estimates of fair value are presented below. We estimated the fair value of this debt using Level 2 and Level 3 inputs based on recent financing transactions, estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current London Interbank Offered Rate (“LIBOR”), a widely quoted market interest rate which is frequently the index used to determine the rate at which we borrow funds, U.S. treasury obligation interest rates, and on the discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assume that the debt is outstanding through maturity. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist in specific loans, it is unlikely that the estimated fair value of any of such debt could be realized by immediate settlement of the obligation.

	June 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(In thousands)
Fixed-rate debt	$860,921	$898,452	$731,235	$787,551
Variable-rate debt	325,074	325,074	328,449	328,162
Total mortgages, notes and loans payable	$1,185,995	$1,223,526	$1,059,684	$1,115,713

Offering Costs

Costs associated with the offering were deferred and charged against the gross proceeds of the offering upon the sale of shares during the six months ended June 30, 2012 (note 11).

Cash and Cash Equivalents

The Company considers all demand deposits and treasury bills with a maturity of three months or less, at the date of purchase, to be cash equivalents.

Short Term Investment

The Company considers its investment in the U.S. treasury security to be a held-to-maturity security as it has the intent and ability

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

to hold until maturity and as such, is recorded at amortized cost.  During the three month period ended June 30, 2012 the Company purchased a six month U.S Treasury security with a par value of $30.00 million for $29.99 million.  As of June 30, 2012 the fair value of this treasury was $29.99 million.  The Company used Level 1 inputs in determining the fair value of the U.S. treasury security as of June 30, 2012.

Restricted Cash

Restricted cash consists of security deposits and cash escrowed under loan agreements for debt service, real estate taxes, property insurance, capital renovations and capital improvements.  The restricted cash balance is included in prepaid expenses and other assets on the consolidated and combined balance sheets and totaled $36.8 million and $14.2 million at June 30, 2012 and December 31, 2011, respectively.

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

	Gross Asset	Accumulated Amortization	Net Carrying Amount
		(In thousands)
As of June 30, 2012
Deferred lease costs	$26,752	$(6,753)	$19,999
Deferred financing costs	23,754	(3,357)	20,397
Total	$50,506	$(10,110)	$40,396

As of December 31, 2011
Deferred lease costs	$25,133	$(5,367)	$19,766
Deferred financing costs	15,783	—	15,783
Total	$40,916	$(5,367)	$35,549

Stock-Based Compensation

The Company recognizes all stock-based compensation to employees, including grants of employee stock options and restricted stock awards, in the financial statements as compensation cost over the vesting period based on their fair value on the date of grant.

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

NOTE 2                 ACQUISITION

On February 21, 2012, we completed the acquisition of Grand Traverse Mall, which had previously been owned by GGP. We acquired the property for approximately $62.0 million through the assumption of a restructured and discounted $62.0 million, five year non-recourse loan at a 5.02% interest rate.  In addition we also funded cash payments of $2.4 million for escrows, $1.3 million

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

for deferred financing costs and $0.5 million for acquisition costs.

NOTE 3                 INTANGIBLE ASSETS AND LIABILITIES

Acquisition accounting was applied to each of the properties within the Rouse portfolio either when GGP emerged from bankruptcy or upon any subsequent acquisitions.  The following table summarizes our intangible assets and liabilities as a result of the application of acquisition accounting:

	Gross Asset (Liability)	Accumulated (Amortization)/ Accretion	Net Carrying Amount
		(In thousands)
As of June 30, 2012
Tenant leases:
In-place value	$95,649	$(33,776)	$61,873
Above-market	152,547	(49,951)	102,596
Below-market	(51,263)	15,993	(35,270)
Ground leases:
Below-market	2,173	(205)	1,968

As of December 31, 2011
Tenant leases:
In-place value	$101,425	$(33,389)	$68,036
Above-market	157,139	(40,464)	116,675
Below-market	(53,882)	13,762	(40,120)
Ground leases:
Below-market	2,173	(142)	2,031

The gross asset balances of the in-place value of tenant leases are included in buildings and equipment in our consolidated and combined balance sheets. Acquired in-place tenant leases are amortized over periods that approximate the related lease terms. The above-market and below-market tenant and below-market ground leases are included in prepaid expenses and other assets and accounts payable and accrued expenses as detailed in Notes 4 and 6, respectively. Above and below-market lease values are amortized to revenue over the non-cancelable terms of the respective leases (averaging approximately five years for tenant leases and approximately 35 years for ground leases).

Amortization of these intangible assets and liabilities decreased our income by $12.1 million and $15.6 million for the three months ended June 30, 2012 and 2011, respectively, and $25.5 million and $30.3 million for the six months ended June 30, 2012 and 2011, respectively.

Future amortization is estimated to decrease income by an additional $21.3 million for the remainder of  2012, $32.6 million in 2013, $23.7 million in 2014, $17.3 million in 2015 and $12.9 million in 2016.

NOTE 4                 PREPAID EXPENSES AND OTHER ASSETS

The following table summarizes the significant components of prepaid expenses and other assets.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	June 30, 2012	December 31, 2011
	(In thousands)
Above-market tenant leases, net (Note 3)	$102,596	$116,675
Security and escrow deposits	36,816	14,225
Below-market ground leases, net (Note 3)	1,968	2,031
Prepaid expenses	2,563	4,349
Other	3,390	3,068
Total prepaid expenses and other assets	$147,333	$140,348

NOTE 5                 MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable are summarized as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$860,921	$731,235
Variable-rate debt:
Collateralized mortgages, notes and loans payable	325,074	328,449
Total mortgages, notes and loans payable	$1,185,995	$1,059,684

On the Spin-Off Date, we entered into a senior secured credit facility (“Senior Facility”) with a syndicate of banks, as lenders, and Wells Fargo Bank, National Association, as administrative agent, and Wells Fargo Securities, LLC, RBC Capital Markets, LLC, and U.S. Bank National Association, as joint lead arrangers that provides borrowings on a revolving basis of up to $50.0 million (the “Revolver”) and a senior secured term loan (the “Term Loan” and together with the Revolver, the “Facilities”) which provided an advance of approximately $433.5 million. The Facilities closed concurrently with the consummation of the spin-off and have a term of three years. The Facilities bear interest at a base rate (based on one month LIBOR, with a LIBOR floor of 1%) plus 5.00%.  During the period ended June 30, 2012, the outstanding balance on the Term Loan decreased from $433.5 million to $325.1 million due to the repayments on the Term Loan concurrent with the refinancing of the Pierre Bossier and Southland Center Malls.

In addition, we are required to pay an unused fee related to the Revolver equal to 0.30% per year if the aggregate unused amount is greater than or equal to 50% of the Revolver or 0.25% per year if the aggregate unused amount is less that 50% of the Revolver.  For the three and six months ended June 30, 2012, $0.04 million and $0.07 million of unused fees are included in interest expense, respectively.  The proceeds from the Term Loan were used to paydown existing debt of the portfolio and costs associated with the spin-off and the Facilities. As of June 30, 2012, no amounts are drawn on our Revolver.

The Senior Facility has affirmative and negative covenants that are customary for a real estate loan, including, without limitation, restrictions on incurrence of indebtedness and liens on the mortgage collateral; restrictions on pledges; restrictions on subsidiary distributions; with respect to the mortgage collateral, limitations on our ability to enter into transactions including mergers, consolidations, sales of assets for less than fair market value and similar transactions; conduct of business; restricted distributions; transactions with affiliates; and limitation on speculative hedge agreements. In addition, we are required to comply with financial maintenance covenants relating to the following: (1) net indebtedness to value ratio, (2) liquidity, (3) minimum fixed charge coverage ratio, (4) minimum tangible net worth, and (5) minimum portfolio debt yield. Failure to comply with the covenants in the Senior Facility would result in a default under the credit agreement governing the Facilities and, absent a waiver or an amendment from our lenders, permit the acceleration of all outstanding borrowings under the Senior Facility, which would also result in a cross-default of our Subordinated Facility.  The Company is in compliance with these financial maintenance covenants as of June 30, 2012.

We also entered into a subordinated unsecured revolving credit facility with a wholly-owned subsidiary of Brookfield Asset

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Management, Inc., a related party that provides borrowings on a revolving basis of up to $100.0 million (the “Subordinated Facility”). The Subordinated Facility has a term of three years and six months and will bear interest at LIBOR (with a LIBOR floor of 1%) plus 8.50%. The default interest rate following a payment event of default under the Subordinated Facility will be 2.00% more than the then applicable interest rate. Interest will be payable monthly.  In addition, we are required to pay a semi annual revolving credit fee of $0.25 million.  As of June 30, 2012, no amounts have been drawn from the Subordinated Facility.

We have entered into a hedge transaction related to a portion of our Term Loan for approximately $0.13 million.  This hedge transaction was for an interest rate cap with a notional amount of $110.0 million and caps the daily LIBOR at 1%.  As of June 30, 2012 the $0.07 million loss on this interest cap is recorded in accumulated other comprehensive loss.

On May 11, 2012, we refinanced the Pierre Bossier Mall for approximately $48.5 million.  The loan bears interest at a fixed rate of 4.94% and has a term of ten years.  Approximately $38.2 million of the proceeds were used to release Pierre Bossier Mall from the Term Loan, including $9.7 million in excess of Pierre Bossier Mall’s allocated Term Loan balance.

On June 15, 2012, we refinanced the Southland Center for approximately $78.8 million.  The loan bears interest at a fixed rate of  5.09% and has a term of ten years.  Approximately $70.2 million of the proceeds were used to release Southland Center from the Term Loan, including $11.7 million in excess of Southland Center’s allocated Term Loan balance.

As of June 30, 2012, $1.52 billion of land, buildings and equipment (before accumulated depreciation) have been pledged as collateral for our mortgages, notes and loans payable. Certain mortgage notes payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance. The weighted-average interest rate on our collateralized mortgages, notes and loans payable was approximately 5.3% as of June 30, 2012 and 4.9% as of December 31, 2011.

NOTE 6                 ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes the significant components of accounts payable and accrued expenses.

	June 30, 2012	December 31, 2011
	(In thousands)
Below-market tenant leases, net (Note 3)	$35,270	$40,120
Accounts payable and accrued expenses	16,442	28,454
Accrued interest	3,040	4,065
Accrued real estate taxes	8,354	6,553
Deferred income	2,593	1,211
Accrued payroll and other employee liabilities	4,335	76
Construction payable	6,475	6,719
Tenant and other deposits	1,454	1,424
Conditional asset retirement obligation liability	4,400	4,252
Other	4,107	4,638
Total accounts payable and accrued expenses	$86,470	$97,512

NOTE 7                 INCOME TAXES

RPI Businesses historically operated under GGP’s REIT structure. We plan to elect to be taxed as a REIT in connection with the filing of our tax return for the 2011 fiscal year and intend to maintain this status in future periods. To qualify as a REIT, we must meet a number of organizational and operational requirements, including requirements to distribute at least 90% of our ordinary taxable income and to either distribute capital gains to stockholders, or pay corporate income tax on the undistributed capital gains. In addition, the Company is required to meet certain asset and income tests.

As a REIT, we will generally not be subject to corporate level federal income tax on taxable income we distribute currently to our

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

We have subsidiaries which we may elect to treat as taxable REIT subsidiaries and which are therefore subject to federal and state income taxes.

NOTE 8                 COMMON STOCK

On January 12, 2012, GGP distributed the assets and liabilities of RPI Businesses to Rouse. Pursuant to the spin-off, we received certain of the assets and liabilities of GGP. Upon this spin-off we issued 35,547,049 shares of our common stock to the existing GGP shareholders. In connection therewith $405.3 million of GGP’s equity was converted to paid in capital. The GGP shareholders received approximately 0.0375 shares of Rouse common stock for every share of GGP common stock owned as of the record date of December 31, 2011. We also issued 359,056 shares of our Class B common stock, par value $0.01 per share to GGP LP.  The Class B common stock have the same rights as the Rouse common stock, except the Class B common stock do not have any voting rights. The Class B common stock can be converted into common stock beginning on January 1, 2013 upon the request of the shareholder.

On March 26, 2012, we completed a rights offering and backstop purchase. Under the terms of the rights offering and backstop purchase, we issued 13,333,333 shares of our common stock at a subscription price of $15.00 per share. Net proceeds of the rights offering and backstop purchase approximated $191.9 million. As a result of the rights offering and backstop purchase, Brookfield Asset Management, Inc. and its affiliates and co-investors (collectively, “Brookfield”) own approximately 54.38% of the Company as of June 30, 2012.

On May 11, 2012 the Board of Directors declared a second quarter common stock dividend of $0.07 per share which was paid on July 30, 2012 to stockholders of record on July 16, 2012.

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

The following tables summarize stock option activity for the Equity Plan for the six month period ended June 30, 2012.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

2012
	Shares	Weighted Average Exercise Price
Stock options outstanding at January 1	—	$—
Granted	1,652,486	14.70
Exercised	—	—
Forfeited	—	—
Expired	—	—
Stock options outstanding at June 30	1,652,486	$14.70

	Stock Options Outstanding
Issuance	Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price
March 2012	1,615,986	9.75	$14.72
May 2012	36,500	9.92	13.71
Total	1,652,486	9.75	$14.70

We recognized $0.1 million and $0.4 million in compensation expense related to the stock options for the three and six months ended June 30, 2012.  There was no stock compensation expense for the three and six months ended June 30, 2011.

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

The following table summarizes restricted stock activity for the six month period ended June 30, 2012:

	2012
	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock grants outstanding as of beginning of period	—	$—
Granted	344,751	14.69
Canceled	—	—
Vested	(5,096)	14.72
Nonvested restricted stock grants outstanding as of end of period	339,655	$14.69

The weighted average remaining contractual term (in years) of nonvested awards as of June 30, 2012 was 3.2 years.

The total fair value of restricted stock grants which vested was $0.04 million and $0.08 million during the three and six months ended June 30, 2012.  We recognized $0.2 million and $0.6 million in compensation expense related to the restricted stock for the three and six months ended June 30, 2012.  There was no stock compensation expense for the three and six months ended June 30,

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

2011.

Other Disclosures

The estimated values of options granted in the table above are based on the Black-Scholes pricing model using the assumptions in the table below.  The estimate of the risk-free interest rate is based on the average of a 5- and 10-year U.S. Treasury note on the date the options were granted.  The estimate of the dividend yield and expected volatility is based on a review of publicly-traded peer companies.  The fair value of each option grant is estimated on the date of grant using the Black Scholes pricing model with the following 2012 weighted-average assumptions:

Risk-free interest rate	1.45%
Dividend yield	4.25%
Expected volatility	35.00%
Expected life (in years)	6.50

As of June 30, 2012, total compensation expense which had not yet been recognized related to nonvested options and restricted stock grants was $9.1 million. Of this total, $1.3 million is expected to be recognized in 2012, $2.4 million in 2013, $2.4 million in 2014, $1.8 million in 2015, $1.1 million in 2016, and $0.1 million in 2017.  These amounts may be impacted by future grants, changes in forfeiture estimates or vesting terms, and actual forfeiture rates differing from estimated forfeitures.

NOTE 10               NONCONTROLLING INTEREST

Noncontrolling interest on our consolidated and combined balance sheets represent Series A Cumulative Non-Voting Preferred Stock (“Preferred Shares”) of Rouse Holdings, Inc. (Holdings), a subsidiary of Rouse.  Holdings issued 111 Preferred Shares at a par value of $1,000 per share to third parties on June 29, 2012.  The Preferred Shareholders are entitled to a cumulative preferential annual cash dividend of 12.5%.  These Preferred Shares may only be redeemed at the option of Holdings for $1,000 per share plus all accrued and unpaid dividends.  Furthermore, in the event of a voluntary or involuntary liquidation of Holdings the Preferred Shareholders are entitled to a liquidation preference of $1,000 per share plus all accrued and unpaid dividends.  The Preferred Shares are not convertible into or exchangeable for any property or securities of Holdings.

NOTE 11               RELATED PARTY TRANSACTIONS

Transactions with GGP

As described in Note 1 to the consolidated and combined financial statements, the accompanying consolidated and combined financial statements present the operations of RPI Businesses as carved-out from the financial statements of GGP. Transactions between RPI Businesses have been eliminated in the combined presentation. Also as described in Note 1, an allocation of certain centralized GGP costs incurred for activities such as employee benefit programs (including incentive stock plans and stock based compensation expense), property management and asset management functions, centralized treasury, payroll and administrative functions have been made to the property operating costs of RPI Businesses. Transactions between the RPI Businesses and GGP or other GGP subsidiaries have not been eliminated except that end-of-period intercompany balances on December 31, 2011 and Spin-Off Date balances between GGP and RPI Businesses have been considered elements of RPI Businesses’ equity.

Transition Services Agreement with GGP

We have entered into a transition services agreement with GGP whereby GGP or its subsidiaries will provide to us, on a transitional basis, certain specified services for various terms not exceeding 18 months following the spin-off. The services that GGP provides to us include, among others, payroll, human resources and employee benefits, financial systems management, treasury and cash management, accounts payable services, telecommunications services, information technology services, asset management services, legal and accounting services and various other corporate services. The charges for the transition services generally are intended to allow GGP to fully recover the costs directly associated with providing the services, plus a level of profit consistent with an arm’s length transaction together with all out-of-pocket costs and expenses. The charges of each of the transition services are generally based on an hourly fee arrangement and pass-through out-of-pocket costs. We may terminate certain specified services by giving prior written notice to GGP of any such termination.  Costs associated with the transition services agreement were $0.4

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

million and $1.0 million for the three and six months ended June 30, 2012 and $0.2 million of these costs are payable at June 30, 2012.

Services Agreement with Brookfield

We have entered into a services agreement with Brookfield, pursuant to which Brookfield employees are serving as our Chief Financial Officer and Vice President, Finance for a period of up to 12 months following the spin-off.  Costs associated with the services agreement were $0.3 million and $0.5 million for the three and six months ended June 30, 2012 and these costs are all payable at June 30, 2012.

Office Lease with Brookfield

Upon spin off we assumed a 10-year lease agreement with Brookfield, as landlord, for office space. Costs associated with the office lease were $0.3 million and $0.5 million for the three and six months ended June 30, 2012 and $0.1 million was payable as of June 30, 2012.  In addition, the landlord completed the build out of our office space during 2012 for $1.7 million of which $0.2 million was payable as of June 30, 2012. The costs associated to the build out of our office space were capitalized in buildings and equipment.

Subordinated Credit Facility with Brookfield

We entered into a credit agreement with a wholly-owned subsidiary of Brookfield, as lender, for a $100.0 million revolving subordinated credit facility.  We paid a one time upfront fee of $0.50 million related to this facility.  In addition, we are required to pay a semi annual revolving credit fee of $0.25 million related to this facility.  As of June 30, 2012, no amounts have been drawn on this facility and no amounts are payable related to the up front fee or revolving credit fee.

Backstop Agreement with Brookfield

In conjunction with the rights offering we entered into a backstop agreement with Brookfield whereby Brookfield agreed to purchase from us, at the rights offering subscription price, unsubscribed shares of our common stock such that the gross proceeds of the rights offering will be $200 million. Costs associated with the backstop agreement were $6.0 million during the six months ended June 30, 2012, are included as a reduction in equity through offering costs for the six months ended June 30, 2012.

Business Infrastructure Costs

Upon our spin-off from GGP we commenced the development of our information technology platform.  The development of this platform requires us to purchase, design and create various information technology applications and infrastructure.  Brookfield Corporate Operations, LLC (“BCO”) has been engaged to assist in the project development and procure the various applications and infrastructure of the Company.  As of June 30, 2012, we have incurred $1.1 million of infrastructure costs which were payable as of June 30, 2012 and are capitalized in buildings and equipment.

Financial Service Center

We engaged BCO’s financial service center to manage administrative services of Rouse, such as accounts payable and receivable, employee expenses, lease administration, and other similar type services.  No costs were incurred for the three and six months ended June 30, 2012.

NOTE 12               SUBSEQUENT EVENTS

On August 9, 2012 we acquired a 59,100 square foot anchor at our Pierre Bossier Mall for $6.35 million.  The property is currently leased to Virginia College for a 15 year term.

On August 13, 2012 we entered into a contract to purchase The Mall at Turtle Creek in Jonesboro, Arkansas for approximately $96 million inclusive of the assumption of an existing $79.5 million mortgage. The acquisition is pending completion of due diligence and performance of customary seller closing conditions.

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

Our objective is to achieve growth in NOI, Core NOI, FFO and Core FFO (see “Non-GAAP Financial Measures”) by leasing, operating and repositioning retail properties which are primarily the only dominant enclosed mall in a market or submarket.  We plan to control costs within our portfolio of properties and to deliver an appropriate tenant mix, higher occupancy rates and increased sales productivity, resulting in higher minimum rent.

We believe that the most significant operating factor affecting incremental cash flow, NOI, Core NOI, FFO and Core FFO is increased rents earned from tenants at our properties. We anticipate that rental revenue increases will primarily be achieved by:

•                  Increasing occupancy at the properties so that more space is generating rent;

•                  Increasing tenant sales in which we participate through overage rent; and

•                  Re-leasing existing space and renewing expiring leases at rates higher than expiring or existing rates;

•                  Prudently investing capital into our properties.

Overview—Basis of Presentation

The accompanying consolidated and combined financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The consolidated balance sheet as of June 30, 2012 includes the accounts of Rouse, as well as all subsidiaries.  The accompanying consolidated and combined statement of operations and comprehensive loss for the three months ended June 30, 2012 includes the consolidated accounts of Rouse and for the six months ended June 30, 2012 the consolidated accounts of Rouse and the combined accounts of RPI Businesses.  Accordingly, the results presented for the six months ended June 30, 2012 reflect the aggregate operations and changes in cash flows and equity on a carved-out basis for the period from January 1, 2012 through January 12, 2012 and on a consolidated basis from January 13, 2012 through June 30, 2012.  The accompanying financial statements for the periods prior to the Spin-Off Date are prepared on a carve out basis from the consolidated financial statements of GGP using the historical results of operations and bases of the assets and liabilities of the transferred businesses and including allocations from GGP.  All intercompany transactions have been eliminated in consolidation and combination as of and for the periods ended June 30, 2012 and 2011, except end-of-period intercompany balances on December 31, 2011 and Spin-Off Date balances between GGP and RPI Businesses have been considered elements of RPI Businesses’ equity.

The consolidated and combined financial information included in this Quarterly Report does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly-traded company during the periods presented or those that we will achieve in the future.

Recent Developments

On May 11, 2012 the Board of Directors declared a second quarter common stock dividend of $0.07 per share which was paid on July 30, 2012 to stockholders of record on July 16, 2012.

On May 11, 2012, we refinanced the Pierre Bossier Mall for approximately $48.5 million.  The loan bears interest at a fixed rate of 4.94% and has a term of ten years.  Approximately $38.2 million of the proceeds were used to release Pierre Bossier Mall from the Term Loan, including $9.7 million in excess of Pierre Bossier Mall’s allocated Term Loan balance.  Net proceeds after closing costs were approximately $9.9 million.

On June 15, 2012, we refinanced the Southland Center Mall for approximately $78.8 million.  The loan bears interest at a fixed rate of 5.09% and has a term of ten years.  Approximately $70.2 million of the proceeds were used to release Southland Center from the Term Loan, including $11.7 million in excess of Southland Center’s allocated Term Loan balance.  Net proceeds after closing costs were approximately $8.2 million.

Operating Metrics

During the three month period ended June 30, 2012, we leased 551,146 square feet bringing the total volume completed during 2012 to 781,691 square feet.  At June 30, 2012, the leased percentage was 88.4%, an increase of 70 basis points compared to December 31, 2011 and an increase of 90 basis points compared to March 31, 2012.

The following table summarizes selected operating metrics for the portfolio as of June 30, 2012:

	% Leased (1)	% Occupied (2)	In - Place Rent <10K SF (3)	Tenant Sales PSF (4)	Occupancy Cost (5)
Total Portfolio	88.4%	85.6%	$37.25	$294	12.7%

(1)  Represents contractual obligations for space in regional malls and excludes traditional anchor stores.

(2)  Represents tenants’ physical or economic presence in regional malls and excludes traditional anchor stores.

(3)  Weighted average rent of mall stores at June 30, 2012.  Rent is presented on a cash basis and consists of base minimum rent, common area costs, and real estate taxes.

(4)  Rolling twelve month tenant sales for mall stores less than 10,000 square feet.

(5)  Represents tenants less than 10,000 square feet utilizing comparative tenant sales.

The following table table summarizes leasing activity for the three months ended June 30, 2012 with respect to leases which are scheduled to commence in 2012 and 2013:

	Number of Leases (1)	Square Feet	Term	Initial Rent PSF	Average Rent PSF
New Leases
Under 10,000 sq. ft.	39	134,021	7.6	$23.03	$24.58
Over 10,000 sq. ft.	5	156,578	10	10.14	10.27
Total New Leases	44	290,599	8.9	16.08	16.87

Renewal Leases
Under 10,000 sq. ft.	76	175,071	3.6	$36.15	$37.36
Over 10,000 sq. ft.	2	43,580	5.0	17.07	17.39
Total Renewal Leases	78	218,651	3.8	$32.35	$33.38

Sub-Total before Percent in Lieu	122	509,250	6.7	23.07	23.96

Percent in Lieu	15	41,896	n.a.	n.a.	n.a.

Total Q2 2012	137	551,146	6.7	$23.07	$23.96
Total Q1 2012	60	230,545
Total 2012	197	781,691

(1) Excluding anchors and specialty leasing.

Results of Operations

Three Months Ended June 30, 2012 and 2011

	For the three months ended June 30,
	2012	2011	$ Change	% Change
Revenues:
Minimum rents	$38,072	$36,554	$1,518	4.2%
Tenant recoveries	16,915	17,842	(927)	(5.2)
Overage rents	659	461	198	43.0
Other	1,303	1,398	(95)	(6.8)
Total revenues	56,949	56,255	694	1.2
Expenses:
Real estate taxes	5,575	6,089	(514)	(8.4)
Property maintenance costs	3,351	3,075	276	9.0
Marketing	660	808	(148)	(18.3)
Other property operating costs	14,992	13,555	1,437	10.6
Provision for doubtful accounts	451	302	149	49.3
General and administrative	5,240	3,197	2,043	63.9
Depreciation and amortization	16,773	19,518	(2,745)	(14.1)
Other	1,983	(606)	2,589	(427.2)
Total expenses	49,025	45,938	3,087	6.7
Operating income	7,924	10,317	(2,393)	(23.2)

Interest income	8	7	1	14.3
Interest expense	(23,699)	(16,782)	(6,917)	41.2
Loss before income taxes	(15,767)	(6,458)	(9,309)	144.1
Provision for income taxes	(173)	(140)	(33)	23.6
Net loss	$(15,940)	$(6,598)	$(9,342)	141.6%

Total revenues increased $0.7 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 primarily due to the acquisition of Grand Traverse Mall in February 2012.  Additionally, prior to the Spin-Off Date, certain leases were executed that converted the existing net leases to gross leases or percent in lieu leases which resulted in a decrease in recovery income.  The conversion of these leases were completed at rates that in the aggregate were less than the rates of the prior leases.

Other property operating costs increased $1.4 million for the three months ended June 30, 2012 primarily due to an increase in electric expense, professional fees and the acquisition of Grand Traverse in February 2012.  As a result of the acquisition, three months of other property operating expenses were recorded for the period ended June 30, 2012 and none for the three months ended June 30, 2011.

General and administrative increased $2.0 million for the three months ended June 30, 2012.  The increase is due to the fact that we assumed responsibility for certain overhead costs which include costs related to property management, human resources, security, payroll and benefits, legal, corporate communications and information services.  For the three months ended June 30, 2011, these costs were charged or allocated to us based on GGP’s corporate costs based on a number of factors, most significantly our percentage of GGP’s adjusted revenue and assets and the number of properties.

Depreciation and amortization decreased $2.7 million for the three months ended June 30, 2012 primarily due to the decrease in amortization of in place leases expense.  In place lease amortization decreased as only those tenants that were in place when acquisition accounting was recorded have an associated in place lease value and,  as a result of those tenant expirations in place lease amortization has continued to decrease.

Other expenses increased $2.6 million for the three months ended June 30, 2012 primarily due to one time costs incurred by the

Company during its initial year of stand alone operations.  These other costs primarily consist of $0.5 million in severance costs, $0.2 million in recruiting costs, and $1.2 million in temporary employee expenses.

Interest expense increased $6.9 million for the three months ended June 30, 2012 primarily due to deferred financing amortization, write-off of deferred financing costs, and interest expense.  The Company incurred $2.0 million in amortization of deferred financing costs for the three months ended June 30, 2012 as a result of the additional deferred financing costs associated with the refinancings completed by the Company during 2012 as compared to no amortization of deferred financing costs for the three months ended June 30, 2011.  Furthermore, the Company incurred $1.8 million in write-off of deferred financing costs for the three months ended June 30, 2012 as a result of the write off of the Term Loan financing costs associated with the Pierre Bossier and Southland Center refinancings as compared to no write-off of deferred financing costs for the three months ended June 30, 2011.  The remainder of the change was due to the increase in debt within the overall portfolio.

Six Months Ended June 30, 2012 and 2011

	For the six months ended June 30,
	2012	2011	$ Change	% Change
Revenues:
Minimum rents	$75,284	$74,956	$328	0.4%
Tenant recoveries	33,511	35,938	(2,427)	(6.8)
Overage rents	2,104	1,762	342	19.4
Other	2,458	2,698	(240)	(8.9)
Total revenues	113,357	115,354	(1,997)	(1.7)
Expenses:
Real estate taxes	11,565	12,114	(549)	(4.5)
Property maintenance costs	6,792	6,960	(168)	(2.4)
Marketing	1,121	1,574	(453)	(28.8)
Other property operating costs	29,391	27,591	1,800	6.5
Provision for doubtful accounts	714	512	202	39.5
General and administrative	10,384	5,726	4,658	81.3
Depreciation and amortization	35,047	38,486	(3,439)	(8.9)
Other	6,442	(78)	6,520	(8,359.0)
Total expenses	101,456	92,885	8,571	9.2
Operating income	11,901	22,469	(10,568)	(47.0)

Interest income	9	8	1	12.5
Interest expense	(53,688)	(35,322)	(18,366)	52.0
Loss before income taxes	(41,778)	(12,845)	(28,933)	225.2
Provision for income taxes	(239)	(288)	49	(17.0)
Net loss	$(42,017)	$(13,133)	$(28,884)	219.9%

Total revenues decreased $2.0 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.  Prior to the Spin-Off Date, certain leases were executed that converted the existing net leases to gross leases or percent in lieu leases which resulted in a decrease in recovery income.  The conversion of these leases were completed at rates that in the aggregate were less than the rates of the prior leases.

Other property operating costs increased $1.8 million for the six months ended June 30, 2012 primarily due to an increase in electric expense, landscaping expense, professional fees and the acquisition of Grand Traverse in February 2012.  As a result of the acquisition four months of other property operating expenses were recorded for the six months ended June 30, 2012 and none for the six months ended June 30, 2011.

General and administrative increased $4.7 million for the six months ended June 30, 2012.  The increase is due to the fact that we assumed responsibility for certain overhead costs which include costs related to property management, human resources, security, payroll and benefits, legal, corporate communications and information services.  For the six months ended June 30, 2011, these costs were charged or allocated to us based on GGP’s corporate costs based on a number of factors, most significantly our percentage of GGP’s adjusted revenue and assets and the number of properties.

Depreciation and amortization decreased decreased $3.4 million for the six months ended June 30, 2012 primarily due to the decrease in amortization of in place leases due to tenant lease expirations.

Other expenses increased $6.5 million for the six months ended June 30, 2012 primarily due to one time costs incurred by the Company during its initial year of stand alone operations.  These one time costs include $1.2 million in signing bonuses, $1.5 million for severance expenses, $1.7 million for temporary employees and other one-time spin-off costs.

Interest expense increased $18.4 million for the six months ended June 30, 2012 primarily due to deferred financing amortization, write-off of deferred financing costs, write off of market rate adjustments and interest expense.  The Company incurred $3.7 million in amortization of deferred financing costs for the six months ended June 30, 2012 as a result of the additional deferred financing costs associated to the refinancings completed by the Company during 2012 as compared to no amortization of deferred financing costs for the six months ended June 30, 2011.  Furthermore, the Company incurred $1.8 million in write-off of deferred financing costs for the six months ended June 30, 2012 as a result of the write off of the Term Loan deferred financing costs associated with the Pierre Bossier and Southland Center Malls as compared to no write-off of deferred financing costs for the six months ended June 30, 2011.  The Company wrote off $9.0 million of market rate adjustments on loans that were paid off on the date of the spin-off.  The remainder of the change was due to the increase in debt within the overall portfolio.

Liquidity and Capital Resources

Our primary uses of cash include payment of operating expenses, working capital, debt repayment, including principal and interest, reinvestment in properties, development and redevelopment of properties, tenant allowance, dividends and restructuring costs.

Our primary sources of cash are operating cash flows, borrowings under our Senior Facility, borrowings under our Subordinated Facility as described under “Financings” below and the proceeds of our rights offering.

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

As of June 30, 2012, our combined contractual debt, excluding non-cash debt market rate adjustments, was approximately $1.23 billion. The aggregate principal and interest payments on our outstanding indebtedness as of June 30, 2012 are approximately $44.4 million for the remainder of 2012 and approximately $144.3 million for the year ended December 31, 2013.

We believe that our current liquidity along with cash generated from operations will be sufficient to permit us to meet our debt service obligations, ongoing cost of operations, working capital needs, distribution requirements and capital expenditure requirements for at least the next 12 months. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with the covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.  For a discussion of factors that could have an impact on our ability to realize these goals, see “Forward-Looking Information.”

Financings

Senior Facility.   On January 12, 2012, we entered into a three year senior secured credit facility (“Senior Facility”) with a syndicate of banks, as lenders, and Wells Fargo Bank, National Association, as administrative agent, and Wells Fargo Securities, LLC, RBC Capital Markets, LLC and U.S. Bank National Association, as joint lead arrangers, that provides borrowings on a revolving basis of up to $50.0 million (the “Revolver”), and a senior secured term loan (the “Term Loan” and together with the Revolver, the “Facilities”) that has provided an advance of approximately $433.5 million. We used the proceeds of the Term Loan to refinance certain mortgage debt that was not assumed by us in connection with the spin-off and to pay other transaction fees and expenses.  During the period ended June 30, 2012, the outstanding balance on the Term Loan decreased from $433.5 million to $325.1 million due to the repayments on the Term Loan concurrent with the refinancing of the Pierre Bossier and Southland Center Malls.

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

Property-Level Debt.    We have individual Property-Level Debt on 16 of our 31 assets, representing approximately $904.7 million (excluding $43.8 million of market rate adjustments) (the “Property-Level Debt”). The Property-Level Debt has a weighted average interest rate of 5.27% and an average remaining term of 4.4 years. The Property-Level Debt is stand-alone (not cross-collateralized) first mortgage debt and is non-recourse with the exception of customary contingent guarantees/indemnities.

Subordinated Facility.    On January 12, 2012, we entered into a subordinated unsecured revolving credit facility with a wholly-owned subsidiary of Brookfield Asset Management Inc. that provides for borrowings on a revolving basis of up to $100.0 million (the “Subordinated Facility”). The Subordinated Facility does not have any affirmative covenants and has the following negative covenants: merger, consolidation and sale of all or substantially all assets; modifications of organizational documents; no adverse modifications to the facilities; and no refinancing or replacement of the Facilities without the Subordinated Facility lender’s consent. There are cross-default provisions with the Senior Facility. If the Facilities are repaid or refinanced prior to the maturity of the Subordinated Facility, then the covenants (other than the covenants related to the mortgage collateral) from the Facilities shall be incorporated by reference to the Subordinated Facility.

Summary of Cash Flows

Cash Flows from Operating Activities

Net cash provided by operating activities was $24.2 million for the six months ended June 30, 2012 compared to net cash provided by operating activities of $41.5 million for the six months ended June 30, 2011.  The decrease in cash provided by operating activities of $17.3 million was due primarily to the funding of the net loss and restricted cash accounts.  Our net loss increased $28.9 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.  In addition we funded $2.3 million to our restricted cash accounts during the six months ended June 30, 2012.

Cash Flows from Investing Activities

Net cash used in investing activities was $68.9 million for the six months ended June 30, 2012 compared to $9.7 million for the six months ended June 30, 2011.  The increase in cash used in investing activities was significantly due the purchase of a $30.0 million U.S. Treasury bill and an $18.6 million increase in restricted cash required for capital renovation and replacement reserves.  In addition during the six months ended June 30, 2012 we paid approximately $10.2 million related to three anchor acquisitions which totaled approximately 407,000 square feet, at three various malls within the portfolio which increased our cash paid for the acquisition of real estate as compared to the six months ended June 30, 2011.

Cash Flows from Financing Activities

Net cash provided by financing activities was $207.7 million for the six months ended June 30, 2012 compared to $33.5 million of cash used in financing activities for the six months ended June 30, 2011.  The increase of $241.2 million in net cash provided from financing activities was primarily due to $191.9 million in proceeds related to our rights offering as well as $433.5 million provided by a term loan that was used primarily to pay down $391.3 million of debt at the time of the spin-off as well as provide working capital.

Contractual Cash Obligations and Commitments

The following table aggregates our contractual cash obligations and commitments as of June 30, 2012:

	2012	2013	2014	2015	2016	Subsequent	Total
	(In thousands)
Long-term debt-principal (1)	$10,631	$78,262	$255,486	$329,904	$216,560	$338,907	$1,229,750
Interest payments (2)	33,762	66,085	56,102	31,600	23,019	39,911	250,479
Operating lease obligations	538	1,076	1,076	1,076	1,076	5,735	10,577
Total	$44,931	$145,423	$312,664	$362,580	$240,655	$384,553	$1,490,806

(1)  Excludes $43.8 million of non-cash debt market rate adjustments.

(2)  Based on rates as of June 30, 2012.  Variable rates are based on LIBOR rate of 0.25%.  Since LIBOR is below the LIBOR floor on our variable debt, we used 6.0% (1.0% floor + 5.0%) to calculate interest expense in future periods.  If we had increased the effective interest rate to 6.25% to calculate future interest on the variable debt, interest payments would have increased $0.4 million, $0.8 million and $0.8 million for the remainder of 2012, 2013, and 2014, respectively

Off-Balance Sheet Financing Arrangements

We do not have any off-balance sheet financing arrangements.

REIT Requirements

In order to qualify as a REIT for federal income tax purposes, among other requirements, we must distribute or pay tax on 100% of our capital gains and we must distribute at least 90% of our ordinary taxable income to stockholders. To avoid current entity level U.S. federal income taxes, we plan to distribute 100% of our capital gains and ordinary income to our stockholders annually. We may not have sufficient liquidity to meet these distribution requirements.  During the second quarter of 2012 our board of directors instituted a quarterly dividend of $0.07.  The board will continue to evaluate the dividend policy on a regular basis.

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

Critical Accounting Policies

Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. Our critical accounting policies are discussed in our Annual Report and have not changed during 2012.

Non-GAAP Financial Measures

Funds from Operations and Core Funds from Operations

Consistent with real estate industry and investment community practices, we use FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), as a supplemental measure of our operating performance. NAREIT defines FFO as net income (loss) (computed in accordance with current GAAP), excluding impairment write-downs on depreciable real estate, gains or losses from cumulative effects of accounting changes, extraordinary items and sales of depreciable properties, plus real estate related depreciation and amortization.  We also include Core FFO as a supplemental measurement of operating performance.  We define Core FFO as FFO excluding straight-line rent, amortization of above-and below-market tenant leases, amortization of above-and below-market ground rent expense, amortization of deferred financing costs, mark-to-market adjustments on debt, write-off of market rate adjustments on debt, debt extinguishment costs, other non-recurring costs and provision for income taxes.  Other real estate companies may use different methodologies for calculating FFO and Core FFO, and accordingly, our FFO and Core FFO may not be comparable to other real estate companies.

We consider FFO and Core FFO useful supplemental measures and a complement to GAAP measures because they facilitate an understanding of the operating performance of our properties. FFO does not include real estate depreciation and amortization required by GAAP because these amounts are computed to allocate the cost of a property over its useful life. Since values for well-maintained real estate assets have historically increased or decreased based upon prevailing market conditions, we believe that FFO provides investors with a clearer view of our operating performance, particularly with respect to our mall properties.  Core FFO does not include certain items that are non-cash and certain non-comparable items.  FFO and Core FFO are not measurements of our financial performance under GAAP and should not be considered as an alternative to revenues, operating income (loss), net income (loss) or any other performance measures derived in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity.

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

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

The Company presents NOI and FFO as they are financial measures widely used in the REIT industry.  In order to provide a better understanding of the relationship between our non-GAAP supplemental financial measures of NOI, Core NOI, FFO and Core FFO, reconciliations have been provided as follows:  a reconciliation of GAAP net loss to FFO and Core FFO and a reconciliation of GAAP net loss to NOI and Core NOI.  None of our non-GAAP supplemental financial measures represent cash flow from operating activities in accordance with GAAP, none should be considered as alternatives to GAAP net loss and none are necessarily indicative of cash available to fund cash needs.

The following table reconciles net loss to FFO and Core FFO:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(In Thousands)
Net loss	$(15,940)	$(6,598)	$(42,017)	$(13,133)
Depreciation and amortization	16,773	19,518	35,047	38,486
FFO	833	12,920	(6,970)	25,353
Provision for income taxes	173	140	239	288
Interest expense
Mark-to-market adjustments on debt	2,661	1,871	5,385	3,670
Write-off of market rate debt adjustments	—	(1,603)	8,957	(1,489)
Amortization of deferred financing costs	2,020	—	3,688	—
Write-off of deferred financing costs	1,780	—	1,780	—
Debt extinguishment costs	—	1,582	—	1,475
Other	1,983	(606)	6,442	(78)
Above and below market ground rent expense, net	31	31	62	62
Above and below market tenant leases, net	6,574	6,803	13,009	12,650
Amortization of straight line rent	(1,657)	(1,683)	(3,156)	(3,764)
Core FFO	$14,398	$19,455	$29,436	$38,167

The following table reconciles net loss to NOI and Core NOI:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(In Thousands)
Net loss	$(15,940)	$(6,598)	$(42,017)	$(13,133)
Provision for income taxes	173	140	239	288
Interest expense	23,699	16,782	53,688	35,322
Interest income	(8)	(7)	(9)	(8)
Other	1,983	(606)	6,442	(78)
Depreciation and amortization	16,773	19,518	35,047	38,486
General and administrative	5,240	3,197	10,384	5,726
NOI	31,920	32,426	63,774	66,603
Above and below market ground rent expense, net	31	31	62	62
Above and below market tenant leases, net	6,574	6,803	13,009	12,650
Amortization of straight line rent	(1,657)	(1,683)	(3,156)	(3,764)
Core NOI	$36,868	$37,577	$73,689	$75,551

ITEM 3                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risks described in our Annual Report.

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

101

The following financial information from Rouse Properties, Inc.’s. Quarterly Report on Form 10-Q for the three and six months ended June 30, 2012, has been filed with the SEC on August 13, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated and Combined Balance Sheets, (2) Consolidated and Combined Statements of Operations and Comprehensive Loss, (3) Consolidated and Combined Statements of Equity, (4) Consolidated and Combined Statements of Cash Flows and (5) Notes to Consolidated and Combined Financial Statements, tagged as blocks of text.  Pursuant to Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under these sections.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of June 30, 2012.  The registrant agrees to furnish a copy of such agreements to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROUSE PROPERTIES, INC.
(Registrant)

Date: August 13, 2012	By:	/s/ Rael Diamond
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

101

The following financial information from Rouse Properties, Inc’s. Quarterly Report on Form 10-Q for the three and six months ended June 30, 2012, has been filed with the SEC on August 13, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated and Combined Balance Sheets, (2) Consolidated and Combined Statements of Operations and Comprehensive Loss, (3) Consolidated and Combined Statements of Equity, (4) Consolidated and Combined Statements of Cash Flows and (5) Notes to Consolidated and Combined Financial Statements, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under these sections.