Form 10-Q
period 2012-09-30
Rouse Properties, Inc.
filed 2012-11-05
CIK 1528558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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

The number of shares of Common Stock, $.01 par value, outstanding on November 2, 2012 was 49,246,087

ROUSE PROPERTIES, INC.

ROUSE PROPERTIES, INC.

CONSOLIDATED AND COMBINED BALANCE SHEETS

(UNAUDITED)

	September 30, 2012	December 31, 2011
	(In thousands)
Assets:
Investment in real estate:
Land	$317,383	$299,941
Buildings and equipment	1,226,404	1,162,541
Less accumulated depreciation	(106,825)	(72,620)
Net investment in real estate	1,436,962	1,389,862
Cash and cash equivalents	22,412	204
Restricted cash	37,569	13,323
Demand deposit from affiliate	150,161	—
Accounts receivable, net	22,264	17,561
Deferred expenses, net	39,396	35,549
Prepaid expenses and other assets	116,323	127,025
Total assets	$1,825,087	$1,583,524

Liabilities:
Mortgages, notes and loans payable	$1,187,377	$1,059,684
Accounts payable and accrued expenses	88,456	97,512
Total liabilities	1,275,833	1,157,196

Commitments and contingencies	—	—

Equity:
Common stock: $0.01 par value; 500,000,000 shares authorized, 49,225,133 and 0 shares issued and outstanding, respectively	493	—
Class B common stock: $0.01 par value; 1,000,000 shares authorized, 359,056 and 0 shares issued and outstanding, respectively	4	—
Additional paid-in capital	591,472	—
GGP Equity	—	426,328
Accumulated deficit	(42,793)	—
Accumulated other comprehensive loss	(33)	—
Total stockholders’ equity	549,143	426,328
Non-controlling interest	111	—
Total equity	549,254	426,328
Total liabilities and equity	$1,825,087	$1,583,524

The accompanying notes are an integral part of these consolidated and combined financial statements.

ROUSE PROPERTIES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(In thousands, except per share amounts)
Revenues:
Minimum rents	$38,458	$38,467	$113,742	$113,423
Tenant recoveries	18,006	17,899	51,517	53,837
Overage rents	786	779	2,890	2,541
Other	1,213	1,410	3,671	4,108
Total revenues	58,463	58,555	171,820	173,909
Expenses:
Real estate taxes	5,979	5,829	17,544	17,943
Property maintenance costs	2,916	2,731	9,708	9,691
Marketing	729	777	1,850	2,351
Other property operating costs	16,070	15,804	45,386	43,395
Provision for doubtful accounts	699	294	1,413	806
General and administrative	5,267	2,374	15,726	8,100
Depreciation and amortization	16,799	20,425	51,846	58,911
Other	1,512	240	7,954	162
Total expenses	49,971	48,474	151,427	141,359
Operating income	8,492	10,081	20,393	32,550

Interest income	253	6	263	14
Interest expense	(21,712)	(18,963)	(75,400)	(54,285)
Loss before income taxes	(12,967)	(8,876)	(54,744)	(21,721)
Provision for income taxes	(89)	(97)	(328)	(385)
Net loss	$(13,056)	$(8,973)	$(55,072)	$(22,106)

Net loss per share - Basic and Diluted	$(0.27)	$(0.25)	$(1.22)	$(0.62)

Dividends declared per share	$0.07	$—	$0.14	$—

Comprehensive loss:
Net loss	$(13,056)	$(8,973)	$(55,072)	$(22,106)
Other comprehensive gain (loss):
Net unrealized gain (loss) on derivative instrument	32	—	(33)	—
Comprehensive loss	$(13,024)	$(8,973)	$(55,105)	$(22,106)

The accompanying notes are an integral part of these consolidated and combined financial statements.

ROUSE PROPERTIES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

(UNAUDITED)

	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	GGP Equity	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Equity
	(In thousands, except share amounts)
Balance at January 1, 2011	—	—	$—	$—	$—	$329,862	$—	$—	$—	$329,862
Net loss	—	—	—	—	—	(22,106)	—	—	—	(22,106)
Contributions from GGP, net	—	—	—	—	—	127,762	—	—	—	127,762
Balance at September 30, 2011	—	—	$—	$—	$—	$435,518	$—	$—	$—	$435,518

Balance at January 1, 2012	—	—	$—	$—	$—	$426,328	$—	$—	$—	$426,328
Net loss	—	—	—	—	—	(12,279)	(42,793)	—	—	(55,072)
Other comprehensive loss	—	—	—	—	—	—	—	(33)	—	(33)
Distributions to GGP prior to the spin-off	—	—	—	—	—	(8,394)	—	—	—	(8,394)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	111	111
Issuance of 35,547,049 shares of common stock and 359,056 shares of Class B common stock related to the spin-off and transfer of GGP equity on the spin-off date	35,547,049	359,056	356	4	405,295	(405,655)	—	—	—	—
Issuance of 13,333,333 shares of common stock related to the rights offering	13,333,333	—	133	—	199,867	—	—	—	—	200,000
Offering costs	—	—	—	—	(8,392)	—	—	—	—	(8,392)
Dividends	—	—	—	—	(6,945)	—	—	—	—	(6,945)
Issuance and amortization of stock compensation	344,751	—	4	—	1,647	—	—	—	—	1,651
Balance at September 30, 2012	49,225,133	359,056	$493	$4	$591,472	$—	$(42,793)	$(33)	$111	$549,254

The accompanying notes are an integral part of these consolidated and combined financial statements.

ROUSE PROPERTIES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Cash Flows from Operating Activities:
Net loss	$(55,072)	$(22,106)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	1,413	806
Depreciation	46,925	54,321
Amortization	4,921	4,590
Amortization/write-off of deferred finance costs	7,288	—
Amortization/write-off of debt market rate adjustments	16,876	8,587
Amortization of above/below market leases	18,425	18,575
Straight-line rent amortization	(3,852)	(5,313)
Stock based compensation	1,651	—
Net changes:
Accounts receivable	(2,264)	(2,180)
Prepaid expenses and other assets	(379)	51
Deferred expenses	(4,593)	(4,783)
Restricted cash	(3,994)	8,857
Accounts payable and accrued expenses	6,714	1,389
Net cash provided by operating activities	34,059	62,794

Cash Flows from Investing Activities:
Acquisition/development of real estate and property additions/improvements	(33,154)	(18,386)
Demand deposit from affiliate	(150,000)	—
Deposit for acquisition	(10,000)	—
Purchase of short term investment	(29,989)	—
Sale of short term investment	29,989	—
Increase in restricted cash	(20,251)	(936)
Net cash used in investing activities	(213,405)	(19,322)

Cash Flows from Financing Activities:
Proceeds received from rights offering	200,000	—
Payments for offering costs	(8,392)	—
Change in GGP investment, net	(8,394)	115,815
Contributions from noncontrolling interests	111	—
Proceeds from refinance/issuance of mortgages, notes and loans payable	564,560	—
Borrowing under revolving line of credit	10,000	—
Principal payments on mortgages, notes and loans payable	(515,743)	(160,818)
Repayment under revolving line of credit	(10,000)	—
Dividends paid	(3,471)	—
Deferred financing costs	(27,117)	—
Net cash provided by (used in) financing activities	201,554	(45,003)

Net change in cash and cash equivalents	22,208	(1,531)
Cash and cash equivalents at beginning of period	204	1,816
Cash and cash equivalents at end of period	$22,412	$285

Supplemental Disclosure of Cash Flow Information:
Interest paid	$51,894	$46,185

Non-Cash Transactions:
Change in accrued capital expenditures included in accounts payable and accrued expenses	$1,222	$282
Assumption of mortgage related to the acquisition of a property	62,000	—
Other non-cash GGP investment, net	—	11,947

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

General

Rouse Properties, Inc. is a Delaware corporation that was created to hold certain assets and liabilities of General Growth Properties, Inc. (“GGP”). As of January 1, 2012, Rouse Properties, Inc. and its subsidiaries (“Rouse” or the “Company”) was a wholly-owned subsidiary of GGP Limited Partnership (“GGPLP”). GGP distributed the assets and liabilities of 30 of its wholly-owned properties (“RPI Businesses”) to Rouse on January 12, 2012 (the “Spin-Off Date”).  Before the spin-off, we had not conducted any business as a separate company and had no material assets or liabilities. The operations, assets and liabilities of the business were transferred to us by GGP on the spin-off date and are presented as if the transferred business was our business for all historical periods described.  As such, our assets and liabilities on the Spin-Off Date are reflective of GGP’s respective carrying values.  Unless the context otherwise requires, references to “we”, “us” and “our” refer to Rouse from January 12, 2012 through September 30, 2012 and RPI Businesses before January 12, 2012.  Before the spin-off, RPI Businesses were operated as subsidiaries of GGP, which operates as a real estate investment trust (“REIT”). After the spin-off, we elected to continue to operate as a REIT.

Principles of Combination and Consolidation and Basis of Presentation

The accompanying consolidated and combined financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The consolidated balance sheet as of September 30, 2012 includes the accounts of Rouse, as well as all subsidiaries of Rouse.  The accompanying consolidated and combined statement of operations and comprehensive loss for the three months ended September 30, 2012 includes the consolidated accounts of Rouse and for the nine months ended September 30, 2012 includes the consolidated accounts of Rouse and the combined accounts of RPI Businesses.  The accompanying financial statements for the periods prior to the Spin-Off Date are prepared on a carve out basis from the consolidated financial statements of GGP using the historical results of operations and bases of the assets and liabilities of the transferred businesses and including allocations from GGP.  Accordingly, the results presented for the nine months ended September 30, 2012 reflect the aggregate operations and changes in cash flows and equity on a carved-out basis for the period from January 1, 2012 through January 12, 2012 and on a consolidated basis from January 13, 2012 through September 30, 2012.  All intercompany transactions have been eliminated in consolidation and combination as of and for the periods ended September 30, 2012 and 2011, except end-of-period intercompany balances on December 31, 2011 and Spin-Off Date balances between GGP and RPI Businesses which have been considered elements of RPI Businesses’ equity.  In the opinion of management, the accompanying consolidated and combined financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented.

Our historical financial results reflect allocations for certain corporate costs and we believe such allocations are reasonable; however, such results do not reflect what our expenses would have been had the Company been operating as a separate stand-alone public company. The corporate allocations for the nine months ended September 30, 2012 include allocations for the period from January 1, 2012 through January 12, 2012 which aggregated $0.4 million.  The corporate allocations for the three and nine months ended September 30, 2011 totaled $2.4 million and $8.1 million, respectively.  These allocations have been included in general and administrative expenses on the consolidated and combined statements of operations. Costs of the services that were allocated or charged to us were based on either actual costs incurred or a proportion of costs estimated to be applicable to us based on a number of factors, most significantly our percentages of GGP’s adjusted revenue and gross leasable area of assets and also the number of properties.

We operate in a single reportable segment referred to as our retail segment, which includes the operation, development and management of regional malls. Each of our operating properties is considered a separate operating segment, as each property earns revenues and incurs expenses, individual operating results are reviewed and discrete financial information is available.  All operations are within the United States, no customer or tenant comprises more than 10% of combined revenues, and the properties have similar economic characteristics. As a result, the Company’s operating properties are aggregated into a single reportable segment.

Properties

Acquisition accounting was applied to real estate assets within the Rouse portfolio either when GGP emerged from bankruptcy in November 2010 or upon any subsequent acquisitions.  After acquisition accounting is applied, the real estate assets are carried at the cost basis less accumulated depreciation.  Expenditures for development in progress, as well as significant renovations are capitalized.  Tenant improvements, either paid directly or in the form of construction allowances paid to tenants, are capitalized and depreciated over the shorter of the useful life or applicable lease term.  Maintenance and repair costs are charged to expense when incurred.  In leasing tenant space, we may provide funding to the lessee through a tenant allowance. In accounting for a tenant allowance, we determine whether the allowance represents funding for the construction of leasehold improvements and evaluate the ownership of such improvements. If we are considered the owner of the leasehold improvements for accounting purposes, we capitalize the amount of the tenant allowance and depreciate it over the shorter of the useful life of the leasehold improvements or the related lease term. If the tenant allowance represents a payment for a purpose other than funding leasehold improvements, or in the event that we are not considered the owner of the improvements for accounting purposes, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of rental revenue on a straight-line basis.

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

Rouse and RPI Businesses did not record impairment charges related to its operating properties for the three and nine months ended September 30, 2012 and 2011, respectively.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(In thousands)
Amortization of straight-line rent	$696	$1,548	$3,852	$5,313
Lease termination income	120	228	338	677
Net amortization of above and below-market tenant leases	(5,508)	(5,925)	(18,518)	(18,575)
Percentage rents in lieu of minimum rent	1,974	2,474	6,034	6,500

Straight-line rent receivables represent the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases. The following is a summary of straight-line rent receivables, which are included in accounts receivable, net, in our consolidated and combined balance sheets and are reduced for allowances for doubtful accounts:

	September 30, 2012	December 31, 2011
	(In thousands)
Straight-line rent receivables, net	$9,938	$6,086

We provide an allowance for doubtful accounts against the portion of accounts receivable, including straight-line rents, which is estimated to be uncollectible. Such allowances are reviewed periodically based upon our recovery experience. We also evaluate the probability of collecting future rent which is recognized currently under a straight-line methodology. This analysis considers the long term nature of our leases, as a certain portion of the straight-line rent currently recognizable will not be billed to the tenant until future periods. Our experience relative to unbilled deferred rent receivable is that a certain portion of the amounts recorded as straight-line rental revenue are never collected from (or billed to) tenants due to early lease terminations. For that portion of the recognized deferred rent that is not deemed to be probable of collection, an allowance for doubtful accounts has been provided. Accounts receivable are shown net of an allowance for doubtful accounts of $3.3 million and $2.9 million as of September 30, 2012 and December 31, 2011, respectively.

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

Loss Per Share

Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share reflects potential dilution of securities by adding other potential common shares, including stock options and nonvested restricted shares, to the weighted-average number of common shares outstanding for a period, if dilutive.  As of September 30, 2012, there were 1,648,386 stock options outstanding that potentially could be converted into common shares and 337,107 shares of nonvested restricted stock. These stock options and restricted stock have been excluded from this computation, as their effect is anti-dilutive.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Weighted average shares - basic and dilutive	49,244,562	35,906,105	45,105,947	35,906,105

Fair Value of Financial Instruments

The objective of fair value is to determine the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).  GAAP establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 — quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 — observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 — unobservable inputs that are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as consider counterparty credit risk in our assessment of fair value.  Considerable judgment is necessary to interpret Level 2 and 3 inputs in determining the fair value of our financial and non-financial assets and liabilities.  Accordingly, our fair value estimates, which are made at the end of each reporting period, may be different than the amounts that may ultimately be realized upon the sale or disposition of these assets.

The fair values of our financial instruments approximate their carrying amount in our consolidated and combined financial statements except for debt. At September 30, 2012 and December 31, 2011, management’s required estimates of fair value are presented below. We estimated the fair value of this debt using Level 2 and Level 3 inputs based on recent financing transactions, estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current London Interbank Offered Rate (“LIBOR”), a widely quoted market interest rate which is frequently the index used to determine the rate at which we borrow funds, U.S. treasury obligation interest rates, and on the discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assume that the debt is outstanding through maturity. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist in specific loans, it is unlikely that the estimated fair value of any of such debt could be realized by immediate settlement of the obligation.

	September 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(In thousands)
Fixed-rate debt	$862,303	$923,006	$731,235	$787,551
Variable-rate debt	325,074	325,074	328,449	328,162
Total mortgages, notes and loans payable	$1,187,377	$1,248,080	$1,059,684	$1,115,713

Offering Costs

Costs associated with the rights offering to our stockholders were deferred and charged against the gross proceeds of the offering upon the sale of shares during the nine months ended September 30, 2012 (note 11).

Cash and Cash Equivalents

The Company considers all demand deposits and treasury bills with a maturity of three months or less, at the date of purchase, to be cash equivalents.

Restricted Cash

Restricted cash consists of security deposits and cash escrowed under loan agreements for debt service, real estate taxes, property insurance, capital renovations and capital improvements.  The restricted cash balance is included in prepaid expenses and other assets on the consolidated and combined balance sheets and totaled $37.6 million and $13.3 million at September 30, 2012 and December 31, 2011, respectively.

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

	Gross Asset	Accumulated Amortization	Net Carrying Amount
		(In thousands)
As of September 30, 2012
Deferred lease costs	$27,909	$(8,342)	$19,567
Deferred financing costs	25,007	(5,178)	19,829
Total	$52,916	$(13,520)	$39,396

As of December 31, 2011
Deferred lease costs	$25,133	$(5,367)	$19,766
Deferred financing costs	15,783	—	15,783
Total	$40,916	$(5,367)	$35,549

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

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation, which has not changed the operating results of the prior year.

NOTE 2                            ACQUISITION

On February 21, 2012, we completed the acquisition of Grand Traverse Mall, which had previously been owned by GGP. We acquired the property for approximately $62.0 million through the assumption of a restructured and discounted $62.0 million, five year non-recourse loan at a 5.02% interest rate.  In addition, we funded cash payments of $2.4 million for escrows, $1.3 million for deferred financing costs and $0.5 million for acquisition costs.

NOTE 3                                                    INTANGIBLE ASSETS AND LIABILITIES

Acquisition accounting was applied to each of the properties within the Rouse portfolio either when GGP emerged from bankruptcy or upon any subsequent acquisitions.  The following table summarizes our intangible assets and liabilities as a result of the application of acquisition accounting:

	Gross Asset (Liability)	Accumulated (Amortization)/ Accretion	Net Carrying Amount
		(In thousands)
As of September 30, 2012
Tenant leases:
In-place value	$95,861	$(39,380)	$56,481
Above-market	152,547	(57,884)	94,663
Below-market	(51,263)	18,418	(32,845)
Ground leases:
Below-market	2,173	(236)	1,937

As of December 31, 2011
Tenant leases:
In-place value	$101,425	$(33,389)	$68,036
Above-market	157,139	(40,464)	116,675
Below-market	(53,882)	13,762	(40,120)
Ground leases:
Below-market	2,173	(142)	2,031

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

Amortization of these intangible assets and liabilities decreased our income by $11.1 million and $15.3 million for the three months ended September 30, 2012 and 2011, respectively, and $36.6 million and $45.6 million for the nine months ended September 30, 2012 and 2011, respectively.

Future amortization of our intangible assets and liabilities is estimated to decrease income by an additional $10.5 million for the remainder of 2012, $32.2 million in 2013, $23.5 million in 2014, $17.1 million in 2015 and $12.7 million in 2016.

NOTE 4                                                    PREPAID EXPENSES AND OTHER ASSETS

The following table summarizes the significant components of prepaid expenses and other assets.

	September 30, 2012	December 31, 2011
	(In thousands)
Above-market tenant leases, net (Note 3)	$94,663	$116,675
Deposits	10,992	902
Below-market ground leases, net (Note 3)	1,937	2,031
Prepaid expenses	3,964	4,349
Other	4,767	3,068
Total prepaid expenses and other assets	$116,323	$127,025

NOTE 5                                                    MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable are summarized as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$862,303	$731,235
Variable-rate debt:
Collateralized mortgages, notes and loans payable	325,074	328,449
Total mortgages, notes and loans payable (1)	$1,187,377	$1,059,684

(1)  Net of $41.2 million and $58.0 million and of non-cash debt market rate adjustments as of September 30, 2012 and December 31, 2011.

On the Spin-Off Date, we entered into a senior secured credit facility (“Senior Facility”) with a syndicate of banks, as lenders, and Wells Fargo Bank, National Association, as administrative agent, and Wells Fargo Securities, LLC, RBC Capital Markets, LLC, and U.S. Bank National Association, as joint lead arrangers that provides borrowings on a revolving basis of up to $50.0 million (the “Revolver”) and a senior secured term loan (the “Term Loan” and together with the Revolver, the “Facilities”) which provided an advance of approximately $433.5 million. The Facilities closed concurrently with the consummation of the spin-off and have a term of three years.  The interest rate was based on one month LIBOR, with a LIBOR floor of 1% plus 5.00% for the period from January 12, 2012 through September 28, 2012.  The Company renegotiated the Facilities on September 28, 2012 and the interest rate on the borrowings under the Facilities, effective that date, is LIBOR, with no LIBOR floor, plus 4.50%.  In the event of default the default interest rate will be 2.00% more than the then applicable interest rate.  During the period ended September 30, 2012, the outstanding balance on the Term Loan decreased from $433.5 million to $325.1 million due to the repayments on the Term Loan concurrent with the refinancing of the Pierre Bossier and Southland Center Malls.

In addition, we are required to pay an unused fee related to the Revolver equal to 0.30% per year if the aggregate unused amount is greater than or equal to 50% of the Revolver or 0.25% per year if the aggregate unused amount is less that 50% of the Revolver.  As of September 30, 2012, no amounts are drawn on our Revolver.

The Senior Facility has affirmative and negative covenants that are customary for a real estate loan, including, without limitation, restrictions on incurrence of indebtedness and liens on the mortgage collateral; restrictions on pledges; restrictions on subsidiary distributions; with respect to the mortgage collateral, limitations on our ability to enter into transactions including mergers, consolidations, sales of assets for less than fair market value and similar transactions; conduct of business; restricted distributions; transactions with affiliates; and limitation on speculative hedge agreements. In addition, we are required to comply with financial maintenance covenants relating to the following: (1) net indebtedness to value ratio, (2) liquidity, (3) minimum fixed charge coverage ratio, (4) minimum tangible net worth, and (5) minimum portfolio debt yield. Failure to comply with the covenants in the Senior Facility would result in a default under the credit agreement governing the Facilities and, absent a waiver or an amendment from our lenders, permit the acceleration of all outstanding borrowings under the Senior Facility, which would also result in a cross-default of our Subordinated Facility (as described below).  The Company is in compliance with these financial maintenance covenants as of September 30, 2012.

We also entered into a subordinated unsecured revolving credit facility with a wholly-owned subsidiary of Brookfield Asset Management, Inc., a related party, that provides borrowings on a revolving basis of up to $100.0 million (the “Subordinated Facility”). The Subordinated Facility has a term of three years and six months and will bear interest at LIBOR (with a LIBOR floor of 1%) plus 8.50%.  The default interest rate following a payment event of default under the Subordinated Facility will be 2.00% more than the then applicable interest rate.  Interest will be payable monthly.  In addition, we are required to pay a semi annual revolving credit fee of $0.25 million.  As of September 30, 2012, no amounts have been drawn from the Subordinated Facility.

We have individual Property-Level Debt (the “Property-Level Debt”) on 16 of our 31 assets, representing approximately $903.5 million (excluding $41.2 million of market rate adjustments) (this includes the Pierre Bossier Mall and Southland Center Mall financings discussed below). The Property-Level Debt has a weighted average interest rate of 5.26% and an average remaining term of 4.2 years. The Property-Level Debt is stand-alone (not cross-collateralized) first mortgage debt and is non-recourse with the exception of customary contingent guarantees/indemnities.

We have entered into a hedge transaction related to a portion of our Term Loan at a cost of approximately $0.13 million.  This hedge transaction was for an interest rate cap with a notional amount of $110.0 million and caps the daily LIBOR at 1%.  As of September 30, 2012, the fair value of the interest rate cap was $0 and $0.03 million of the loss on this interest cap is recorded in accumulated other comprehensive loss.

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

As of September 30, 2012, $1.54 billion of land, buildings and equipment (before accumulated depreciation) have been pledged as collateral for our mortgages, notes and loans payable. Certain mortgage notes payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance. The weighted-average interest rate on our collateralized mortgages, notes and loans payable was approximately 5.1% as of September 30, 2012 and 4.9% as of December 31, 2011.

NOTE 6                                                    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes the significant components of accounts payable and accrued expenses.

	September 30, 2012	December 31, 2011
	(In thousands)
Below-market tenant leases, net (Note 3)	$32,845	$40,120
Accounts payable and accrued expenses	16,962	28,454
Accrued interest	3,171	4,065
Accrued real estate taxes	9,896	6,553
Deferred income	2,260	1,211
Accrued payroll and other employee liabilities	6,213	76
Construction payable	7,941	6,719
Tenant and other deposits	1,529	1,424
Conditional asset retirement obligation liability	4,455	4,252
Other	3,184	4,638
Total accounts payable and accrued expenses	$88,456	$97,512

NOTE 7                                                    INCOME TAXES

RPI Businesses historically operated under GGP’s REIT structure. We elected to be taxed as a REIT in connection with the filing of our tax return for the 2011 fiscal year and intend to maintain this status in future periods. To qualify as a REIT, we must meet a number of organizational and operational requirements, including requirements to distribute at least 90% of our ordinary taxable income and to either distribute capital gains to stockholders, or pay corporate income tax on the undistributed capital gains. In addition, the Company is required to meet certain asset and income tests.

As a REIT, we will generally not be subject to corporate level federal income tax on taxable income we distribute currently to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates, including any applicable alternative minimum tax, and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income or property, and to federal income and excise taxes on our undistributed taxable income.

We have subsidiaries which we may elect to treat as taxable REIT subsidiaries and which, if we do, will become subject to federal and state income taxes.

NOTE 8                                                    COMMON STOCK

On January 12, 2012, GGP distributed the assets and liabilities of RPI Businesses to Rouse. Pursuant to the spin-off, we received certain of the assets and liabilities of GGP. Upon this spin-off we issued 35,547,049 shares of our common stock to the existing GGP shareholders. In connection therewith $405.3 million of GGP’s equity was converted to paid in capital. The GGP shareholders received approximately 0.0375 shares of Rouse common stock for every share of GGP common stock owned as of the record date of December 31, 2011. We also issued 359,056 shares of our Class B common stock, par value $0.01 per share, to GGP LP.  The Class B common stock has the same rights as the Rouse common stock, except the holders of Class B common stock do not have any voting rights. The Class B common stock can be converted into common stock beginning on January 1, 2013 upon the request of the stockholder.

On March 26, 2012, we completed a rights offering and backstop purchase. Under the terms of the rights offering and backstop purchase, we issued 13,333,333 shares of our common stock at a subscription price of $15.00 per share. Net proceeds of the rights offering and backstop purchase approximated $191.9 million. After giving effect to the rights offering and backstop purchase, Brookfield Asset Management, Inc. and its affiliates and co-investors (collectively, “Brookfield”) own approximately 54.38% of the Company as of September 30, 2012.

On May 11, 2012, the Board of Directors declared a second quarter common stock dividend of $0.07 per share which was paid on July 30, 2012 to stockholders of record on July 16, 2012.

On August 10, 2012, the Board of Directors declared a third quarter common stock dividend of $0.07 per share which was paid on October 29, 2012 to stockholders of record on October 15, 2012.

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

The following tables summarize stock option activity for the Equity Plan for the nine month period ended September 30, 2012.

	2012
	Shares	Weighted Average Exercise Price
Stock options outstanding at January 1	—	$—
Granted	1,688,886	14.68
Exercised	—	—
Forfeited	(40,500)	14.72
Expired	—	—
Stock options outstanding at September 30	1,648,386	14.68

	Stock Options Outstanding
Issuance	Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price
March 2012	1,575,486	9.50	$14.72
May 2012	36,500	9.67	13.71
August 2012	36,400	9.92	13.75
Total	1,648,386	9.51	14.68

We recognized $0.3 million and $0.7 million in compensation expense related to the stock options for the three and nine months ended September 30, 2012.  There was no stock compensation expense for the three and nine months ended September 30, 2011.

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

The following table summarizes restricted stock activity for the nine month period ended September 30, 2012:

	2012
	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock grants outstanding as of beginning of period	—	$—
Granted	344,751	14.69
Cancelled	—	—
Vested	(7,644)	14.72
Nonvested restricted stock grants outstanding as of end of period	337,107	14.69

The weighted average remaining contractual term (in years) of nonvested awards as of September 30, 2012 was 2.9 years.

The total fair value of restricted stock grants which vested was $0.04 million and $0.11 million during the three and nine months ended September 30, 2012.  We recognized $0.38 million and $1.00 million in compensation expense related to the restricted stock for the three and nine months ended September 30, 2012.  There was no stock compensation expense for the three and nine months ended September 30, 2011.

Other Disclosures

The estimated values of options granted in the table above are based on the Black-Scholes pricing model using the assumptions in the table below.  The estimate of the risk-free interest rate is based on the average of a 5- and 10-year U.S. Treasury note on the date the options were granted.  The estimate of the dividend yield and expected volatility is based on a review of publicly-traded peer companies.  The expected life is computed using the simplified method as the Company does not have historical share option data.  The fair value of each option grant is estimated on the date of grant using the Black Scholes pricing model with the following 2012 weighted-average assumptions:

Risk-free interest rate	1.44%
Dividend yield	4.25%
Expected volatility	35.00%
Expected life (in years)	6.50

As of September 30, 2012, total compensation expense which had not yet been recognized related to nonvested options and restricted stock grants was $8.4 million. Of this total, $0.6 million is expected to be recognized in 2012, $2.4 million in 2013, $2.4 million in 2014, $1.8 million in 2015, $1.1 million in 2016, and $0.1 million in 2017.  These amounts may be impacted by future grants, changes in forfeiture estimates or vesting terms, and actual forfeiture rates differing from estimated forfeitures.

NOTE 10                                             NON-CONTROLLING INTEREST

Non-controlling interest on our consolidated and combined balance sheets represent Series A Cumulative Non-Voting Preferred Stock (“Preferred Shares”) of Rouse Holdings, Inc. (Holdings), a subsidiary of Rouse.  Holdings issued 111 Preferred Shares at a par value of $1,000 per share to third parties on June 29, 2012.  The Preferred Shareholders are entitled to a cumulative preferential annual cash dividend of 12.5%.  These Preferred Shares may only be redeemed at the option of Holdings for $1,000 per share plus all accrued and unpaid dividends.  Furthermore, in the event of a voluntary or involuntary liquidation of Holdings the Preferred Shareholders are entitled to a liquidation preference of $1,000 per share plus all accrued and unpaid dividends.  The Preferred Shares are not convertible into or exchangeable for any property or securities of Holdings.

NOTE 11                                          RELATED PARTY TRANSACTIONS

Transactions with GGP

As described in Note 1 to the consolidated and combined financial statements, the accompanying consolidated and combined financial statements present the operations of RPI Businesses as carved-out from the financial statements of GGP. Transactions between RPI Businesses have been eliminated in the combined presentation. Also as described in Note 1, an allocation of certain centralized GGP costs incurred for activities such as employee benefit programs (including incentive stock plans and stock based compensation expense), property management and asset management functions, centralized treasury, payroll and administrative functions have been made to the property operating costs of RPI Businesses. Transactions between the RPI Businesses and GGP or other GGP subsidiaries have not been eliminated except that end-of-period intercompany balances on December 31, 2011 and Spin-Off Date balances between GGP and RPI Businesses which have been considered elements of RPI Businesses’ equity.

Transition Services Agreement with GGP

We have entered into a transition services agreement with GGP whereby GGP or its subsidiaries will provide to us, on a transitional basis, certain specified services for various terms not exceeding 18 months following the spin-off. The services that GGP provides to us include, among others, payroll, human resources and employee benefits, financial systems management, treasury and cash management, accounts payable services, telecommunications services, information technology services, asset management services, legal and accounting services and various other corporate services. The charges for the transition services generally are intended to allow GGP to fully recover the costs directly associated with providing the services, plus a level of profit consistent with an arm’s length transaction together with all out-of-pocket costs and expenses. The charges of each of the transition services are generally based on an hourly fee arrangement and pass-through out-of-pocket costs. We may terminate certain specified services by giving prior written notice to GGP of any such termination.  Costs associated with the transition services agreement were $0.3 million and $1.3 million for the three and nine months ended September 30, 2012 and $0.3 million of these costs are payable at September 30, 2012.

Services Agreement with Brookfield

We have entered into a services agreement with Brookfield, pursuant to which Brookfield made certain of its employees available for a period of up to 12  months following the spin-off to serve as our Chief Financial Officer and Vice President of Finance.  Costs associated with the services agreement were $0.3 million and $0.8 million for the three and nine months ended September 30, 2012 and these costs are all payable at September 30, 2012.

On October 8, 2012 Tim Salvemini, Vice President of Finance, resigned from Brookfield and was then appointed our Chief Accounting Officer.  On October 16, 2012, Rael Diamond, our Chief Financial Officer resigned from Brookfield and John Wain was appointed as our new Chief Financial Officer.

Office Lease with Brookfield

Upon our spin-off from GGP, we assumed a 10-year lease agreement with Brookfield, as landlord, for office space for our corporate office in New York, New York. Costs associated with the office lease were $0.3 million and $0.8 million for the three and nine months ended September 30, 2012 and no amounts were payable as of September 30, 2012.  In addition, the landlord completed the build out of our office space during 2012 for $1.7 million of which $0.2 million was payable as of September 30, 2012. The costs associated with the build out of our office space were capitalized in buildings and equipment.

We have entered into a 5-year lease agreement with Brookfield, as landlord, for office space for our regional office in Dallas, Texas.  The lease commences in October 2012 and rent is free for the first 12 months. No amounts are payable as of September 30, 2012.

Subordinated Credit Facility with Brookfield

We entered into a credit agreement with a wholly-owned subsidiary of Brookfield, as lender, for a $100.0 million revolving subordinated credit facility.  We paid a one time upfront fee of $0.5 million related to this facility.  In addition, we are required to pay a semi annual revolving credit fee of $0.3 million related to this facility.  As of September 30, 2012, no amounts have been drawn on this facility and $0.1 million are payable related to the upfront fee and revolving credit fee.

Backstop Agreement with Brookfield

In conjunction with the rights offering we entered into a backstop agreement with Brookfield whereby Brookfield agreed to purchase from us, at the rights offering subscription price, unsubscribed shares of our common stock such that the gross proceeds of the rights offering will be $200 million. Costs associated with the backstop agreement, which were paid to Brookfield, were $6.0 million during the nine months ended September 30, 2012, and are included as a reduction in equity through offering costs for the nine months ended September 30, 2012.

Business Infrastructure Costs

Upon our spin-off from GGP, we commenced the development of our information technology platform.  The development of this platform requires us to purchase, design and create various information technology applications and infrastructure.  Brookfield Corporate Operations, LLC (“BCO”) has been engaged to assist in the project development and procure the various applications and infrastructure of the Company.  As of September 30, 2012, we have incurred $3.4 million of infrastructure costs which are capitalized in buildings and equipment, of which $1.3 million were payable as of September 30, 2012.

Financial Service Center

We engaged BCO’s financial service center to manage administrative services of Rouse, such as accounts payable and receivable, employee expenses, lease administration, and other similar type services.  Approximately $0.03 million of costs were incurred for the three and nine months ended September 30, 2012.  All amounts are payable as of September 30, 2012.

Demand Deposit from Brookfield U.S. Holdings

In August 2012, we entered into an agreement with Brookfield U.S. Holdings (U.S. Holdings) to place funds into an interest bearing account which earns interest at LIBOR plus 1.05% per annum.  The note receivable is secured by a note from U.S. Holdings and guaranteed by Brookfield Asset Management Inc.  This note receivable matures on February 14, 2013 or we may demand the funds earlier by providing U.S. Holdings a three day notice.  We earned approximately $0.2 million in interest income for the three and nine months ended September 30, 2012.  As of September 30, 2012, we have $150.2 million on deposit with Brookfield which is recorded as a Demand deposit from affiliate in the consolidated balance sheets.

NOTE 12                                          SUBSEQUENT EVENTS

On October 25, 2012, the Company placed a new non-recourse mortgage on Animas Valley Mall, located in Farmington, NM for $51.8 million.  The loan bears interest at a fixed rate of 4.50% and has a term of ten years.  Approximately $37.1 million of the proceeds were used to reduce the Term Loan balance, a portion of which was used to pay the property’s release allocation, further reducing the Term Loan’s outstanding balance to approximately $287.9 million.  Net proceeds to the Company after related closing costs are approximately $14.3 million.

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

Forward-looking information

We may make forward-looking statements in this Quarterly Report and in other reports that we file with the Securities and Exchange Commission (the “SEC”). In addition, our senior management may make forward-looking statements orally to analysts, investors, creditors, the media and others.

Forward-looking statements include:

•                  Descriptions of plans or objectives for future operations

•                  Projections of our revenues, net operating income (“NOI”), core net operating income (“Core NOI”), earnings per share, funds from operations (“FFO”), core funds from operations (“Core FFO”), capital expenditures, income tax and other contingent liabilities, dividends, leverage, capital structure or other financial items

•                  Forecasts of our future economic performance

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

Overview—Introduction

Our portfolio consists of 31 regional malls in 19 states totaling approximately 22 million square feet of retail and ancillary space. We elected to be treated as a REIT in connection with the filing of our 2011 tax return and intend to maintain this status in future periods.

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

•                  Re-leasing existing space and renewing expiring leases at rates higher than expiring or existing rates; and

•                  Prudently investing capital into our properties.

Overview—Basis of Presentation

The accompanying consolidated and combined financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The consolidated balance sheet as of September 30, 2012 includes the accounts of Rouse, as well as all subsidiaries.  The accompanying consolidated and combined statement of operations and comprehensive loss for the three months ended September 30, 2012 includes the consolidated accounts of Rouse and for the nine months ended September 30, 2012 the consolidated accounts of Rouse and the combined accounts of RPI Businesses.  Accordingly, the results presented for the nine months ended September 30, 2012 reflect the aggregate operations and changes in cash flows and equity on a carved-out basis for the period from January 1, 2012 through January 12, 2012 and on a consolidated basis from January 13, 2012 through September 30, 2012.  The accompanying financial statements for the periods prior to the Spin-Off Date are prepared on a carve-out basis from the consolidated financial statements of GGP using the historical results of operations and bases of the assets and liabilities of the transferred businesses and including allocations from GGP.  All intercompany transactions have been eliminated in consolidation and combination as of and for the periods ended September 30, 2012 and 2011, except end-of-period intercompany balances on December 31, 2011 and Spin-Off Date balances between GGP and RPI Businesses which have been considered elements of RPI Businesses’ equity.

The consolidated and combined financial information included in this Quarterly Report does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly-traded company during the periods presented or those that we will achieve in the future.

Recent Developments

On August 10, 2012, the Board of Directors declared a third quarter common stock dividend of $0.07 per share which was paid on October 29, 2012 to stockholders of record on October 15, 2012.

On September 28, 2012, we renegotiated the Facilities (as defined below) and the interest rate of borrowings, effective that date, is LIBOR, with no LIBOR floor, plus 4.50%.  Prior to renegotiating the Facilities the interest rate was LIBOR plus 5.00%, with a LIBOR floor of 1.00%.

Operating Metrics

During the three month period ended September 30, 2012, we leased 698,112 square feet bringing the total volume completed during 2012 to 1,479,803 square feet.  At September 30, 2012, the leased percentage was 89.3%, an increase of 160 basis points compared to December 31, 2011 and an increase of 90 basis points compared to June 30, 2012.  While our leasing has been strong during the nine months ended September 30, 2012 there is a time period between the date a lease is signed and the tenant occupies the space and begins paying rent.  As a result, the impact of a majority of this leasing will contribute to an increase in our revenues during the second half of 2013.

The following table summarizes selected operating metrics for the portfolio as of September 30, 2012:

	% Leased (1)	% Occupied (2)	In - Place Rent <10K SF (3)	Tenant Sales PSF (4)	Occupancy Cost (5)
Total Portfolio	89.3%	85.2%	$37.60	$295	12.7%

(1)  Represents contractual obligations for space in regional malls and excludes traditional anchor stores.

(2)  Represents tenants’ physical or economic presence in regional malls and excludes traditional anchor stores.

(3)  Weighted average rent of mall stores at September 30, 2012.  Rent is presented on a cash basis and consists of base minimum rent, common area costs, and real estate taxes.

(4)  Rolling twelve month tenant sales for mall stores less than 10,000 square feet.

(5)  Represents tenants less than 10,000 square feet utilizing comparative tenant sales.

The following table summarizes leasing activity for the three months ended September 30, 2012 with respect to leases which are scheduled to commence in 2012 and 2013:

New Leases	Number of Leases (1)	Square Feet	Term	Initial Rent PSF (2)	Average Rent PSF (3)
Under 10,000 sq. ft.	39	88,126	9.7	$34.38	$38.46
Over 10,000 sq. ft.	8	200,595	11	12.46	13.43
Total New Leases	47	288,721	10.6	19.15	21.07

Renewal Leases
Under 10,000 sq. ft.	54	150,100	4.5	$35.85	$38.59
Over 10,000 sq. ft.	8	163,125	4.9	18.04	18.21
Total Renewal Leases	62	313,225	4.7	$26.58	$27.98

Sub-Total	109	601,946	7.5	23.01	24.66

Percent in Lieu	19	96,166	n.a.	n.a.	n.a.

Total Q3 2012	128	698,112	7.5	$23.01	$24.66
Total Q2 2012	137	551,146
Total Q1 2012	60	230,545
Total 2012	325	1,479,803

(1) Excluding anchors and specialty leasing.

(2) Represents initial rent at time of rent commencement consisting of base minimum rent, common area costs, and real estate taxes.

(3) Represents average rent over the lease term consisting of base minimum rent, common area costs, and real estate taxes.

Results of Operations

Three Months Ended September 30, 2012 and 2011

	For the three months ended September 30,
	2012	2011	$ Change	% Change
Revenues:
Minimum rents	$38,458	$38,467	$(9)	—%
Tenant recoveries	18,006	17,899	107	0.6
Overage rents	786	779	7	0.9
Other	1,213	1,410	(197)	(14.0)
Total revenues	58,463	58,555	(92)	(0.2)
Expenses:
Real estate taxes	5,979	5,829	150	2.6
Property maintenance costs	2,916	2,731	185	6.8
Marketing	729	777	(48)	(6.2)
Other property operating costs	16,070	15,804	266	1.7
Provision for doubtful accounts	699	294	405	137.8
General and administrative	5,267	2,374	2,893	121.9
Depreciation and amortization	16,799	20,425	(3,626)	(17.8)
Other	1,512	240	1,272	530.0
Total expenses	49,971	48,474	1,497	3.1
Operating income	8,492	10,081	(1,589)	(15.8)

Interest income	253	6	247	4,116.7
Interest expense	(21,712)	(18,963)	(2,749)	14.5
Loss before income taxes	(12,967)	(8,876)	(4,091)	46.1
Provision for income taxes	(89)	(97)	8	(8.2)
Net loss	$(13,056)	$(8,973)	$(4,083)	45.5%

Provision for doubtful accounts increased $0.4 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 primarily due to a recovery that was received in 2011 that was previously written off as bad debt expense.

General and administrative increased $2.9 million for the three months ended September 30, 2012.  The increase is due to the fact that we assumed responsibility for certain overhead costs which include costs related to property management, human resources, security, payroll and benefits, legal, corporate communications and information services.  For the three months ended September 30, 2011, the $2.4 million of costs were charged or allocated to us based on GGP’s corporate costs based on a number of factors, most significantly our percentage of GGP’s adjusted revenue and assets and the number of properties.

Depreciation and amortization decreased $3.6 million for the three months ended September 30, 2012 primarily due to the decrease in amortization of in-place leases due to tenant lease expirations.

Other expenses increased $1.3 million for the three months ended September 30, 2012 primarily due to initial costs incurred by the Company during its first year of stand alone operations.  These other costs primarily consist of $0.3 million in severance costs, $0.2 million in recruiting costs, and $0.8 million in temporary employee expenses.

Interest expense increased $2.7 million for the three months ended September 30, 2012 primarily due to deferred financing amortization and interest expense incurred.  The Company incurred $1.8 million in amortization of deferred financing costs for the three months ended September 30, 2012 as a result of the additional deferred financing costs associated with the refinancings completed by the Company during 2012 as compared to no amortization of deferred financing costs for the three months ended September 30, 2011.  The remainder of the change was due to the increase in debt within the overall portfolio and a change in interest rates.

Nine Months Ended September 30, 2012 and 2011

	For the nine months ended September 30,
	2012	2011	$ Change	% Change
Revenues:
Minimum rents	$113,742	$113,423	$319	0.3%
Tenant recoveries	51,517	53,837	(2,320)	(4.3)
Overage rents	2,890	2,541	349	13.7
Other	3,671	4,108	(437)	(10.6)
Total revenues	171,820	173,909	(2,089)	(1.2)
Expenses:
Real estate taxes	17,544	17,943	(399)	(2.2)
Property maintenance costs	9,708	9,691	17	0.2
Marketing	1,850	2,351	(501)	(21.3)
Other property operating costs	45,386	43,395	1,991	4.6
Provision for doubtful accounts	1,413	806	607	75.3
General and administrative	15,726	8,100	7,626	94.1
Depreciation and amortization	51,846	58,911	(7,065)	(12.0)
Other	7,954	162	7,792	4,809.9
Total expenses	151,427	141,359	10,068	7.1
Operating income	20,393	32,550	(12,157)	(37.3)

Interest income	263	14	249	1,778.6
Interest expense	(75,400)	(54,285)	(21,115)	38.9
Loss before income taxes	(54,744)	(21,721)	(33,023)	152.0
Provision for income taxes	(328)	(385)	57	(14.8)
Net loss	$(55,072)	$(22,106)	$(32,966)	149.1%

Marketing decreased $0.5 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 primarily due to expenses for national marketing programs that were higher when the properties were owned by GGP during 2011.

Provision for doubtful accounts increased $0.6 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 primarily due to a recovery that was received in 2011 that was previously written off as bad debt expense.

General and administrative increased $7.6 million for the nine months ended September 30, 2012.  The increase is due to the fact that we assumed responsibility for certain overhead costs which include costs related to property management, human resources, security, payroll and benefits, legal, corporate communications and information services.  For the nine months ended September 30, 2011, the $8.1 million of costs were charged or allocated to us based on GGP’s corporate costs based on a number of factors, most significantly our percentage of GGP’s adjusted revenue and assets and the number of properties.

Depreciation and amortization decreased $7.1 million for the nine months ended September 30, 2012 primarily due to the decrease in amortization of in-place leases due to tenant lease expirations.

Other expenses increased $7.8 million for the nine months ended September 30, 2012 primarily due to initial costs incurred by the Company during its first year of stand alone operations.  These other costs include $1.2 million in signing bonuses, $1.8 million for severance expenses, $2.5 million for temporary employees and other one-time spin-off costs.

Interest expense increased $21.1 million for the nine months ended September 30, 2012 primarily due to deferred financing amortization, write-off of deferred financing costs, write off of market rate adjustments and interest expense incurred.  The Company incurred $5.5 million in amortization of deferred financing costs for the nine months ended September 30, 2012 as a result of the additional deferred financing costs associated with the refinancings completed by the Company during 2012 as compared to no amortization of deferred financing costs for the nine months ended September 30, 2011.  Furthermore, the Company incurred $1.8 million in write-off of deferred financing costs for the nine months ended September 30, 2012 as a result of the write off of the Term Loan deferred financing costs associated with the Pierre Bossier and Southland Center Malls as compared to no write-off of deferred financing costs for the nine months ended September 30, 2011.  The Company wrote off $9.0 million of market rate adjustments on loans that were paid off on the date of the spin-off.  The remainder of the change was due to the increase in debt within the overall portfolio and a change in interest rates.

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

The successful execution of our business strategy will require the availability of substantial amounts of operating and development capital both initially and over time. Sources of such capital could include bank, life insurance company, pension plan or institutional investor capital, commercial mortgage backed securities, public and private offerings of debt or equity, sale of certain assets and joint ventures.  We have identified opportunities to invest significant capital to reposition and refresh certain of our properties, but we will sequence long-term redevelopment projects with leasing activity. We believe these capital investments will assist in increasing our revenues significantly and deliver solid net operating income growth over the medium term.  For a discussion of factors that could have an impact on our ability to realize these goals, see “Forward-Looking Information.”

As of September 30, 2012, our combined contractual debt, excluding non-cash debt market rate adjustments, was approximately $1.23 billion. The aggregate principal and interest payments on our outstanding indebtedness as of September 30, 2012 are approximately $21.3 million for the remainder of 2012 and approximately $140.3 million for the year ended December 31, 2013.

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

Financings

Senior Facility.  On January 12, 2012, we entered into a three year senior secured credit facility (“Senior Facility”) with a syndicate of banks, as lenders, and Wells Fargo Bank, National Association, as administrative agent, and Wells Fargo Securities, LLC, RBC Capital Markets, LLC and U.S. Bank National Association, as joint lead arrangers, that provides borrowings on a revolving basis of up to $50.0 million (the “Revolver”), and a senior secured term loan (the “Term Loan” and together with the Revolver, the “Facilities”) that provided an advance of approximately $433.5 million. We used the proceeds of the Term Loan to refinance certain mortgage debt that was not assumed by us in connection with the spin-off and to pay other transaction fees and expenses.  During the period ended September 30, 2012, the outstanding balance on the Term Loan decreased from $433.5 million to $325.1 million due to the repayments on the Term Loan concurrent with the refinancing of the Pierre Bossier and Southland Center Malls.

The Senior Facility has affirmative and negative covenants that are customary for a real estate loan, including, without limitation, restrictions on incurrence of indebtedness and liens on the mortgage collateral; restrictions on pledges; restrictions on subsidiary distributions; with respect to the mortgage collateral, limitations on our ability to enter into transactions including mergers, consolidations, sales of assets for less than fair market value and similar transactions; conduct of business; restricted distributions; transactions with affiliates; and limitation on speculative hedge agreements. In addition, we are required to comply with financial maintenance covenants relating to the following: (1) net indebtedness to value ratio, (2) liquidity, (3) minimum fixed charge coverage ratio, (4) minimum tangible net worth, and (5) minimum portfolio debt yield. Failure to comply with the covenants in the Senior Facility could result in a default under the credit agreement governing these Facilities and, absent a waiver or an amendment from our lenders, permit the acceleration of all outstanding borrowings under the Senior Facility and would cross-default our Subordinated Facility (as described below).

Property-Level Debt.    We have individual Property-Level Debt (the “Property-Level Debt”) on 16 of our 31 assets, representing approximately $903.5 million (excluding $41.2 million of market rate adjustments). The Property-Level Debt has a weighted average interest rate of 5.26% and an average remaining term of 4.2 years. The Property-Level Debt is stand-alone (not cross-collateralized) first mortgage debt and is non-recourse with the exception of customary contingent guarantees/indemnities.

Subordinated Facility.    On January 12, 2012, we entered into a subordinated unsecured revolving credit facility with a wholly-owned subsidiary of Brookfield Asset Management Inc. that provides for borrowings on a revolving basis of up to $100.0 million (the “Subordinated Facility”). The Subordinated Facility does not have any affirmative covenants and has the following negative covenants: mergers, consolidations and sales of all or substantially all assets; modifications of organizational documents; no adverse modifications to the facilities; and no refinancing or replacement of the facilities without the Subordinated Facility lender’s consent. There are cross-default provisions with the Senior Facility. If the Senior Facility is repaid or refinanced prior to the maturity of the Subordinated Facility, then the covenants (other than financial covenants and covenants related specifically to the mortgaged properties) from the Senior Facility shall be incorporated by reference into the Subordinated Facility.

Summary of Cash Flows

Cash Flows from Operating Activities

Net cash provided by operating activities was $34.1 million for the nine months ended September 30, 2012 compared to net cash provided by operating activities of $62.8 million for the nine months ended September 30, 2011.  The decrease in cash provided by operating activities of $28.7 million was due primarily to the funding of the net loss and prepaid expenses and other assets.  Our net loss increased $33.0 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Cash Flows from Investing Activities

Net cash used in investing activities was $213.4 million for the nine months ended September 30, 2012 compared to $19.3 million for the nine months ended September 30, 2011.  The increase in cash used in investing activities was primarily due to placing $150.0 million on deposit with Brookfield U.S. Holdings, $19.3 million increase in restricted cash required for capital renovation and replacement reserves, and $10.0 million increase for the funding of a deposit for the future acquisition of The Mall at Turtle Creek.  In addition, during the nine months ended September 30, 2012 we paid approximately $16.5 million related to four anchor acquisitions at four malls within the portfolio, which increased our cash paid for the acquisition of real estate as compared to the nine months ended September 30, 2011.

Cash Flows from Financing Activities

Net cash provided by financing activities was $201.6 million for the nine months ended September 30, 2012 compared to $45.0 million of cash used in financing activities for the nine months ended September 30, 2011.  The increase of $246.6 million in net cash provided from financing activities was primarily due to $191.6 million in net proceeds related to our rights offering as well as $433.5 million provided by a term loan that was used primarily to pay down $391.3 million of debt at the time of the spin-off as well as provide working capital.

Contractual Cash Obligations and Commitments

The following table aggregates our contractual cash obligations and commitments as of September 30, 2012:

	2012	2013	2014	2015	2016	Subsequent	Total
	(In thousands)
Long-term debt-principal (1)	$5,537	$78,366	$255,598	$330,019	$216,682	$342,395	$1,228,597
Interest payments (2)	15,772	61,938	52,037	31,478	23,028	40,159	224,412
Operating lease obligations	269	1,102	1,182	1,185	1,188	5,820	10,746
Total	$21,578	$141,406	$308,817	$362,682	$240,898	$388,374	$1,463,755

(1)  Excludes $41.2 million of non-cash debt market rate adjustments.

(2)  Based on rates as of September 30, 2012.  Variable rates are based on LIBOR rate of 0.22%.  In order to calculate interest for future periods we utilized the interest rate on September 30, 2012 of 4.72%.  If we had increased the effective interest rate to 4.97% to calculate future interest on the variable debt, interest payments would have increased $0.2 million, $0.8 million and $0.8 million for the remainder of 2012, 2013, and 2014, respectively.

Off-Balance Sheet Financing Arrangements

We do not have any off-balance sheet financing arrangements.

REIT Requirements

In order to qualify as a REIT for federal income tax purposes, among other requirements, we must distribute or pay tax on 100% of our capital gains and we must distribute at least 90% of our ordinary taxable income to stockholders. To avoid current entity level U.S. federal income taxes, we plan to distribute 100% of our capital gains and ordinary income to our stockholders annually. We may not have sufficient liquidity to meet these distribution requirements.  During the second quarter of 2012 our board of directors approved a quarterly dividend of $0.07.  The board will continue to evaluate the dividend policy on a regular basis.

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

The following table reconciles net loss to FFO and Core FFO:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(In Thousands)
Net loss	$(13,056)	$(8,973)	$(55,072)	$(22,106)
Depreciation and amortization	16,799	20,425	51,846	58,911
FFO	3,743	11,452	(3,226)	36,805
Provision for income taxes	89	97	328	385
Interest expense
Mark-to-market adjustments on debt	2,535	4,931	7,919	8,601
Write-off of market rate debt adjustments	—	—	8,957	(1,489)
Amortization of deferred financing costs	1,820	—	5,508	—
Write-off of deferred financing costs	—	—	1,780	—
Debt extinguishment costs	—	—	—	1,475
Other	1,512	240	7,954	162
Above and below market ground rent expense, net	31	31	93	93
Above and below market tenant leases, net	5,508	5,925	18,518	18,575
Amortization of straight line rent	(696)	(1,548)	(3,852)	(5,313)
Core FFO	$14,542	$21,128	$43,979	$59,294

The following table reconciles net loss to NOI and Core NOI:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(In Thousands)
Net loss	$(13,056)	$(8,973)	$(55,072)	$(22,106)
Provision for income taxes	89	97	328	385
Interest expense	21,712	18,963	75,400	54,285
Interest income	(253)	(6)	(263)	(14)
Other	1,512	240	7,954	162
Depreciation and amortization	16,799	20,425	51,846	58,911
General and administrative	5,267	2,374	15,726	8,100
NOI	32,070	33,120	95,919	99,723
Above and below market ground rent expense, net	31	31	93	93
Above and below market tenant leases, net	5,508	5,925	18,518	18,575
Amortization of straight line rent	(696)	(1,548)	(3,852)	(5,313)
Core NOI	$36,913	$37,528	$110,678	$113,078

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

ITEM 1A   RISK FACTORS

There are no material changes to the risk factors previously disclosed in Part I, Item 1A in our Annual Report.

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

31.1                        Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                        Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                        Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                       Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101                           The following financial information from Rouse Properties, Inc.’s. Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2012 has been filed with the SEC on November 5, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated and Combined Balance Sheets, (2) Consolidated and Combined Statements of Operations and Comprehensive Loss, (3) Consolidated and Combined Statements of Equity, (4) Consolidated and Combined Statements of Cash Flows and (5) Notes to Consolidated and Combined Financial Statements, tagged as blocks of text.  Pursuant to Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under these sections.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of September 30, 2012.  The registrant agrees to furnish a copy of such agreements to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROUSE PROPERTIES, INC.
(Registrant)

Date: November 5, 2012	By:	/s/ John Wain
John Wain
Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)

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

101

The following financial information from Rouse Properties, Inc’s. Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2012 has been filed with the SEC on November 5, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated and Combined Balance Sheets, (2) Consolidated and Combined Statements of Operations and Comprehensive Loss, (3) Consolidated and Combined Statements of Equity, (4) Consolidated and Combined Statements of Cash Flows and (5) Notes to Consolidated and Combined Financial Statements, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under these sections.