Form 10-K
period 2012-12-31
Rouse Properties, Inc.
filed 2013-03-07
CIK 1528558

Use these links to rapidly review the document

Index to Financial Statements and Schedules Rouse Properties Inc.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012
or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from to

COMMISSION FILE NUMBER 001-35287

ROUSE PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	90-0750824 (I.R.S. Employer Identification Number)
1114 Avenue of the Americas, Suite 2800, New York, NY (Address of principal executive offices)	10036 (Zip Code)

(212) 608-5108
(Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Shares of common stock, $0.01 par value	New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or annual reports incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer" and "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

         The aggregate market value of shares of common stock held by non-affiliates of the Registrant was approximately $308.8 million based on the closing sale price of the New York Stock Exchange for such stock on June 30, 2012.

         The number of shares of common stock, $.01 par value, outstanding on March 1, 2013 was 49,631,157.

Documents Incorporated By Reference

Document	Parts Into Which Incorporated
Definitive Proxy Statement for 2013 Annual Meeting of Stockholders	Part III

ROUSE PROPERTIES, INC.
Annual Report on Form 10-K
December 31, 2012

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements give our current expectations relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to current or historical facts. These statements may include words such as "anticipate," "estimate," "expect," "project," "forecast," "plan," "intend," "believe," "may," "should," "would," "could," "likely," and other words of similar expression.

        Forward looking statements should not be unduly relied upon. They give our expectations about the future and are not guarantees. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements to materially differ from any future results, performance and achievements expressed or implied by such forward-looking statements. We caution you, therefore, not to rely on these forward-looking statements.

        In this Annual Report, for example, we make forward-looking statements discussing our expectations about:

  •
  future repositioning and redevelopment opportunities;

  •
  expectations of our revenues, income, FFO, Core FFO, NOI, Core NOI, capital expenditures, income tax and other contingent liabilities, dividends, leverage, capital structure or other financial items;

  •
  future liquidity; and

  •
  future management plans.

        Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

  •
  our limited operating history as an independent company;

  •
  our inability to obtain operating and development capital;

  •
  our inability to reposition and redevelop some of our properties;

  •
  adverse economic conditions in the retail sector;

  •
  our inability to lease or re-lease space in our properties;

  •
  the inability of our tenants to pay minimum rents and expense recovery charges and the impact of co-tenancy provisions in our leases;

  •
  our inability to sell real estate quickly and restrictions on transfer;

  •
  our inability to compete effectively;

  •
  our significant indebtedness;

  •
  the adverse effect of inflation;

  •
  our inability to maintain our status as a REIT;

  •
  our directors and officers may change our current long-range plans; and

  •
  the other risks described in "Risk Factors."

        These forward-looking statements present our estimates and assumptions only as of the date of this Annual Report. Except as may be required by law, we undertake no obligation to modify or revise any forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report.

 PART I

ITEM 1.    BUSINESS

        Throughout this Annual Report on Form 10-K (this "Annual Report"), references to the "Company," "Rouse Properties," "Rouse," "we," "us" and "our" refer to Rouse Properties, Inc. and its consolidated subsidiaries, unless the context requires otherwise. Rouse Properties, a Delaware corporation, was organized in August 2011 and became a separate public company when we were spun-off from General Growth Properties, Inc. ("GGP") on January12, 2012.

        Our principal mission is to own and manage dominant regional malls in protected markets or submarkets in the United States. We plan to increase the value of our properties by executing tailored business plans designed to improve their operating performance. We believe that the creation of an individual asset level-focused organization with dedicated capital will create high risk-adjusted returns for our stockholders.

        As of December 31, 2012, our portfolio consisted of 32 regional malls in 20 states totaling over 22 million square feet of retail and ancillary space. Our portfolio includes regional malls with a historical record of steady occupancy and solid performance in the markets that they serve. These malls predominately function as town centers and are located in one-mall markets, devoid of enclosed mall competition and have a high penetration of the trade area. In addition, our portfolio includes regional malls that we believe have significant growth potential through lease-up, repositioning and/or redevelopment. Some properties may require re-tenanting and re-constitution of the merchandising mix in order to provide new and relevant shopping and entertainment opportunities for the consumer.

        We actively manage all of our properties, performing the day-to-day functions, operations, leasing, maintenance, marketing and promotional services. Our platform is national in scope and we believe it positions us to capitalize on existing department store and broad in-line retailer relationships across our portfolio.

        Our malls are anchored by operators across the retail spectrum, including department stores such as Macy's, Dillards, JC Penney, Sears, Walmart and Target; mall shop tenants like Hollister, Victoria's Secret, Bath & Body Works, Aeropostale, American Eagle, Children's Place, Gap/Old Navy, Foot Locker, Maurices and Forever 21; restaurants ranging from food court leaders like Chick-Fil-A, Sarku Japan, and Panda Express; best in class fast-casual chains like Chipotle, Panera Bread and Starbucks; and proven sit down restaurants including BJ's Restaurant, Olive Garden, Red Lobster, Buffalo Wild Wings, Red Robin and On The Border.

        Our portfolio is also balanced, with no single tenant representing more than 5% of our total revenue in 2012.

        We elected to be treated as a real estate investment trust ("REIT") in connection with the filing of our federal income tax return for the 2011 taxable year. Subject to our ability to meet the requirements of a REIT, we intend to maintain this status in future periods.

        For the year ended December 31, 2012, we generated a net loss, operating income, real estate property net operating income ("NOI"), core net operating income ("Core NOI"), funds from operations ("FFO"), and core funds from operations ("Core FFO") of $(68.7) million, $27.9 million, $129.6 million, $150.2 million, $2.4 million, and $62.7 million, respectively. See "Selected Financial Data" for a discussion of our use of NOI, Core NOI, FFO, and Core FFO, which are non-GAAP financial measures, and for reconciliations of net income (loss) to NOI and Core NOI and net income (loss) to FFO and Core FFO.

        A more detailed summary of our portfolio is presented under "Properties."

Competitive Strengths

        We believe that we will continue to distinguish ourselves through the following competitive strengths:

        Size and Geographic Scope.    We have a nationally diversified mall portfolio totaling over 22 million square feet and have malls located in 20 states.

        Strategic Relationships with Tenants.    Our operations are national in scope and we have relationships with a wide range of tenants, which include anchor stores, sit-down restaurants, movie theaters, national in-line tenants and local retailers. We believe that these relationships provide us with a competitive advantage in many of our markets.

        Experienced Operational Management Team.    Andrew Silberfein, our Chief Executive Officer, previously held the position of Executive Vice President—Retail and Finance for Forest City Ratner Companies, where he was employed for over 15 years. Mr. Silberfein was responsible for managing all aspects of Forest City Ratner Companies' retail portfolio, consisting of over 5.1 million square feet of existing and under construction shopping centers and malls. Mr. Silberfein has 23 years of experience in the retail real estate industry. Prior to joining Rouse Properties, our Chief Operating Officer, Benjamin Schall, served as the Senior Vice President of the Retail Division at Vornado Realty Trust. Mr. Schall was responsible for all facets of Vornado's suburban retail shopping center business and has over 12 years of experience in the real estate industry. John Wain, our Chief Financial Officer, previously held the position of Managing Director and Head of Real Estate Americas at Credit Agricole Corporate and Investment Bank. He was responsible for Credit Agricole's U.S. real estate lending business. Mr. Wain has over 24 years of experience in the real estate banking industry. Brian Harper, our Executive Vice President of Leasing, previously served as Senior Vice President of Leasing for GGP, where he oversaw the leasing of a $2.0 billion portfolio. He has over 14 years of experience in the retail real estate industry, including working with ground up development, asset repositions, distressed real estate and leasing. We believe that under the leadership of our executive management team, our operational team is well positioned to execute our strategic plans and unlock value in our properties.

Business Strategy

        Our objective is to achieve high growth in NOI, Core NOI, FFO and Core FFO by leasing, operating and repositioning retail properties with locations that are either market dominant (the only mall within an extended distance to service the trade area) or trade area dominant (positioned to be the premier mall serving the defined regional consumer). We plan to deliver an appropriate tenant mix, higher occupancy rates and increased sales productivity, resulting in higher minimum rents and also to continue to control costs. In order to achieve our objective and to become the national leader in the regional mall space, we intend to further implement the following strategies:

        Tailored Strategic Planning and Investment.    We have identified value creation initiatives for our properties, taking into account customer demographics and the competitive environment of the property's market area, with a focus on increasing occupancy at the mall with a sustainable occupancy cost. We have identified opportunities to invest significant capital to reposition and refresh certain of our properties, but we will sequence redevelopment projects with leasing activity. Examples of value creation initiatives include, but are not limited to:

  •
  Re-tenanting vacant anchor space and transforming excess in-line gross leaseable area ("GLA") into big box space to meet the customer demand for uses such as apparel, sporting goods stores, theaters, electronics stores, fitness centers, and supermarkets;

  •
  Enhancing the shopping experience and maximizing market relevance by aggressively targeting tenants that cater to market demographics; and

  •
  Improving the aesthetic appeal of our malls with a focus on lighting, signage, common areas and their amenities.

        We believe that through execution of these initiatives we will position our properties for maximum stability and financial growth. For a discussion of factors that could have an impact on our ability to realize these goals, see "Risk Factors" and "Cautionary Statement Regarding Forward-Looking Statements."

        Improve Tenant Mix and the Performance of Our Properties.    We are proactively optimizing the tenant mix of our malls by matching it to the consumer shopping patterns and needs and desires of the demographics in a particular market area, which strengthens our competitive position and increases tenant sales and consumer traffic. Additionally, as our occupancy rates rise we expect to convert temporary tenants to permanent tenants. To enhance the experience of our shoppers, we are actively marketing to our customers and seek to create shopping experiences that exceed their expectations. We believe the increase in tenant's sales and our portfolio's occupancy will provide us with the ability to charge higher rents than the expiring rents, which will provide an increase in our NOI. The increased revenue potential, coupled with an expected increase in overall occupancy, is a cornerstone of our growth model.

        Leverage Our National Platform.    We utilize national contracts with certain vendors and suppliers for goods and services at generally more favorable terms than individual contracts. National retailers benefit from our national platform for leasing, which provides them with the efficiency of negotiating leases at multiple locations with just one landlord. This national platform helps position our properties as attractive destinations for retailers.

        Actively Manage Our Portfolio.    We actively manage our portfolio of properties, executing our tailored initiatives and recycling capital, continually seeking opportunities to add value to our assets. We seek and consider acquisition or disposition opportunities that would support our business strategy.

        Improve Key Metrics.    As of December 31, 2012, our portfolio sales per square foot were $296 and percentage leased and percentage occupied was approximately 90.0% and 85.9%. As a "pure play" B mall company (i.e., having an exclusive focus on owning and operating regional malls), we believe that the enhanced strategies and initiatives described in this Annual Report will continue to alter the trajectory of our portfolio of malls and enhance these metrics and the value of our properties.

Transactions

        During 2012, we successfully completed transactions promoting our long-term strategy as a dominate regional mall owner and operator:

  •
  Completed our rights offering and backstop purchase, raising $200.0 million from the issuance of 13,333,333 shares of our common stock at $15.00 per share; in connection with our rights offering and backstop purchase, Brookfield Asset Management Inc. and its affiliates ("Brookfield") and Brookfield's co-investors (the "Brookfield Consortium") owned approximately 54.38% of the Company as of December 31, 2012.

  •
  Leased over 2.1 million square feet of space during the year ended December 31, 2012, which increased our leased percentage from 87.7% as of December 31, 2011 to 90.0% as of December 31, 2012;

  •
  Acquired Grand Traverse Mall for $62.0 million by assuming a restructured and discounted $62.0 million, five year non-recourse loan at a 5.02% interest rate. At acquisition, the property was approximately 85% leased;

  •
  Acquired The Mall at Turtle Creek for $96.3 million, partially through assuming a $79.5 million, three year and six month non-recourse loan at a 6.54% interest rate. At acquisition, the property was approximately 91.6% leased;

  •
  Renegotiated our senior secured term loan (our "Term Loan") and decreased our interest rate from LIBOR + 5.0% (with a LIBOR floor of 1.0%) to LIBOR + 4.5% (with no LIBOR floor);

  •
  Decreased the amount outstanding on our recourse Term Loan by $145.6 million from $433.5 million to $287.9 million through the refinancing of our Pierre Bossier, Southland (MI), and Animas Valley Malls to non-recourse fixed rate ten year loans.

        Subsequent to 2012 we have successfully completed the following transactions:

  •
  Utilized funds that were previously on deposit with Brookfield U.S. Holdings to pay down our Term Loan by $100.0 million and increased our Revolver commitment from $50.0 million to $150.0 million to maintain our current level of liquidity;

  •
  Exchanged all 359,056 outstanding shares of Class B common stock, par value $0.01 per share, for 359,056 shares of our common stock.

Competition

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

  •
  rental rates.

        Because our revenue potential is linked to the success of our retailers, we indirectly share exposure to the same competitive factors that our retail tenants experience in their respective markets when trying to attract individual shoppers. These dynamics include general competition from other regional shopping malls, including outlet malls and other discount shopping malls, as well as competition with discount shopping clubs, catalog companies, and internet sales.

        We actively manage our portfolio and continue to enhance the quality and desirability of our regional malls. The recent challenging economic conditions have resulted in suspensions and cancellations of many new mall projects, reducing an already small pipeline. While we operate on a smaller scale than many of our competitors, we believe that our enhanced portfolio and the lack of an alternative pipeline makes us appealing for retailers who are reevaluating their positioning within their respective market areas.

Environmental

        Under various federal, state and local laws, ordinances and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on such real estate. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of remediation or removal of such substances may be substantial and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner's ability to sell such real estate or to borrow using such real estate as collateral. In connection with our ownership and operation of our properties, we may be potentially liable for such costs. The operations of current and former tenants at our properties have involved, or may have involved, the use of hazardous materials or generated hazardous wastes. The release of such hazardous materials and wastes could result in our incurring liabilities to remediate any resulting contamination if the responsible party is unable or unwilling to do so. In addition, our properties may be exposed to the risk of contamination originating from other sources. For example, groundwater beneath our property in Las Vegas, Nevada is known to be contaminated as a result of releases of hazardous materials from an offsite source. We are currently working with the relevant governmental authorities to allow for sampling on our property in furtherance of the governments' efforts to determine the appropriate remedial action. While a property owner generally is not responsible for remediating contamination that has migrated onsite from an offsite source, the contaminant's presence can have adverse effects on operations and redevelopment of our properties.

        A discussion of the current effects and potential future impacts on our business and properties of compliance with federal, state and local environmental regulations is presented in this Annual Report under "Risks Factors—Risks Related to our Business—We could incur significant costs related to government regulation and litigation over environmental matters and various other federal, state and local regulatory requirements."

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

Other Policies

        The following is a discussion of our conflict of interest policies and policies with respect to certain other activities. One or more of these policies may be amended or rescinded from time to time without a stockholder vote.

Conflict of Interest Policies

        We have policies designed to reduce or eliminate potential conflicts of interest. We have adopted governance principles governing our affairs and the board of directors, as well as written charters for each of the standing committees of the board of directors. In addition, we have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers, and employees. Copies of these documents are available through the "Investors" section of our website at www.rouseproperties.com. Any transaction between us and any director, officer or 5% stockholder must be approved pursuant to our related person transactions policy.

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

        We make reports to our security holders in accordance with the New York Stock Exchange ("NYSE") rules and containing such information, including financial statements certified by independent public accountants, as required by the NYSE.

        We do not currently have policies in place with respect to making loans to other persons (other than our conflict of interest policies described above) or investing in securities.

Employees

        As of March 1, 2013, we had approximately 284 employees.

Insurance

        We have comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to our portfolio of retail properties. Our management believes that such insurance provides adequate coverage.

Qualification as a Real Estate Investment Trust and Taxability of Distributions

        Rouse Properties elected to be qualified as a REIT. As a REIT, we are not subject to federal income tax on our real estate investment trust taxable income so long as, among other requirements, certain distribution requirements are met with respect to such income.

Segment Disclosure

        Refer to our discussion on segment disclosure in note 1 to our consolidated and combined financial statements included elsewhere in this Annual Report.

Investor Information

        Our website address is www.rouseproperties.com. Our Securities and Exchange Commission ("SEC") filings and amendments thereto filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), including our annual, quarterly, and current reports on Forms 10-K, 10-Q, and 8-K, and our proxy statements, are available or may be accessed free of charge through the "Investors" section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our website and included or linked information on the website are not intended to be incorporated into this Annual Report. Additionally, the public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549, and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be accessed at http://www.sec.gov.

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

        We are a Delaware corporation that was created to hold certain asset and liabilities of GGP. Prior to January 12, 2012 we were a wholly-owned subsidiary of GGP Limited Partnership ("GGPLP"). GGP distributed the assets and liabilities of 30 of its wholly-owned properties to us on January 12, 2012 ("Spin-Off Date). We completed our spin-off from GGP on January 12, 2012, and have limited experience operating as an independent company and performing various corporate functions, including human resources, tax administration, legal (including compliance with the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") and with the periodic reporting obligations of the Exchange Act), treasury administration, investor relations, internal audit, insurance, information technology and telecommunications services, and accounting functions.

        Our business is subject to the substantial risks inherent in the early stages of a business enterprise in an intensely competitive industry. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of independent business operations, particularly companies that are heavily affected by economic conditions and operate in highly competitive environments.

We may face potential difficulties in obtaining operating and development capital.

        The successful execution of our business strategy requires the availability of substantial amounts of operating and development capital over time. Sources of such capital could include bank, life insurance company, pension plan or institutional investor borrowings, public and private offerings of debt or equity, including rights offerings, sales of certain assets and joint ventures. We have identified opportunities to invest significant capital to reposition and refresh our properties, but we will sequence redevelopment projects with leasing activity. We cannot assure that any capital will be available on terms acceptable to us or at all in order to satisfy our short or long-term cash needs. See "Management's Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources."

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

        To continue to execute our business strategy, we will require additional capital. Debt or equity financing, however, may not be available to us on terms acceptable to us, if at all. If we incur additional debt or raise equity through the issuance of preferred stock, the terms of the debt or preferred stock issued may give the holders rights, preferences and privileges senior to those of holders of our common stock, particularly in the event of liquidation. The terms of any new debt may also impose additional and more stringent restrictions on our operations than we currently have. If we raise funds through the issuance of additional common equity, either through public or private offerings or rights offerings, your percentage ownership in us would decline if you do not ratably participate. If we are unable to raise additional capital when needed, it could affect our financial health, which could negatively affect your investment in us.

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

        If the sales at certain stores operating in our malls do not improve, tenants might be unable to pay their existing minimum rents or expense recovery charges, since these rents and charges would represent a higher percentage of their sales. If our tenants' sales do not improve, new tenants would be less likely to be willing to pay minimum rents as high as they would otherwise pay. We may not be able to collect rent sufficient to meet our costs. Because substantially all of our income is derived from rentals of real property, our income and cash flow would be adversely affected if a significant number of tenants are unable to meet their obligations.

Certain co-tenancy provisions in our lease agreements may result in reduced rent payments, which may adversely affect our operations and occupancy.

        Some of our lease agreements include a co-tenancy provision which allows the mall tenant to pay a reduced rent amount and, in certain instances, terminate the lease, if we fail to maintain a certain number of anchor tenants or a certain occupancy level at the mall. In addition, certain of our tenants have the ability to terminate their leases with us prior to the lease expiration date if their sales do not meet agreed upon thresholds. Therefore, if occupancy, tenancy or sales fall below certain thresholds, rents we are entitled to receive from our retail tenants could be reduced and our ability to attract new tenants may be limited.

The failure to fully recover cost reimbursements for common area maintenance, taxes and insurance from tenants could adversely affect our operating results.

        The computation of cost reimbursements from tenants for common area maintenance ("CAM"), insurance and real estate taxes is complex and involves numerous judgments, including interpretation of lease terms and other tenant lease provisions. Most tenants make monthly fixed payments of CAM, real estate taxes and other cost reimbursement items. After the end of the calendar year, we compute each tenant's final cost reimbursements and issue a bill or credit for the full amount, after considering amounts paid by the tenant during the year. The billed amounts could be disputed by the tenant or become the subject of a tenant audit or even litigation. There can be no assurance that we will collect all or substantially all of this entire amount.

        Our properties are also subject to the risk of increases in CAM and other operating expenses, which typically include real estate taxes, energy and other utility costs, repairs, maintenance and capital improvements to common areas, security, housekeeping, property and liability insurance and administrative costs. For example, municipalities might seek to raise real estate taxes paid by our property in their jurisdiction because of their strained budgets or for other reasons. If operating expenses increase, the availability of other comparable retail space in our specific geographic markets might limit our ability to pass these increases through to tenants, or, if we do pass all or a part of these increases on, might lead tenants to seek retail space elsewhere, which, in either case, could adversely affect our results of operations and limit our ability to make distributions to stockholders.

We rely on major tenants, making us vulnerable to changes in the business and financial condition of such tenants.

        As of December 31, 2012, our tenants that generate revenues that are equal to or exceed 1.5% of our aggregate revenues, are as follows:

Tenant	Revenues
Limited Brands, Inc.	4.5%
Foot Locker, Inc	3.3%
JCPenney Company, Inc	2.7%
American Eagle Outfitters, Inc.	1.9%
Cinemark USA, Inc.	1.9%
Sears Holding Corporation	1.7%
Sterling Jewelers, Inc.	1.7%
Zales Corporation	1.6%
Luxottica Retail North America, Inc.	1.6%
Macy's Inc.	1.6%
Genesco Inc.	1.6%
Aeropostale	1.5%

        The retail shopping sector is affected by economic conditions as well as the competitive nature of the retail business and the competition for market share where stronger retailers have out-positioned some of the weaker retailers. These shifts have forced some market share away from weaker retailers and required them, in some cases, to declare bankruptcy and/or close stores.

        In the event of deterioration in the financial condition of our major tenants, we may be required to write-off and/or accelerate depreciation and amortization expense associated with a significant portion of the tenant-related deferred charges in future periods. Our income and ability to meet financial obligations could also be adversely affected in the event of the bankruptcy, insolvency or significant downturn in the business of one of these tenants. In addition, our results could be adversely affected if any of these tenants do not renew their leases as they expire.

The bankruptcy or store closures of anchor stores or national tenants may adversely affect our revenues.

        Some of our properties depend on anchor stores or national tenants, which are large tenants such as department stores and tenants with chains of stores in many of our properties, respectively, to attract shoppers. We derive significant revenues from these tenants. Our leases generally do not contain provisions designed to ensure the creditworthiness of our tenants and in recent years a number of companies in the retail industry, including some of our tenants, have declared bankruptcy or voluntarily closed certain of their stores. We may be unable to re-lease such space or to re-lease it on comparable or more favorable terms. As a result, the bankruptcy, insolvency, closure or general downturn in the business of an anchor store or national tenant, as well as requests from such tenants for significant rent relief or other lease concessions, may trigger co-tenancy provisions and/or may adversely affect our financial position, results of operations and ability to make distributions.

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

We operate in a competitive business.

        There are numerous shopping facilities that compete with our properties in attracting retailers to lease space and many of our competitors operate on a much larger scale than we do. Our properties are generally regional malls in protected markets or submarkets and our ability to compete for certain tenants may be limited as a result. In addition, retailers at our properties face continued competition from retailers at other regional malls, outlet malls and other discount shopping malls, discount shopping clubs, full-line large format value retailers, catalog companies, and through internet sales and telemarketing. Competition could adversely affect our revenues and cash flows.

        In particular, the increase in both the availability and popularity of online shopping has created a growing source of competitive pressure on the retailers at our properties. In certain categories, such as books, music and electronics, online retailing has become a significant proportion of total sales and has affected retailers in those categories significantly. The ability of online retailers to offer a wide range of products for sale, often with substantial price and tax savings, and free or discounted shipping, allows these online retailers to compete with the retailers at our properties by offering added convenience and cost-saving incentives to consumers in both high density major metropolitan markets and rural areas. Additionally, small businesses and specialty retailers, who have previously been limited to marketing and selling their products within their immediate geographical area, are now able to reach a broader group of consumers and compete with the retailers at our properties.

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

Changes in the retail industry, particularly among anchor tenant retailers, could adversely affect our results of operations and financial condition.

        The income we generate depends in part on our anchor tenants' ability to attract customers to our properties and generate traffic, which affects the property's ability to attract in-line tenants, and thus the revenue generated by the property. In recent years, in connection with economic conditions and other changes in the retail industry, some anchor tenant retailers have experienced decreases in operating performance, and in response, they are contemplating strategic, operational and other changes. The strategic and operational changes being considered by anchor tenants, including combinations and other consolidations designed to increase scale, leverage with suppliers like landlords, and other efficiencies, might result in the restructuring of these companies, which could involve withdrawal from certain geographic areas, such as secondary or tertiary trade areas where many of our properties are located, and closures or sales of stores operated by them. These developments could adversely affect our results of operations and financial condition.

Our indebtedness could have an adverse impact on our financial health and operating flexibility.

        As of December 31, 2012, our total consolidated contractual debt, excluding non-cash debt market rate adjustments, was $1.3 billion. Our significant indebtedness could have important consequences on the value of our common stock including:

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

        The following table shows the scheduled maturities of mortgages, notes, and loans payable as of December 31, 2012 and for the next five years and thereafter (in thousands):

2013	$77,940
2014	253,529
2015	301,014
2016	294,234
2017	147,874
Thereafter	242,694

1,317,285
Unamortized market rate adjustment	(33,794)

Total mortgages, notes and loans payable	$1,283,491

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

        The senior secured credit facility has affirmative and negative covenants that are customary for a real estate loan, including, without limitation, restrictions on incurrence of indebtedness and liens on the mortgage collateral; restrictions on pledges; restrictions on subsidiary distributions; with respect to the mortgage collateral, limitations on our ability to enter into transactions including mergers, consolidations, sales of assets for less than fair market value and similar transactions; conduct of business; restricted distributions; transactions with affiliates; and limitation on speculative hedge agreements. In addition, we are required to comply with financial maintenance covenants relating to the following: (1) net indebtedness to value ratio, (2) liquidity, (3) minimum fixed charge coverage ratio, (4) minimum tangible net worth, and (5) minimum portfolio debt yield. Failure to comply with the covenants in the senior secured credit facility would result in a default under the credit agreement governing this facility and, absent a waiver or an amendment from our lenders, permit the acceleration of all outstanding borrowings under the senior secured credit facility, which would also result in a cross-default under our subordinated revolving credit facility. No assurance can be given that we would be successful in obtaining such waiver or amendment in this current financial climate, or that any accommodations that we were able to negotiate would be on terms as favorable as those in the senior secured credit facility or subordinated revolving credit facility. In addition, any such default may result in the cross-default of our other indebtedness.

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

        Our historical consolidated and combined financial data shows that we have a history of losses, and we cannot assure you that we will achieve sustained profitability going forward. For the years ended December 31, 2012 and 2011, the period from November 9, 2010 through December 31, 2010, and the period from January 1, 2010 through November 9, 2010 we incurred net losses of $(68.7) million, $(27.0) million, $(2.9) million, and $(21.0) million, respectively. See "Selected Financial Data." If we do not improve our profitability or generate positive cash from operating activities, the trading value of our common stock may decline.

Our real estate assets may be subject to impairment charges.

        On a periodic basis, we assess whether there are any indicators that the value of our real estate assets and other investments may be impaired. A property's value is impaired only if the estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. In our estimate of cash flows, we consider factors such as expected future operating income, trends and prospects, the effects of demand, competition and other factors. We are required to make subjective assessments as to whether there are impairments in the value of our real estate assets and other investments. If it is determined that an impairment has occurred, the amount of the impairment charge is equal to the excess of the asset's carrying value over its estimated fair value. Such a determination would have a direct impact on our earnings because recording an impairment charge results in an immediate negative adjustment to earnings. There can be no assurance that we will not take additional charges in the future related to the impairment of our assets. Any future impairment could have a material adverse effect on our results of operations in the period in which the charge is taken.

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

        As of December 31, 2012, we have recorded in our financial statements a liability of $4.5 million related to potential environmental remediation at our properties which are not expected to have a material impact on our financial condition or results of operations. We have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of our properties. Therefore, we have not recorded any liability related to hazardous or toxic substances. Nevertheless, it is possible that the environmental assessments available to us do not reveal all potential environmental liabilities. It is also possible that subsequent investigations will identify material contamination, that adverse environmental conditions have arisen subsequent to the performance of the environmental assessments, or that there are material environmental liabilities of which management is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of our properties has not been or will not be affected by tenants and occupants of the properties, by the condition of properties in the vicinity of our properties or by third parties unrelated to us.

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

        A rise in interest rates could have an immediate adverse impact on us due to our outstanding variable-rate debt. This risk can be managed or mitigated by utilizing interest rate protection products that generally allow us to replace variable-rate debt with fixed-rate debt. However, in an increasing interest rate environment the fixed rates we can obtain with such interest rate protection products will also continue to increase. In addition, in the event of a rise in interest rates, we may be unable to replace maturing debt with new debt at equal or better interest rates.

We may not be able to maintain our status as a REIT, which would deny us certain favorable tax treatment.

        We elected to be treated as a REIT in connection with the filing of our federal income tax return for 2011. Subject to our ability to meet the requirements of a REIT, we intend to maintain this status in future periods. We believe that, commencing with the 2011 taxable year, we were organized and have operated so as to qualify as a REIT for U.S. federal income tax purposes. In addition, once an entity is qualified as a REIT, the Internal Revenue Code of 1986 (the "Code") generally requires that such entity pay tax on or distribute 100% of its capital gains and distribute at least 90% of its ordinary taxable income to stockholders. To avoid current entity level U.S. federal income taxes, we expect to distribute 100% of our capital gains and ordinary income to stockholders annually.

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

        Our amended and restated certificate of incorporation and amended and restated bylaws contain the following limitations:

        The ownership limit.    Generally, for us to qualify as a REIT under the Code for a taxable year, not more than 50% in value of the outstanding shares of our capital stock may be owned, directly or indirectly, by five or fewer "individuals" at any time during the last half of such taxable year. Our amended and restated certificate of incorporation provides that no person may own more than 9.9% of the number or value, whichever is more restrictive, of our outstanding shares of capital stock unless our board of directors provides a waiver from the ownership restrictions. The Code defines "individuals" for purposes of the requirement described above to include some types of entities. However, our amended and restated certificate of incorporation also permits us to exempt a person from the ownership limit upon the satisfaction of certain conditions described therein. We have exempted the Brookfield Consortium and affiliated transferees from the ownership limit, subject to certain conditions.

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

        Selected provisions of Delaware law.    We are a Delaware corporation, and Section 203 of the Delaware General Corporation Law applies to us. In general, Section 203 prevents an "interested stockholder" (as defined below) from engaging in a "business combination" (as defined in the statute) with us for three years following the date that person becomes an interested stockholder unless one or more of the following occurs:

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

        The statute defines an "interested stockholder" as any person that is the owner of 15% or more of our outstanding voting stock or is our affiliate or associate and was the owner of 15% or more of our outstanding voting stock at any time within the three-year period immediately before the date of determination.

        In accordance with Section 203, we approved the transactions in which Brookfield and certain of its controlled affiliates acquired shares of our common stock.

        In addition, the Brookfield Consortium have a significant ownership of our common stock. This ownership of our common stock may impede a change in control transaction. See "—Risks Related to our Common Stock Generally—Our substantial stockholder may exert influence over us that may be adverse to our best interests and those of our other stockholders. We have elected to be treated as a "controlled company" under the rules of the New York Stock Exchange."

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

        Because the spin-off involved the separation of certain of GGP's existing businesses into two independent companies, we entered into certain agreements with GGP to provide a framework for our relationship with GGP following the spin-off. The terms of the spin-off agreed to in the separation agreement between GGP and us were determined by persons who were at the time employees, officers or directors of GGP or its subsidiaries and, accordingly, had a conflict of interest.

We are subject to various reporting and other requirements under federal securities laws which may cause us to incur significant expense.

        We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Act and are required to prepare our financial statements according to the rules and regulations required by the SEC. In addition, the Exchange Act requires that we file annual, quarterly and current reports. Our failure to prepare and disclose this information in a timely manner or to otherwise comply with applicable law could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing. The Sarbanes-Oxley Act requires that we, among other things, establish and maintain effective internal controls and procedures for financial reporting and disclosure purposes. Establishing and monitoring these controls could result in significant costs to us and require us to divert substantial resources, including management time, from other activities.

Our historical combined financial information is not representative of the results we would have achieved as a stand-alone company and may not be a reliable indicator of our future results.

        The historical combined financial information prior to our spin-off from GGP does not reflect the financial condition, results of operations or cash flows we would have achieved as a stand-alone company during the periods presented or those we will achieve in the future.

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

        The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of December 31, 2012, approximately 49.6 million shares of our common stock were outstanding. All such shares are freely tradeable without restriction under the U.S. Securities Act of 1933, as amended (the "Securities Act"), except for any such shares held at any time by any of our "affiliates," as such term is defined under Rule 144 promulgated under the Securities Act. Pursuant to a registration rights agreement we entered into with Brookfield, we agreed that upon Brookfield's request we will use our commercially reasonable efforts to effect a registration under applicable federal and state securities laws for shares of our common stock held by Brookfield. Brookfield is not subject to any lock-up agreements or any other contractual agreements not to dispose of our shares. Any disposition by Brookfield, or any of our substantial stockholders, of our common stock in the public market, or the perception that such dispositions could occur, could adversely affect prevailing market prices of our common stock.

Compliance with changing regulations of corporate governance and public disclosure may result in additional expenses.

        Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and the Dodd-Frank Act, are creating uncertainty for companies such as ours. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to continue to invest reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities, which could harm our business prospects.

Our substantial stockholder may exert influence over us that may be adverse to our best interests and those of our other stockholders. We have elected to be treated as a "controlled company" under the rules of the New York Stock Exchange.

        As of December 31, 2012, the Brookfield Consortium beneficially owned approximately 54.38% of our common stock (based on their publicly reported holdings). The concentration of ownership of our outstanding common stock held by our substantial stockholder may make some transactions more difficult or impossible without the support of some or all of these investors. The interests of our substantial stockholder or any of its affiliates could conflict with or differ from the interests of our other stockholders. For example, the concentration of ownership held by the substantial stockholder, even if they are not acting in a coordinated manner, could allow them to influence our policies and strategy and could delay, defer or prevent a change of control or impede a merger, takeover or other business combination that may otherwise be favorable to us and our other stockholders. A substantial stockholder or affiliate thereof may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

        As a result of the Brookfield Consortium's beneficial ownership of more than 50% of our common stock, we have elected to be treated as a "controlled company" under NYSE rules and to avail ourselves of exemptions relating to the independence of the board of directors and certain board committees, including requirements that: (1) a majority of the board of directors consist of independent directors; (2) compensation of officers be determined or recommended to the board of directors by a majority of its independent directors or by a compensation committee that is composed entirely of independent directors; and (3) director nominees be selected or recommended by a majority of the independent directors or by a nominating committee composed solely of independent directors. In addition, the Brookfield Consortium is able to control virtually all matters requiring stockholder approval, including the election of our directors.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our investment in real estate as of December 31, 2012 consisted of our interests in the properties in our portfolio. We generally own the land underlying properties; however, at certain of our properties, all or part of the underlying land is owned by a third party that leases the land to us pursuant to a long-term ground lease. The leases generally contain various purchase options and typically provide us with a right of first refusal in the event of a proposed sale of the property by the landlord. Information regarding encumbrances on our properties is included in Schedule III of this Annual Report.

        The following sets forth certain information regarding our retail properties as of December 31, 2012:

Property Name	Rouse Own %	Location	Anchors	Mall and Freestanding GLA	Anchor GLA (Rouse Owned)	Anchor GLA (Tenant Owned)	Total GLA	% Leased	% Occupied
Animas Valley Mall	100%	Farmington, NM	Dillard's, JCPenney, Sears	275,918	188,817	—	464,735	92.0%	86.7%
Bayshore Mall	100%	Eureka, CA	Sears, Kohl's, Walmart	375,541	87,939	132,319	595,799	78.3	71.3
Birchwood Mall	100%	Port Huron, MI	Sears, Younkers, Macy's, Target, JCPenney	296,757	161,216	264,918	722,891	94.2	93.5
Boulevard Mall, The	100%	Las Vegas, NV	JCPenney, Macy's, Sears	389,138	391,097	396,939	1,177,174	88.8	72.9
Cache Valley Mall	100%	Logan, UT	Dillard's, Dillard's Men's & Home, JCPenney	355,414	145,832	—	501,246	94.3	94.3
Chula Vista Center	100%	Chula Vista, CA	Burlington Coat, JCPenney, Macy's, Sears	319,575	163,232	392,500	875,307	89.5	89.1
Collin Creek	100%	Plano, TX	Dillard's, Sears, JCPenney, Macy's	328,233	176,259	613,824	1,118,316	87.0	87.0
Colony Square Mall	100%	Zanesville, OH	Elder-Beerman, JCPenney, Sears,	291,556	148,881	58,997	499,434	79.5	79.5
Gateway Mall	100%	Springfield, OR	Kohl's, Sears, Target	486,720	218,055	113,613	818,388	87.1	77.8
Grand Traverse Mall	100%	Traverse City, MI	JCPenney, Macy's, Target	306,241	—	283,349	589,590	83.4	83.4
Knollwood Mall	100%	St. Louis Park, MN	Kohl's	383,936	80,684	—	464,620	90.5	90.5
Lakeland Square	100%	Lakeland, FL	JCPenney, Dillard's, Sears, Macy's, Burlington Coat	349,579	194,113	339,598	883,290	91.1	82.8
Lansing Mall	100%	Lansing, MI	JC Penny, Younkers, , Macy's	502,793	210,900	103,000	816,693	91.2	87.1
Mall St. Vincent	100%	Shreveport, LA	Dillard's, Sears	185,500	—	348,000	533,500	90.7	88.1
Newpark Mall	100%	Newark, CA	Burlington Coat Factory,JC Penny, Macy's, Sears	371,776	405,004	335,870	1,112,650	90.7	86.6
North Plains Mall	100%	Clovis, NM	Beall's, Dillard's, JCPenney, Sears	109,091	194,081	—	303,172	92.9	92.9
Pierre Bossier Mall	100%	Bossier City, LA	JCPenney, Sears, Dillard's, Virginia College	230,335	94,168	288,328	612,831	95.5	91.7
Sierra Vista, The Mall at	100%	Sierra Vista, AZ	Dillard's, Sears	174,232	—	196,492	370,724	97.2	94.7
Sikes Senter	100%	Wichita Falls, TX	Dillard's, JCPenney, Sears, Dillard's Men's and Home	291,208	374,690	—	665,898	98.5	97.2
Silver Lake Mall	100%	Coeur D' Alene, ID	JCPenney, Macy's, Sears	147,610	172,253	—	319,863	84.7	60.5
Southland Center	100%	Taylor, MI	JC Penny, Macy's	323,172	290,660	292,377	906,209	94.2	86.3
Southland Mall	100%	Hayward, CA	JCPenney, Kohl's, Macy's, Sears	531,141	445,896	292,000	1,269,037	92.2	80.7
Spring Hill Mall	100%	West Dundee, IL	, Kohl's, Carson Pirie Scott, Sears, Macy's	483,983	134,148	547,432	1,165,563	86.1	82.9
Steeplegate Mall	100%	Concord, NH	Bon Ton, JCPenney, Sears	223,157	256,347	—	479,504	74.5	73.3
Three Rivers Mall	100%	Kelso, WA	JCPenney, Macy's, Sears,	226,245	193,233	—	419,478	82.9	82.9
Turtle Creek, The Mall at	100%	Jonesboro, AR	Dillard's, JCPenney, Target	367,919	—	364,217	732,136	91.6	91.6
Valley Hills Mall	100%	Hickory, NC	Belk, Dillard's, JCPenney, Sears	322,152	—	611,516	933,668	90.2	89.0
Vista Ridge Mall	100%	Lewisville, TX	Dillard's, JCPenney, Macy's, Sears	391,121	—	670,210	1,061,331	93.6	91.7
Washington Park Mall	100%	Bartlesville, OK	JCPenney, Sears, Dillard's	161,862	122,894	71,402	356,158	97.2	97.2
West Valley Mall	100%	Tracy, CA	JCPenney, Macy's, Sears, Target	536,549	236,454	111,836	884,839	94.5	88.5
Westwood Mall	100%	Jackson, MI	Elder-Beerman, Wal-Mart, JCPenney	146,230	70,500	301,188	517,918	92.3	92.3
White Mountain Mall	100%	Rock Springs, WY	Herberger's, JCPenney	224,846	94,482	—	319,328	96.4	95.7

Total Rouse Portfolio				10,109,530	5,251,835	7,129,925	22,491,290	90.0%	85.9%

Property Operating Data

        For the year ended December 31, 2012, none of our properties accounted for more than 10% of our total combined assets and none of our properties accounted for more than 10% of our total combined gross revenue.

Operating Metrics

        The following table sets forth our occupancy rates and the average in-place annual gross rental rate per square foot as of December 31 for each of the last five years.

Year End	Mall & Freestanding GLA	Leased GLA	Leased %(1)	Average In-Place Gross Rent per square foot Less than 10,000 square feet(2)(3)	Average In-Place Gross Rent per square foot greater than 10,000 square feet(3)(4)	Average Effective In-Place Gross Rent per square foot for anchors(5)
2008	9,144,576	8,320,291	91.0%	$40.54	$9.10	$4.02
2009	9,083,253	8,085,081	89.0%	39.51	9.56	3.89
2010	9,065,852	7,996,849	88.2%	39.74	9.58	4.05
2011	9,084,925	7,967,699	87.7%	37.36	10.97	4.16
2012	10,109,530	9,097,913	90.0%	36.78	10.67	4.04

(1)
Leased percentage represents contractual obligations for space in malls and excludes traditional anchor stores.

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

(5)
Represents traditional anchor tenants.

        The following tables represents the leases that we signed during 2012:

2012 Leasing Activity(1)(2)	No. of Leases	SF	Term	Initial Rent PSF	Average Rent PSF
New Leases
Under 10,000 sq. ft.	114	302,156	8.5	$29.93	$32.80
Over 10,000 sq. ft.	20	565,057	10.6	12.48	13.22

Total New Leases	134	867,213	9.9	18.56	20.04
Renewal Leases
Under 10,000 sq. ft.	219	562,201	3.9	35.29	37.05
Over 10,000 sq. ft.	20	435,106	4.7	14.62	14.60

Total Renewal Leases	239	997,307	4.2	26.27	27.26

Sub-Total before Percent in Lieu	373	1,864,520	6.9	22.69	23.90

Percent in Lieu
New Leases	5	17,734	n.a.	n.a.	n.a.
Renewal Leases	60	252,573	n.a.	n.a.	n.a.

Sub-Total Percent in Lieu	65	270,307	n.a.	n.a.	n.a.

Total 2012	438	2,134,827	6.9	$22.69	$23.90

(1)
Represents signed leases as of December 31, 2012.

(2)
Represents signed leases for malls and excludes traditional anchor stores.

Lease Expirations(1)

        The table below sets forth lease expiration data for all of our properties:

Year	Number of Expiring Leases	Expiring GLA	Expiring Rates ($ psf)(2)
Specialty Leasing(3)	446	1,166,701	$10.20
Permanent Leasing
2013	246	727,201	31.72
2014	348	1,278,500	28.48
2015	267	977,463	31.64
2016	232	787,045	35.00
2017	204	791,566	35.26
2018	107	648,560	33.75
2019	55	413,957	27.01
2020	37	202,726	29.87
2021	54	401,027	23.19
Subsequent	173	1,681,708	19.00

Total Permanent Leasing	1,723	7,909,753	$28.43

Total Leasing	2,169	9,076,454

(1)
Represents contractual obligations for space in malls and excludes traditional anchor stores.

(2)
Excluded from the Expiring Rates are leases paying percent rent in lieu of base rent minimum.

(3)
Includes Specialty Leasing license agreements with terms in excess of 12 months.

Mortgage and Other Debt

        The following table sets forth certain information regarding the mortgages, notes, and loans payable encumbering our properties. All of the fixed rate debt is nonrecourse to us.

	Maturity
				Outstanding Balance	Balloon Payment at Maturity
(Dollars in thousands)	Month	Year	Rate
Lakeland Square	Oct	2013	5.12%	$50,630	$49,647
West Valley Mall(1)	Jan	2014	3.43	48,509	46,164
Southland Mall (CA)(1)	Jan	2014	3.62	73,534	70,709
Newpark Mall(1)	Aug	2014	7.45	63,552	60,487
Steeplegate(1)	Aug	2014	4.94	49,777	46,849
Valley Hills Mall	Mar	2016	4.73	52,280	46,302
Vista Ridge Mall(1)	Apr	2016	6.87	73,821	64,660
Turtle Creek	Jun	2016	6.54	79,521	76,079
Collin Creek(1)	Jul	2016	6.78	62,147	54,423
Bayshore Mall(1)	Aug	2016	7.13	28,651	24,699
Washington Park Mall	Aug	2016	5.35	11,219	9,988
Grand Traverse(1)	Feb	2017	5.02	61,333	57,266
Sikes Senter(1)	Jun	2017	5.20	57,171	48,194
Knollwood Mall	Oct	2017	5.35	37,331	31,113
The Boulevard Mall	Jul	2018	4.27	97,972	72,881
Pierre Bossier	May	2022	4.94	48,055	39,891
Pierre Bossier Anchor	May	2022	4.85	3,791	2,894
Southland Center (MI)	Jul	2022	5.09	78,314	65,085
Animas Valley	Nov	2022	4.41	51,731	41,844

Total fixed rate debt			5.32	1,029,339	909,175
Property Term Loan(2)(3)	Jan	2015	4.71	287,946	277,525
Revolver(2)(4)	Jan	2015	4.71	—	—
Subordinated credit facility(5)	Jun	2015	9.50	—	—

Total variable rate debt				287,946	277,525

Total Debt Outstanding(6)			5.19%	$1,317,285	$1,186,700

(1)
Prepayable without a penalty.

(2)
LIBOR (30 day) plus 450 basis points.

(3)
$100.0 million was paid down on January 22, 2013.

(4)
As of December 31, 2012 the Revolver was $50.0 million and undrawn; Revolver was increased to $150.0 million on January 22, 2012 and is undrawn as of March 1, 2013.

(5)
$100 million line. LIBOR (30 day) plus 850 basis points. LIBOR is subject to floor of 1.0%.

(6)
Excludes non-cash debt market rate adjustments.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is listed on the NYSE under the symbol "RSE." Our common stock began "regular way" trading on January 13, 2012. The following table presents the high and low sales prices for our common stock on the NYSE and the dividends declared per share for the quarters ended during the period from January 13, 2012 through December 31, 2012.

	Stock Price
			Dividends Declared
	High	Low
2012:
First quarter (Period from January 13, 2012 through March 31, 2012)	$14.81	$10.70	$—
Second quarter	13.87	12.18	0.07
Third quarter	14.56	13.53	0.07
Fourth quarter	17.00	14.32	0.07

        As of February 25, 2013 there were 19,985 holders of record of our common stock.

        We declared three dividends during the year ended December 31, 2012 at $0.07 per common share. There were no dividends declared or paid during the year ended December 31, 2011. We elected to be treated as a REIT in connection with the filing of our federal income tax return for the 2011 taxable year. Subject to our ability to meet the requirements of a REIT, we intend to maintain this status in future periods. A REIT must pay tax on or distribute 100% of its capital gains and distribute 90% of its ordinary taxable income to its stockholders in order to maintain its REIT status. A REIT will avoid entity level federal tax if it distributes 100% of its capital gains and ordinary taxable income. To avoid current entity level U.S. federal income taxes, we plan to distribute 100% of our capital gains and ordinary income to our stockholders annually.

        On January 12, 2012, in connection with the restructuring transactions relating to, and as part of the consideration for, the spin-off, we issued 359,056 shares of our Class B common stock, $0.01 par value per share, to GGP LP. The Class B common stock was issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act.

Use of Proceeds

        On March 26, 2012, we completed a rights offering and backstop purchase. Under the terms of the rights offering and backstop purchase, we issued 13,333,333 shares of our common stock, $0.01 par value per share, at a subscription price of $15.00 per share, generating gross proceeds of $200.0 million. The rights offering was effected through a Registration Statement (Registration No. 333-177465) on Form S-11 that was declared effective by the Securities and Exchange Commission on February 8, 2012. The rights offering commenced on February 13, 2012. Of the 13,333,333 shares of common stock issued, 6,979,321 shares were issued in the rights offering pursuant to the Registration Statement. The remaining 6,354,012 shares were sold to affiliates of Brookfield in accordance with the terms of our backstop purchase agreement with Brookfield, and such sale was made in reliance on the exemption from registration under Section 4(2) of the Securities Act. There was no managing or soliciting dealer for the offering and we did not pay any kind of fee for the solicitation of the exercise of the rights. Pursuant to the backstop purchase agreement with Brookfield, we paid Brookfield a fee of $6.0 million as consideration for providing the backstop commitment. Net proceeds of the rights offering and backstop purchase approximated $191.6 million, after deducting an aggregate $8.4 million in expenses incurred in connection with the rights offering and backstop purchase. We used the net proceeds of the offering for general operating, working capital and other corporate purposes, as described in the prospectus comprising a part of the Registration Statement referenced above. As of March 1, 2013, we have used $155.0 million of the net proceeds of the offering as follows:

  •
  Used approximately $27.5 million on property acquisitions and anchor acquisitions at properties within our existing portfolio;

  •
  Used approximately $19.1 million to fund portions of the Company's capital expenditures, leasing commissions, and tenant improvement costs, and

  •
  Used $100.0 million to pay down our Term Loan (paid on January 22, 2013) and simultaneously increased the Revolver by $100.0 million in order to maintain our current level of liquidity.

        As of March 1, 2013, $45 million remains for general working capital purposes, including funding future acquisitions, capital expenditures, tenant improvements, and leasing commissions.

        There has been no material change in our planned use of proceeds from the rights offering and backstop purchase as described in the final prospectus filed with the SEC pursuant to Rule 424(b).

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2012	—		$—	—	—
November 1 - 30, 2012	—		—	—	—
December 1 - 31, 2012	10,559	(1)	16.13	—	—

Total	10,559		$16.13	—	—

(1)
Consists of the repurchase of 10,559 shares of our common stock in open-market transactions in connection with the vesting of restricted shares of our common stock. We expended approximately $0.2 million to repurchase these shares.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth the selected historical consolidated and combined financial and other data of our business. We were formed for the purpose of holding certain assets and assuming certain liabilities of GGP. Prior to January 12, 2012, we were a wholly-owned subsidiary of GGP Limited Partnership ("GGPLP"). GGP distributed the assets and liabilities of 30 of its wholly-owned properties ("RPI Businesses") to Rouse on January 12, 2012 (the "Spin-Off Date"). Prior to the completion of the spin-off, we did not conduct any business and did not have any material assets or liabilities. In April 2009, GGP's predecessor and certain of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of Title II of the United States Code ("Chapter 11"). On November 9, 2010 (the "Effective Date"), GGP emerged from Chapter 11 bankruptcy after receiving a significant equity infusion from investors and other associated events. As a result of the emergence from bankruptcy and the related equity infusion, the majority of equity in GGP changed ownership, which triggered the application of acquisition accounting to the assets and liabilities of GGP. As a result, the application of acquisition accounting has been applied to the assets and liabilities of RPI Bussinesses and therefore the following tables have been presented separately for Predecessor and Successor for the year ended December 31, 2010. See note 1 to our consolidated and combined financial statements included elsewhere in this Annual Report for additional detail. The selected historical financial data set forth below as of December 31, 2012, 2011, 2010 and 2009 and for the years ended December 31, 2012, 2011, 2010, 2009, and 2008 has been derived from our audited consolidated and combined financial statements. The selected historical combined financial data as of December 31, 2008 and for the year ended December 31, 2008 has been derived from our unaudited combined financial statements.

        Our consolidated and combined financial statements were carved-out from the financial information of GGP at a carrying value reflective of such historical cost in such GGP records for periods prior to the Spin-Off Date. Our historical financial results reflect allocations for certain corporate expenses which include, but are not limited to, costs related to property management, human resources, security, payroll and benefits, legal, corporate communications, information services and restructuring and reorganization. Costs of the services that were allocated or charged to us were based on either actual costs incurred or a proportion of costs estimated to be applicable to us based on a number of factors, most significantly our percentage of GGP's adjusted revenue, gross leasable area of assets and number of properties. These results do not reflect what our expenses would have been had we been operating as a separate stand-alone public company. For the years ended December 31, 2012 and 2011, the corporate cost allocations were $0.4 million and $10.7 million, respectively. The corporate cost allocations for the period from November 10, 2010 through December 31, 2010 and the period from January 1, 2010 through November 9, 2010 were $1.7 million and $6.7 million, respectively. For the years ended December 31, 2009 and 2008 the allocations were $7.3 million and $6.6 million, respectively.

        Effective with the spin-off, we assumed responsibility for all of these functions and related costs and our costs as a stand-alone entity are higher than those allocated to us from GGP. The historical combined financial information presented prior to 2012 are not indicative of the results of operations, financial position or cash flows that would have been obtained if we had been an independent, stand-alone entity during those periods shown. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview—Basis of Presentation."

        The historical results set forth below do not indicate results expected for any future periods. The selected financial data set forth below are qualified in their entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of

Operations" and our consolidated and combined financial statements and related notes thereto included elsewhere in this Annual Report.

	Historical
		Successor		Predecessor
	Year Ended December 31,	Year Ended December 31,	November 10 - December 31	January 1 - November 9	Year Ended December 31,	Year Ended December 31,
	2012	2011	2010		2009	2008
	(In thousands)
Operating Data:
Total revenues	$233,974	$234,816	$35,540	$219,741	$276,232	$308,756
Other operating expenses	(134,964)	(112,095)	(16,912)	(88,739)	(110,060)	(110,042)
Depreciation and amortization	(71,090)	(78,216)	(11,019)	(53,413)	(74,193)	(67,689)
Provisions for impairment	—	—	—	—	(81,854)	(5,941)

Operating income	27,920	44,505	7,609	77,589	10,125	125,084

Interest (expense) income, net	(96,134)	(70,948)	(10,393)	(88,598)	(72,071)	(75,527)
Reorganization items	—	—	—	(9,515)	32,671	—
Provision for income taxes	(445)	(533)	(82)	(506)	(877)	(467)

Net (loss) income	$(68,659)	$(26,976)	$(2,866)	$(21,030)	$(30,152)	$49,090

Net income (loss) per share—Basic and diluted	(1.49)	(0.75)	(0.08)	(0.59)	(0.84)	1.37
Dividends declared per share	0.21	—	—	—	—	—
Weighted average shares outstanding	46,149,893	35,906,105	35,906,105	35,906,105	35,906,105	35,906,105
Cash Flow Data:
Operating activities	$38,277	$80,723	$7,365	$41,103	$85,708	$113,894
Investing activities	(236,602)	(25,370)	(14,300)	(9,248)	(8,218)	(21,309)
Financing activities	206,213	(56,965)	2,333	(25,786)	(77,497)	(92,459)
Other Financial Data:
NOI(1)	$129,627	$135,577	$20,644	$137,687	$177,925	$205,528
Core NOI(1)	150,172	154,865	24,357	137,136	177,537	206,300
FFO(2)	2,431	51,240	8,153	32,383	125,895	122,720
Core FFO(2)	62,658	83,897	13,251	71,517	91,764	122,789

	Historical
		Successor		Predecessor
	December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Investments in real estate, cost(3)	$1,652,755	$1,462,482	$1,434,197	$2,181,029	$2,315,686
Total assets	1,905,073	1,583,524	1,644,264	1,722,045	1,874,167
Mortgage, notes and loans payable(4)	1,283,491	1,059,684	1,216,820	1,314,829	1,418,589
Total liabilities	1,372,177	1,157,196	1,314,402	1,366,058	1,469,431
Total equity	532,896	426,328	329,862	355,987	404,737

(1)
NOI and Core NOI do not represent income from operations as defined by accounting principals generally accepted in the United States of America ("GAAP"). We use NOI and Core NOI as supplemental measures of our operating performance. For our definitions of NOI and Core NOI, as well as a discussion of their uses and inherent limitations, see "—Real Estate Property Net Operating Income and Core Net Operating Income" below.

(2)
FFO and Core FFO do not represent cash flow from operations as defined by GAAP. We use FFO and Core FFO as supplemental measures of our operating performance. For our definitions of FFO and Core FFO as well as a discussion of their uses and inherent limitations, see "—Funds from Operations and Core Funds from Operations" below.

(3)
Includes the application of acquisition accounting at GGP's emergence in November 2010, and excludes accumulated depreciation for all periods presented. At emergence, the balance of the "Investments in real estate, cost" reflected the fair value of these assets.

(4)
Total debt includes $33.8 million, $58.0 million, $67.7 million, $46.7 million, and $(4.5) million of non-cash market rate adjustments at December 31, 2012, 2011, 2010, 2009, and 2008, respectively.

Real Estate Property Net Operating Income and Core Net Operating Income

        We present NOI and Core NOI, as defined below, in this Annual Report as supplemental measures of our performance that are not required by, or presented in accordance with GAAP. We believe that NOI and Core NOI are useful supplemental measures of our operating performance. We define NOI as operating revenues (minimum rents, including lease termination fees, tenant recoveries, overage rents, and other income) less property and related expenses (real estate taxes, repairs and maintenance, marketing, other property expenses, and provision for doubtful accounts). We define Core NOI as NOI excluding straight-line rent, amortization of above and below-market tenant leases, and amortization of above and below-market ground rent expense. Other real estate companies may use different methodologies for calculating NOI and Core NOI, and accordingly, our NOI and Core NOI may not be comparable to other real estate companies.

        Because NOI and Core NOI exclude general and administrative expenses, interest expense, depreciation and amortization, impairment, reorganization items, strategic initiatives, provision for income taxes, straight-line rent, above and below-market tenant leases, and above and below-market ground leases, we believe that NOI and Core NOI provide performance measures that, when compared year over year, reflect the revenues and expenses directly associated with owning and operating regional shopping malls and the impact on operations from trends in occupancy rates, rental rates and operating costs. These measures thereby provide an operating perspective not immediately apparent from GAAP operating income (loss) or net income (loss). We use NOI and Core NOI to evaluate our operating performance on a property-by-property basis because NOI and Core NOI allow us to evaluate the impact that factors such as lease structure, lease rates and tenant base, which vary by property, have on our operating results, gross margins and investment returns.

        In addition, management believes that NOI and Core NOI provide useful information to the investment community about our operating performance. However, due to the exclusions noted above, NOI and Core NOI should only be used as supplemental measures of our financial performance and not as an alternative to GAAP operating income (loss) or net income (loss). For reference, and as an aid in understanding management's computation of NOI and Core NOI, a reconciliation from the consolidated and combined net income (loss) as computed in accordance with GAAP to NOI and Core NOI is presented below.

	Historical
		Successor		Predecessor
	Year Ended December 31,	Year Ended December 31,	November 10 - December 31	January 1 - November 9	Year Ended December 31,	Year Ended December 31,
	2012	2011	2010		2009	2008
	(In thousands)
Net income (loss)	$(68,659)	$(26,976)	$(2,866)	$(21,030)	$(30,152)	$49,090
Provision for income taxes	445	533	82	506	877	467
Interest expense	96,889	70,984	10,394	88,654	72,089	75,605
Interest income	(755)	(36)	(1)	(56)	(18)	(78)
Other	9,965	1,526	313	16	—	—
Reorganization items	—	—	—	9,515	(32,671)	—
Strategic initiatives	—	—	—	—	4,471	213
Provision for impairment	—	—	—	—	81,854	5,941
Depreciation and amortization	71,090	78,216	11,019	53,413	74,193	67,689
General and administrative	20,652	11,330	1,703	6,669	7,282	6,601

NOI	129,627	135,577	20,644	137,687	177,925	205,528

Above and below market ground rent expense, net	125	125	18	—	—	—
Above and below market tenant leases, net	24,028	25,194	3,793	(688)	(468)	1,367
Amortization of straight line rent	(3,608)	(6,031)	(98)	137	80	(595)

Core NOI	$150,172	$154,865	$24,357	$137,136	$177,537	$206,300

Funds from Operations and Core Funds from Operations

        Consistent with real estate industry and investment community practices, we use FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), as a supplemental measure of our operating performance. NAREIT defines FFO as net income (loss) (computed in accordance with GAAP), excluding impairment write-downs on depreciable real estate, gains or losses from cumulative effects of accounting changes, extraordinary items and sales of depreciable properties, plus real estate related depreciation and amortization. We also include Core FFO as a supplemental measurement of operating performance. We define Core FFO as FFO excluding straight-line rent, amortization of above-and below-market tenant leases, amortization of above-and below-market ground rent expense, reorganization items, amortization of deferred financing costs, mark-to-market adjustments on debt, write-off of market rate adjustments on debt, write-off of deferred financing costs, debt extinguishment costs, provision for income taxes, and other costs. Other real estate companies may use different methodologies for calculating FFO and Core FFO, and accordingly, our FFO and Core FFO may not be comparable to other real estate companies.

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

        For reference, and as an aid in understanding management's computation of FFO and Core FFO, a reconciliation from the consolidated and combined net income (loss) as computed in accordance with GAAP to FFO and Core FFO is presented below:

	Historical
		Successor		Predecessor
	Year Ended December 31,	Year Ended December 31,	November 10 - December 31	January 1 - November 9	Year Ended December 31,	Year Ended December 31,
	2012	2011	2010		2009	2008
	(In thousands)
Net income (loss)	$(68,659)	$(26,976)	$(2,866)	$(21,030)	$(30,152)	$49,090
Depreciation and amortization	71,090	78,216	11,019	53,413	74,193	67,689
Provision for impairment	—	—	—	—	81,854	5,941

FFO	2,431	51,240	8,153	32,383	125,895	122,720

Provision for income taxes	445	533	82	506	877	467
Interest expense
Mark-to-market adjustments on debt	10,503	11,323	990	29,648	(1,949)	(1,170)
Write-off of market rate debt adjustments	8,957	(1,602)	—	—	—	—
Amortization of deferred financing costs	7,417	—	—	—	—	—
Write-off of deferred financing costs	2,395	—	—	—	—	—
Debt extinguishment costs	—	1,589	—	—	—	—
Other	9,965	1,526	313	16	—	—
Reorganization items	—	—	—	9,515	(32,671)	—
Above and below market ground rent expense, net	125	125	18	—	—	—
Above and below market tenant leases, net	24,028	25,194	3,793	(688)	(468)	1,367
Amortization of straight line rent	(3,608)	(6,031)	(98)	137	80	(595)

Core FFO	$62,658	$83,897	$13,251	$71,517	$91,764	$122,789

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This section contains forward-looking statements that involve risks and uncertainties. Our actual results may vary materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation, those set forth in "Risk Factors" and the other matters set forth in this Annual Report. See "Cautionary Statement Regarding Forward-Looking Statements."

        All references to numbered Notes are to specific footnotes to our consolidated and combined financial statements included in this Annual Report. You should read this discussion in conjunction with our consolidated and combined financial statements, the notes thereto and other financial information included elsewhere in this Annual Report. Our financial statements are prepared in accordance with GAAP. Capitalized terms used, but not defined, in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") have the same meanings as in such Notes.

Overview—Introduction

        As of December 31, 2012, our portfolio consisted of 32 regional malls in 20 states totaling over 22 million square feet of retail and ancillary space. We elected to be treated as a REIT in connection with the filing of our federal income tax return for the 2011 taxable year. Subject to our ability to meet the requirements of a REIT, we intend to maintain this status in future periods.

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

        Our objective is to achieve high growth in NOI, Core NOI, FFO and Core FFO (see "Selected Financial Data—Real Estate Property Net Operating Income and Core Net Operating Income" and "Selected Financial Data—Funds From Operations and Core Funds From Operations") by leasing, operating and repositioning retail properties with locations that are either market dominant (the only mall within an extended distance to service the trade area) or trade area dominant (positioned to be the premier mall serving the defined regional consumer). We plan to continue to control costs and to deliver an appropriate tenant mix, higher occupancy rates and increased sales productivity, resulting in higher minimum rents.

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

Overview—Basis of Presentation

        We were formed in August 2011 for the purpose of holding certain assets and assuming certain liabilities of GGP. Following the distribution of these assets and liabilities to us on January 12, 2012, we began operating our business as a stand-alone owner and operator of regional malls. The financial information included in this Annual Report has been presented on a consolidated basis for the period after the Spin-Off Date. The financial information is presented on a combined basis prior to the Spin-Off Date as the entities were under common control and ownership, and reflects the allocation of certain overhead items within property management and other costs in the accompanying combined financial statements.

        In April 2009, GGP filed voluntary petitions for relief under Chapter 11. On the Effective Date, GGP emerged from Chapter 11 bankruptcy after receiving a significant equity infusion from investors and other associated events. As a result of the emergence from bankruptcy and the related equity infusion, the majority of equity in GGP changed ownership, which triggered the application of acquisition accounting to the assets and liabilities of GGP. As a result, the application of acquisition accounting has been applied to the assets and liabilities of Rouse Properties and, therefore, the financial results presented in this MD&A have been presented separately for the Predecessor and

Successor for the year ended December 31, 2010. See Note 1 to the consolidated and combined financial statements for additional detail.

        The historical combined financial information included in this Annual Report prior to the Spin-Off Date does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly-traded company during the periods presented or those that we will achieve in the future primarily as a result of the following factors:

  •
  Prior to the spin-off, our business was operated by GGP as part of its broader corporate organization, rather than as a separate, stand-alone company. GGP or its affiliates performed various corporate functions for us, including, but not limited to, property management, human resources, security, payroll and benefits, legal, corporate communications, information services and restructuring and reorganization. Costs of the services that were allocated or charged to us were based on either actual costs incurred or a proportion of costs estimated to be applicable to us based on a number of factors, most significantly our percentage of GGP's adjusted revenue, gross leasable area of assets and also the number of properties. Our historical financial results reflect allocations for certain corporate costs and we believe such allocations are reasonable; however, such results do not reflect what our expenses would have been had we been operating as a separate, stand-alone public company.

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

Year Ended December 31, 2012 and 2011

	December 31, 2012	December 31, 2011	$ Change	% Change
	(In thousands)
Revenues:
Minimum rents	$154,401	$153,431	$970	0.6%
Tenant recoveries	68,181	69,606	(1,425)	(2.0)
Overage rents	6,050	5,442	608	11.2
Other	5,342	6,337	(995)	(15.7)

Total revenues	233,974	234,816	(842)	(0.4)

Expenses:
Real estate taxes	23,447	23,465	(18)	(0.1)
Property maintenance costs	14,084	13,462	622	4.6
Marketing	3,787	4,061	(274)	(6.7)
Other property operating costs	61,110	57,650	3,460	6.0
Provision for doubtful accounts	1,919	601	1,318	219.3
General and administrative	20,652	11,330	9,322	82.3
Depreciation and amortization	71,090	78,216	(7,126)	(9.1)
Other	9,965	1,526	8,439	553.0

Total expenses	206,054	190,311	15,743	8.3

Operating income	27,920	44,505	(16,585)	(37.3)
Interest income	755	36	719	1,997.2
Interest expense	(96,889)	(70,984)	(25,905)	36.5

Loss before income taxes	(68,214)	(26,443)	(41,771)	158.0
Provision for income taxes	(445)	(533)	88	(16.5)

Net loss	$(68,659)	$(26,976)	$(41,683)	154.5%

Revenues

        Total revenues decreased $0.8 million for the year ended December 31, 2012 compared to the prior year. The comparable properties between 2012 and 2011 decreased approximately $8.2 million during 2012 which is offset by an increase of $7.4 million from 2012 property acquisitions. The $8.2 million decline for comparable property revenue is primarily related to declines in minimum rents and tenant recoveries of $3.3 million and $4.3 million. The decline is primarily due to lease expirations, various tenants that converted lease structure to a gross rental or a percentage in lieu of base rent leases.

Operating Expenses

        Property operating expenses increased $5.1 million for the year ended December 31, 2012 compared to the prior year. Property operating expenses include real estate taxes, property maintenance costs, marketing, other property operating costs, and provision for doubtful accounts. The comparable properties between 2012 and 2011 increased approximately $2.3 million and 2012 property acquisitions contributed to the remaining $2.8 million increase. The comparable property increase of $2.3 million is primarily related to increases in other property operating costs of $1.5 million and provision for doubtful accounts of $1.2 million. Other property operating costs increased due to professional fees incurred at the property level and provision for doubtful accounts increased due to a $0.8 million recovery that was received in 2011 that was previously written off as a bad debt expense.

        General and administrative increased $9.3 million for the year ended December 31, 2012 compared to the prior year. The increase is due to the fact that we assumed responsibility for certain overhead costs which include costs related to property management, human resources, accounting, security, payroll and benefits, legal, corporate communications and information services. For the year ended December 31, 2011, the $11.3 million of costs were charged or allocated to us based on GGP's corporate costs based on a number of factors, most significantly our percentage of GGP's adjusted revenue, gross leaseable area of assets and the number of properties.

        Depreciation and amortization decreased $7.1 million for the year ended December 31, 2012 compared to the prior year. The change is primarily due to the decrease in amortization of in-place leases due to tenant lease expirations.

        Other expenses increased $8.4 million for the year ended December 31, 2012 compared to the prior year primarily due to initial costs incurred by the Company during its first year of stand alone operations. These other costs include $1.2 million in signing bonuses, $1.8 million for severance expenses, $3.6 million for temporary employees for the formation of the Company, and other initial formation costs.

Other Income and Expenses

        Interest income increased $0.7 million for the year ended December 31, 2012 compared to the prior year. The increase is due to the interest income earned on the demand deposit from Brookfield U.S. Holdings, see Note 12 to the consolidated and combined financial statements.

        Interest expense increased $25.9 million for the year ended December 31, 2012 compared to the prior year. The increase is primarily related to deferred financing amortization, write-off of deferred financing costs, write-off of market rate adjustments and interest expense incurred. The Company incurred $7.4 million in amortization of deferred financing costs for the year ended December 31, 2012 as a result of the additional deferred financing costs associated with the refinancings completed by the Company during 2012 as compared to no amortization of deferred financing costs for the year ended December 31, 2011. Furthermore, the Company incurred $2.4 million in write-off of deferred financing costs for the year ended December 31, 2012 as a result of the write-off of the Term Loan deferred financing costs associated with the Pierre Bossier, Southland Center, and Animas Valley Malls as compared to no write-off of deferred financing costs for the year ended December 31, 2011. The Company also wrote off $9.0 million of market rate adjustments on loans that were paid off on the Spin-Off Date. The remainder of the change was due to the increase in debt and interest rates within the overall portfolio.

Year Ended December 31, 2011 and 2010

        The following table sets forth our results of operations as reported in our consolidated and combined financial statements in accordance with GAAP. GAAP requires that we separately present our Predecessor and Successor periods' results. Management believes that reviewing our operating results for the year ended December 31, 2010 by combining the results of the Predecessor and Successor periods is more useful in identifying any trends in, or reaching conclusions regarding, our overall operating performance. Accordingly, the table below presents the non-GAAP combined results for the year ended December 31, 2010, which is also the period we compare when computing percentage change from prior year, as we believe this presentation provides the most meaningful basis for comparison of our results and it is how management reviews operating performance. The combined operating results may not reflect the actual results we would have achieved had the emergence from bankruptcy occurred prior to November 9, 2010 and may not be predictive of future results of operations.

	Successor		Predecessor
	Year ended December 31, 2011	Period from November 10, 2010 through December 31, 2010	Period from January 1, 2010 through November 9, 2010	Year ended December 31, 2010	$ Change	% Change
	(In thousands)
Revenues:
Minimum rents	$153,431	$22,751	$147,403	$170,154	$(16,723)	(9.8)%
Tenant recoveries	69,606	9,498	64,387	73,885	(4,279)	(5.8)
Overage rents	5,442	1,736	2,862	4,598	844	18.4
Other	6,337	1,555	5,089	6,644	(307)	(4.6)

Total revenues	234,816	35,540	219,741	255,281	(20,465)	(8.0)

Expenses:
Real estate taxes	23,465	3,046	20,595	23,641	(176)	(0.7)
Property maintenance costs	13,462	2,017	10,517	12,534	928	7.4
Marketing	4,061	1,383	2,356	3,739	322	8.6
Other property operating costs	57,650	8,072	46,333	54,405	3,245	6.0
Provision for doubtful accounts	601	378	2,253	2,631	(2,030)	(77.2)
General and administrative	11,330	1,703	6,669	8,372	2,958	35.3
Depreciation and amortization	78,216	11,019	53,413	64,432	13,784	21.4
Other	1,526	313	16	329	1,197	363.8

Total expenses	190,311	27,931	142,152	170,083	20,228	11.9

Operating income	44,505	7,609	77,589	85,198	(40,693)	(47.8)
Interest income	36	1	56	57	(21)	(36.8)
Interest expense	(70,984)	(10,394)	(88,654)	(99,048)	28,064	(28.3)

Loss before income taxes	(26,443)	(2,784)	(11,009)	(13,793)	(12,650)	91.7
Provision for income taxes	(533)	(82)	(506)	(588)	55	(9.4)
Reorganization items	—	—	(9,515)	(9,515)	9,515	(100.0)

Net loss	$(26,976)	$(2,866)	$(21,030)	$(23,896)	$(3,080)	12.9%

Revenues

        Total revenues decreased $20.5 million for the year ended December 31, 2011 compared to the prior year. The decrease is primarily due to minimum rents and tenant recoveries. Minimum rents decreased approximately $16.7 million due to incurring a full year of above and below market rent amortization and straight-line rent during 2011 as compared to one and a half months in 2010, which reflects the impact of the application of the acquisition method of accounting in the fourth quarter of 2010. Tenant recoveries decreased $4.3 million for the year ended December 31, 2011 primarily due to the conversion of certain tenants to gross leases.

Operating Expenses

        Property operating expenses increased $2.3 million for the year ended December 31, 2011 compared to the prior year. Property operating expenses include real estate taxes, property maintenance costs, marketing, other property operating costs, and provision for doubtful accounts. Other property operating costs increased $3.2 million primarily due to a $1.6 million favorable adjustment in 2010 related to the final settlements of the termination of utility contracts that were subject to compromise and a $0.6 million increase in electric expenses compared to the prior year and a $0.4 million increase in contract services for cleaning, landscapers, and professional services. The provision for doubtful accounts decreased by $2.0 million primarily due to improved collections of outstanding accounts receivable in the year ended December 31, 2011 in addition to the higher allowances in the same period of 2010 related to tenant bankruptcies and weaker economic conditions.

        General and administrative increased $3.0 million for the year ended December 31, 2011 due to an increase in overhead costs allocated to the properties due to GGP having fewer properties to allocate expenses to in 2011 compared to 2010, without a corresponding decrease in such overhead costs.

        Depreciation and amortization increased $13.8 million for the year ended December 31, 2011 primarily due to the impact of the application of the acquisition method of accounting in the fourth quarter of 2010.

        Other expenses increased $1.2 million for the year ended December 31, 2011 primarily due to professional and audit fees related to the distribution and rights offering.

Other Income and Expenses

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

Liquidity and Capital Resources

        Our primary uses of cash include payment of operating expenses, working capital, debt repayment, including principal and interest, reinvestment in properties, development and redevelopment of properties, acquisitions, tenant allowance, and dividends.

        Our primary sources of cash are operating cash flow, refinancings of existing loans, equity previously raised from our rights offering, borrowings under our revolver and borrowings under our subordinated revolving credit facility as described under "—Financings" below and the funds of our demand deposit.

        Our short-term (less than one year) liquidity requirements include recurring operating costs, capital expenditures, debt service requirements, and dividend requirements on our shares of common stock. We anticipate that these needs will be met primarily with cash flows provided by operations.

        Our long-term (greater than one year) liquidity requirements include scheduled debt maturities, capital expenditures to maintain, renovate and expand existing malls, property acquisitions, and development projects. Management anticipates that net cash provided by the operating activities, the funds available under our revolver and subordinated facility, as described under "—Financings" below, and funds of our demand deposit will provide sufficient capital resources meet our long-term liquidity requirements.

        We have identified opportunities to invest significant capital to reposition and refresh certain of our properties, and presently we will sequence long-term redevelopment projects with leasing activity. For a discussion of factors that could have an impact on our ability to realize these goals, see "Risk Factors" and "Cautionary Statement Regarding Forward-Looking Statements."

        As of December 31, 2012, our combined contractual debt, excluding non-cash debt market rate adjustments, was approximately $1.3 billion. The aggregate principal and interest payments due on our outstanding indebtedness as of December 31, 2012 is approximately $145.9 million for the year ending 2013 and approximately $311.6 million for the year ending 2014.

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

Financings

        Senior Secured Credit Facility.    On the Spin-Off Date, we entered into a senior secured credit facility ("Senior Facility") with a syndicate of banks, as lenders, and Wells Fargo Bank, National Association, as administrative agent, and Wells Fargo Securities, LLC, RBC Capital Markets, LLC, and U.S. Bank National Association, as joint lead arrangers, that provides borrowings on a revolving basis of up to $50.0 million (the "Revolver") and a senior secured term loan (the "Term Loan" and together with the Revolver, the "Facilities") which provided an advance of approximately $433.5 million. The Facilities closed concurrently with the consummation of the spin-off and have a term of three years. The interest rate was based on one month LIBOR, with a LIBOR floor of 1.00% plus 5.00% for the period from January 12, 2012 through September 28, 2012. The Company renegotiated the Facilities on September 28, 2012 and the interest rate on the borrowings under the Facilities, effective that date, is LIBOR, with no LIBOR floor, plus 4.50%. In the event of default, the default interest rate will be 2.00% more than the then applicable interest rate. During the period ended December 31, 2012, the outstanding balance on the Term Loan decreased from $433.5 million to $287.9 million due to the repayments on the Term Loan concurrent with the refinancing of the Pierre Bossier, Southland Center, and Animas Valley Malls.

        Furthermore, on January 22, 2013 we utilized funds that were previously on deposit with Brookfield U.S. Holdings to pay down our Term Loan by $100.0 million resulting in a current balance of $187.9 million. In addition, we increased the Revolver commitment from $50.0 million to $150.0 million to maintain our current level of liquidity. The Revolver commitment is currently undrawn as of March 1, 2013.

        In addition, we are required to pay an unused fee, paid quarterly in arrears, related to the Revolver equal to 0.30% per year if the aggregate unused amount is greater than or equal to 50% of the Revolver or 0.25% per year if the aggregate unused amount is less that 50% of the Revolver. As of December 31, 2012, no amounts were drawn on our Revolver.

        We have entered into a hedge transaction related to a portion of our Term Loan at a cost of approximately $0.13 million. This hedge transaction was for an interest rate cap with a notional amount of $110.0 million and caps the daily LIBOR at 1.00%. As of December 31, 2012, the fair value of the interest rate cap was $0. The interest rate cap expired on January 12, 2013.

        The Senior Facility has affirmative and negative covenants that are customary for a real estate loan, including, without limitation, restrictions on incurrence of indebtedness and liens on the mortgage collateral; restrictions on pledges; restrictions on subsidiary distributions; with respect to the mortgage collateral, limitations on our ability to enter into transactions including mergers, consolidations, sales of assets for less than fair market value and similar transactions; conduct of business; restricted distributions; transactions with affiliates; and limitation on speculative hedge agreements. In addition, we are required to comply with financial maintenance covenants relating to the following: (1) net indebtedness to value ratio, (2) liquidity, (3) minimum fixed charge coverage ratio, (4) minimum tangible net worth, and (5) minimum portfolio debt yield. Failure to comply with the covenants in the Senior Facility would result in a default under the credit agreement governing the Facilities and, absent a waiver or an amendment from our lenders, permit the acceleration of all outstanding borrowings under the Senior Facility, which would also result in a cross-default of our Subordinated Facility (as described below). The Company is in compliance with these financial maintenance covenants as of December 31, 2012.

        Subordinated Revolving Credit Facility.    On the Spin-Off Date we also entered into a subordinated unsecured revolving credit facility with a wholly-owned subsidiary of Brookfield Asset Management, Inc., a related party, that provides borrowings on a revolving basis of up to $100.0 million (the "Subordinated Facility"). The Subordinated Facility has a term of three years and six months and will bear interest at LIBOR (with a LIBOR floor of 1%) plus 8.50%. The default interest rate following a payment event of default under the Subordinated Facility will be 2.00% more than the then applicable interest rate. Interest will be payable monthly. In addition, we are required to pay a semi-annual revolving credit fee of $0.25 million. As of December 31, 2012, no amounts have been drawn from the Subordinated Facility.

        Property-Level Debt.    We have individual Property-Level Debt (the "Property-Level Debt") on 18 of our 32 assets, representing approximately $1,029.3 million (excluding $33.8 million of market rate adjustments). The Property-Level Debt has a weighted average interest rate of 5.32% and an average remaining term of 4.2 years. The Property-Level Debt is stand-alone (not cross-collateralized) first mortgage debt and is non-recourse with the exception of customary contingent guarantees/indemnities.

Redevelopment

        We continue to evaluate and execute in the redevelopment of various malls within our portfolio. A component of our business strategy is to identify value creation initiatives for our properties and to then invest significant capital to reposition and refresh our properties. These redevelopment opportunities are typically completed in conjunction with leasing activity for that respective space. We anticipate funding our redevelopment projects with the net cash provided by operating activities, borrowings under our Revolver, borrowings under our Subordinated Revolving Credit Facility and the funds of our demand deposit.

        We have started redevelopment projects at two of our malls, Lakeland Mall in Lakeland, FL, and Silver Lake Mall in Coeur D'Alene, ID. We anticipate investing approximately $18.2 million during the next to renovate these malls to convert vacant anchor space and unproductive in-line space to space for tenants such as Cinemark Theaters, The Sports Authority, and Jo-Anns Fabrics.

Summary of Cash Flows

Years Ended December 31, 2012, 2011 and 2010

Cash Flows from Operating Activities

        Net cash provided by operating activities was $38.3 million for the year ended December 31, 2012, $80.7 million for the year ended December 31, 2011, $7.4 million for the period from November 10, 2010 through December 31, 2010, and $41.1 million for the period from January 1, 2010 through November 9, 2010.

        Net cash provided by certain assets and liabilities, including accounts receivable, prepaid expense and other assets, deferred expenses, restricted cash and accounts payable and accrued expenses totaled $(17.6) million for the year ended December 31, 2012, $(1.6) million for the year ended December 31, 2011, $(5.9) million for the period from November 10, 2010 through December 31, 2010, and $(27.6) million for the period from January 1, 2010 through November 9, 2010.

Cash Flows from Investing Activities

        Net cash used in investing activities was $236.6 million for the year ended December 31, 2012, $25.4 million for the year ended December 31, 2011, $14.3 million for the period from November 10, 2010 through December 31, 2010, and $9.2 million for the period from January 1, 2010 through November 9, 2010. Cash used for acquisition/development of real estate and property additions/improvements was $64.3 million for the year ended December 31, 2012, $25.2 million for the year ended December 31, 2011, $14.3 million for the period from November 10, 2010 through December 31, 2010, and $9.2 million for the period from January 1, 2010 through November 9, 2010. During the year ended December 31, 2012, the Company placed $150.0 million into an interest bearing account with Brookfield U.S. Holdings.

Cash Flows from Financing Activities

        Net cash provided by (used in) financing activities was $206.2 million for the year ended December 31, 2012, $(57.0) for the year ended December 31, 2011, $2.3 million for the period from November 10, 2010 through December 31, 2010, and $(25.8) million for the period from January 1, 2010 through November 9, 2010.

        Principal payments were $558.3 million for the year ended December 31, 2012, $168.4 million for the year ended December 31, 2011, $2.6 million for the period from November 10, 2010 through December 31, 2010, and $44.8 million for the period from January 1, 2010 through November 9, 2010. During the year ended December 31, 2012, the Company also received $616.3 million in proceeds from refinancings / issuances of mortgage, notes, and loans payable as a result of the Term Loan, Pierre Bossier, Southland Center, and Animas Valley loans. The Company also completed its rights offering during the year ended December 31, 2012 which resulted in gross proceeds from this offering of $200.0 million.

Contractual Cash Obligations and Commitments

        The following table aggregates our contractual cash obligations and commitments as of December 31, 2012:

	2013	2014	2015	2016	2017	Subsequent	Total
	(In thousands)
Long-term debt-principal(1)	$77,940	$253,529	$301,014	$294,234	$147,874	$242,694	$1,317,285
Interest payments(2)	67,921	58,104	38,936	27,920	14,839	37,877	245,597
Operating lease obligations	1,102	1,182	1,185	1,188	1,232	4,524	10,413

Total	$146,963	$312,815	$341,135	$323,342	$163,945	$285,095	$1,573,295

(1)
Excludes $33.8 million of non-cash debt market rate adjustments.

(2)
Based on rates as of December 31, 2012. Variable rates are based on LIBOR rate of 0.21%.

        In the normal course of business, from time to time, we are involved in legal proceedings relating to the ownership and operations of our properties. See "Legal Proceedings."

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

REIT Requirements

        In order to maintain our qualification as a real estate investment trust for federal income tax purposes, among other requirements, we must distribute or pay tax on 100% of our capital gains and we must distribute at least 90% of our ordinary taxable income to stockholders. To avoid current entity level U.S. federal income taxes, we plan to distribute 100% of our capital gains and ordinary income to our stockholders annually. We may not have sufficient liquidity to meet these distribution requirements. We have no present intention to pay any dividends on our common stock in the future other than in order to maintain our REIT status, which dividends our board of directors may decide to pay in the form of cash, common stock or a combination of cash and common stock.

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

Competition

        For a discussion of the competition we face, see "Business—Competition."

Environmental

        For a discussion of environmental factors that may affect us, see "Business—Environmental."

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. For example, estimates and assumptions have been made with respect to fair values of assets and liabilities for purposes of applying the acquisition method of accounting, the useful lives of assets, capitalization of development and leasing costs, recoverable amounts of receivables, initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to acquisitions, impairment of long-lived assets, fair value of debt, and valuation of stock options granted. Actual results could differ from these and other estimates.

Critical Accounting Policies

        Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. Our critical accounting policies are those applicable to the following:

Real Estate Properties

        Acquisitions of properties are accounted for utilizing the acquisition method of accounting. Estimates of future cash flows and other valuation techniques were used to allocate the purchase price of acquired property between land, buildings and improvements, equipment, debt, liabilities assumed and identifiable intangible assets and liabilities such as amounts related to in-place tenant leases, acquired above and below-market tenant and ground leases and tenant relationships. After acquisition accounting is applied, the real estate assets are carried at the cost basis less accumulated depreciation. Real estate taxes and interest costs incurred during development periods are capitalized. Capitalized interest costs are based on qualified expenditures and interest rates in place during the development period. Capitalized real estate taxes and interest costs are amortized over lives which are consistent with the developed assets.

        Pre-development costs, which generally include legal and professional fees and other directly-related third party costs, are capitalized as part of the property being developed. In the event a development is no longer deemed to be probable, the costs previously capitalized are expensed.

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

        If an indicator of potential impairment exists, the asset is tested for recoverability by comparing its carrying amount to the estimated future undiscounted operating cash flows. A real estate asset is considered to be impaired when its carrying amount cannot be recovered through estimated future undiscounted cash flows. To the extent an impairment provision is necessary, the excess of the carrying amount of the asset over its estimated fair value is expensed to operations. In addition, the impairment is allocated proportionately to adjust the carrying amount of the asset. The adjusted carrying amount, which represents the new cost basis of the asset, is depreciated over the remaining useful life of the asset.

Recoverable Amounts of Receivables

        We make periodic assessments of the collectibility of receivables (including those resulting from the difference between rental revenue recognized and rents currently due from tenants) based on a specific review of the risk of loss on specific accounts or amounts. The receivable analysis places particular emphasis on past-due accounts and considers the nature and age of the receivables, the payment history and financial condition of the payee, the basis for any disputes or negotiations with the payee and other information which may impact collectibility. For straight-line rents receivable, the analysis considers the probability of collection of the unbilled deferred rent receivable given our experience regarding such amounts. The resulting estimates of any allowance or reserve related to the recovery of these items are subject to revision as these factors change and are sensitive to the effects of economic and market conditions on such payees.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the cost of new fixed-rate debt upon maturity of existing debt. As of December 31, 2012, we had consolidated debt of $1.3 billion, including $287.9 million of variable-rate debt. A 25 basis point movement in the interest rate on the variable-rate debt would result in a $0.7 million annualized increase or decrease in consolidated interest expense and operating cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Reference is made to the consolidated and combined financial statements and consolidated financial statement schedule beginning on page 53 for the required information.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter that ended on December 31, 2012. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2012 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

        Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2012.

        Management's Annual Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm obtained from Deloitte & Touche LLP relating to the effectiveness of Rouse Properties Inc's internal control over financial reporting are included elsewhere in this document.

Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rouse Properties, Inc
New York, New York

        We have audited the internal control over financial reporting of Rouse Properties, Inc. and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated and combined financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated March 7, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

New York, NY
March 7, 2013

ITEM 9B.    OTHER INFORMATION

        Not applicable

 PART III

        Except as provided below, the information required by this Part III (Items 10, 11, 12, 13 and 14) is included in our definitive proxy statement to be filed with the SEC within 120 days of December 31, 2012 in connection with our 2013 annual meeting of stockholders (the "2013 Proxy Statement") and is incorporated herein by reference. Such required information can be found in the sections of the 2013 Proxy Statement referenced below.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        See the information with respect to our executive officers included in Item 1 of Part I of this Annual Report and the information under the captions "Corporate Governance" and "Proposal 1—Election of Directors" contained in the 2013 Proxy Statement, which is incorporated herein by reference.

Code of Business Conduct and Ethics

        We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. Copies of the Code of Business Conduct and Ethics are posted on our website at www.rouseproperties.com. Any amendments to, or waivers under, our Code of Business Conduct and Ethics that are required to be disclosed by the rules promulgated by the SEC or the NYSE will be disclosed on our website at www.rouseproperties.com.

ITEM 11.    EXECUTIVE COMPENSATION

        See the information under the captions "Compensation Discussion and Analysis," "Compensation Committee Report," "2012 Executive Compensation" and "2012 Director Compensation" contained in the 2013 Proxy Statement, which is incorporated herein by reference. However, the "Compensation Committee Report" shall not be deemed filed in this Annual Report.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        See the information under the captions "Beneficial Ownership of Our Common Stock" and "Equity Compensation Plan Information" contained in the 2013 Proxy Statement, which is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS AND DIRECTOR INDEPENDENCE

        See the information under the captions "Corporate Governance" and "Related Person Transactions" contained in the 2013 Proxy Statement, which is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        See the information under the captions "Corporate Governance" and "Proposal 2—Ratification of Independent Registered Public Accounting Firm" contained in the 2013 Proxy Statement, which is incorporated herein by reference.

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(1)
Consolidated and Combined Financial Statements and Combined Financial Statement Schedule.

  The consolidated and combined financial statements and consolidated financial statement schedule listed in the accompanying Index to the Consolidated and Combined Financial Statements and Consolidated Financial Statement Schedule are filed as part of this Annual Report.

(2)
Exhibits.

        See Exhibit Index on page 89.

(3)
Separate Financial Statements.

        Not applicable.

Index to Financial Statements and Schedules

Rouse Properties Inc.

PAGE NUMBER
Report of Independent Registered Public Accounting Firm	54
Consolidated and Combined Balance Sheets as of December 31, 2012 and 2011	55
Consolidated and Combined Statements of Operations for the years ended December 31, 2012 and 2011 and the period November 10, 2010 through December 31, 2010 (Successor operations), and the period January 1, 2010 through November 9, 2010 (Predecessor operations)	56
Consolidated and Combined Statements of Equity for the years ended December 31, 2012 and 2011, the period November 10, 2010 through December 31, 2010 (Successor operations), and the period January 1, 2010 through November 9, 2010 (Predecessor operations)	57
Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2012 and 2011, the period November 10, 2010 through December 31, 2010 (Successor operations), and the period January 1, 2010 through November 9, 2010 (Predecessor operations)	58
Notes to Consolidated and Combined Financial Statements	60
Schedule III—Real Estate and Accumulated Depreciation	85

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rouse Properties, Inc.
New York, New York

        We have audited the accompanying consolidated balance sheet of Rouse Properties, Inc. and subsidiaries (the "Company") as of December 31, 2012 and the combined balance sheet of certain entities that were spun off from General Growth Properties, Inc. to the Company as described in Note 1 to the consolidated and combined financial statements (the "RPI Businesses") as of December 31, 2011, and the related consolidated statements of operations, equity and cash flows for the year ended December 31, 2012 (Company's Operations), the combined statements of operations, equity and cash flows for the year ended December 31,2011 and for the period from November 10, 2010 through December 31, 2010 (Successor RPI Businesses' Operations), and the combined statements of operations, equity and cash flows for the period January 1, 2010 through November 9, 2010 (Predecessor RPI Businesses' Operations). Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the Company's consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2012, and the results of their operations and their cash flows for year ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In our opinion, the RPI Businesses' combined financial statements present fairly, in all material respects, the financial position of the RPI Businesses as of December 31, 2011 and the results of their operations and their cash flows for year ended December 31, 2011 and for the period from November 10, 2010 through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor RPI Businesses' combined financial statements present fairly, in all material respects, the results of their operations and their cash flows for the period January 1, 2010 through November 9, 2010 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, NY
March 7, 2013

ROUSE PROPERTIES, INC.

CONSOLIDATED AND COMBINED BALANCE SHEETS

	December 31, 2012	December 31, 2011
	(In thousands)
Assets:
Investment in real estate:
Land	$339,988	$299,941
Buildings and equipment	1,312,767	1,162,541
Less accumulated depreciation	(116,336)	(72,620)

Net investment in real estate	1,536,419	1,389,862
Cash and cash equivalents	8,092	204
Restricted cash	44,559	13,323
Demand deposit from affiliate	150,163	—
Accounts receivable, net	25,976	17,561
Deferred expenses, net	40,406	35,549
Prepaid expenses and other assets	99,458	127,025

Total assets	$1,905,073	$1,583,524

Liabilities:
Mortgages, notes and loans payable	$1,283,491	$1,059,684
Accounts payable and accrued expenses	88,686	97,512

Total liabilities	1,372,177	1,157,196

Commitments and contingencies	—	—
Equity:
Common stock: $0.01 par value; 500,000,000 shares authorized, 49,246,087 and 0 shares issued and 49,235,528 and 0 outstanding, respectively	493	—
Class B common stock: $0.01 par value; 1,000,000 shares authorized, 359,056 and 0 shares issued and outstanding, respectively	4	—
Additional paid-in capital	588,668	—
GGP equity	—	426,328
Accumulated deficit	(56,380)	—

Total stockholders' equity	532,785	426,328
Non-controlling interest	111	—

Total equity	532,896	426,328

Total liabilities and equity	$1,905,073	$1,583,524

The accompanying notes are an integral part of these consolidated and combined financial statements.

ROUSE PROPERTIES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

		Successor		Predecessor
	December 31, 2012	December 31, 2011	Period from November 10, 2010 through December 31, 2010	Period from January 1, 2010 through November 9, 2010
	(In thousands, except per share amounts)
Revenues:
Minimum rents	$154,401	$153,431	$22,751	$147,403
Tenant recoveries	68,181	69,606	9,498	64,387
Overage rents	6,050	5,442	1,736	2,862
Other	5,342	6,337	1,555	5,089

Total revenues	233,974	234,816	35,540	219,741

Expenses:
Real estate taxes	23,447	23,465	3,046	20,595
Property maintenance costs	14,084	13,462	2,017	10,517
Marketing	3,787	4,061	1,383	2,356
Other property operating costs	61,110	57,650	8,072	46,333
Provision for doubtful accounts	1,919	601	378	2,253
General and administrative	20,652	11,330	1,703	6,669
Depreciation and amortization	71,090	78,216	11,019	53,413
Other	9,965	1,526	313	16

Total expenses	206,054	190,311	27,931	142,152

Operating income	27,920	44,505	7,609	77,589
Interest income	755	36	1	56
Interest expense	(96,889)	(70,984)	(10,394)	(88,654)

Loss before income taxes	(68,214)	(26,443)	(2,784)	(11,009)
Provision for income taxes	(445)	(533)	(82)	(506)
Reorganization items	—	—	—	(9,515)

Net loss	$(68,659)	$(26,976)	$(2,866)	$(21,030)

Net loss per share—Basic and Diluted	$(1.49)	$(0.75)	$(0.08)	$(0.59)

Dividends declared per share	$0.21	$—	$—	$—

The accompanying notes are an integral part of these consolidated and combined financial statements.

ROUSE PROPERTIES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock	Additional Paid-In Capital	GGP Equity	Accumulated Deficit	Non- controlling Interest	Total Equity
	(In thousands, except share amounts)
Predecessor
Balance at January 1, 2010	—	—	$—	$—	$—	$355,987	$—	$—	$355,987
Net loss	—	—	—	—	—	(21,030)	—	—	(21,030)
Contributions from GGP, net	—	—	—	—	—	18,923	—	—	18,923

Balance at November 9, 2010	—	—	$—	$—	$—	$353,880	$—	$—	$353,880

Successor
Effects of acquisition accounting:
Elimination of Predecessor equity	—	—	—	—	—	(353,880)	—	—	(353,880)
Allocated portion of New GGP purchase price	—	—	—	—	—	327,830	—	—	327,830

Balance at November 9, 2010	—	—	—	—	—	327,830	—	—	327,830
Net loss	—	—	—	—	—	(2,866)	—	—	(2,866)
Contributions from GGP, net	—	—	—	—	—	4,898	—	—	4,898

Balance at December 31, 2010	—	—	$—	$—	$—	$329,862	$—	$—	$329,862

Balance at January 1, 2011	—	—	$—	$—	$—	$329,862	$—	$—	$329,862
Net loss	—	—	—	—	—	(26,976)	—	—	(26,976)
Contributions from GGP, net	—	—	—	—	—	123,442	—	—	123,442

Balance at December 31, 2011	—	—	$—	$—	$—	$426,328	$—	$—	$426,328

Balance at January 1, 2012	—	—	$—	$—	$—	$426,328	$—	$—	$426,328
Net loss	—	—	—	—	—	(12,279)	(56,380)	—	(68,659)
Other comprehensive loss	—	—	—	—	—	—	—	—	—
Distributions to GGP prior to the spin-off	—	—	—	—	—	(8,394)	—	—	(8,394)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	111	111
Issuance of 35,547,049 shares of common stock and 359,056 shares of Class B common stock related to the spin-off and transfer of GGP equity on the spin-off date	35,547,049	359,056	356	4	405,295	(405,655)	—	—	—
Issuance of 13,333,333 shares of common stock related to the rights offering	13,333,333	—	133	—	199,867	—	—	—	200,000
Offering costs	—	—	—	—	(8,392)	—	—	—	(8,392)
Dividends	—	—	—	—	(10,422)	—	—	—	(10,422)
Treasury stock	(10,559)	—	—	—	(170)	—	—	—	(170)
Issuance and amortization of stock compensation	365,705	—	4	—	2,490	—	—	—	2,494

Balance at December 31, 2012	49,235,528	359,056	$493	$4	$588,668	$—	$(56,380)	$111	$532,896

        The accompanying notes are an integral part of these consolidated and combined financial statements.

ROUSE PROPERTIES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

		Successor		Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from November 10, 2010 through December 31, 2010	Period from January 1, 2010 through November 9, 2010
	(In thousands)
Cash Flows from Operating Activities:
Net loss	$(68,659)	$(26,976)	$(2,866)	$(21,030)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	1,919	601	378	2,253
Depreciation	64,550	71,592	10,364	46,942
Amortization	6,540	6,624	655	6,471
Amortization/write-off of deferred finance costs	9,926	—	—	934
Amortization/write-off of debt market rate adjustments	19,346	11,309	990	29,648
Amortization of above/below market leases	24,153	25,194	3,793	(688)
Straight-line rent amortization	(3,608)	(6,031)	(98)	137
Stock based compensation	1,801	—	—	—
Reorganization items—finance costs related to emerged entities	—	—	—	11,073
Non-cash reorganization items	—	—	—	(7,066)
Net changes:
Accounts receivable	(6,889)	(3,742)	3,376	(1,991)
Prepaid expenses and other assets	1,195	(2,371)	1,625	4,685
Deferred expenses	(7,140)	(5,793)	(134)	(2,291)
Restricted cash	(8,977)	10,536	(13,290)	(6,762)
Accounts payable and accrued expenses	4,120	(220)	2,572	(21,212)

Net cash provided by operating activities	38,277	80,723	7,365	41,103

Cash Flows from Investing Activities:
Acquisition/development of real estate and property additions/improvements	(64,343)	(25,167)	(14,271)	(9,204)
Demand deposit from affiliate	(150,000)	—	—	—
Purchase of short term investment	(29,989)	—	—	—
Sale of short term investment	29,989	—	—	—
Restricted cash	(22,259)	(203)	(29)	(44)

Net cash used in investing activities	(236,602)	(25,370)	(14,300)	(9,248)

Cash Flows from Financing Activities:
Proceeds received from rights offering	200,000	—	—	—
Payments for offering costs	(8,392)	—	—	—
Change in GGP investment, net	(8,394)	111,494	4,898	30,070
Contributions from noncontrolling interests	111	—	—	—
Purchase of treasury stock	(170)	—	—	—
Proceeds from refinance/issuance of mortgages, notes and loans payable	616,360	—	—	—

ROUSE PROPERTIES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (Continued)

		Successor		Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from November 10, 2010 through December 31, 2010	Period from January 1, 2010 through November 9, 2010
	(In thousands)
Borrowing under revolving line of credit	10,000	—	—	—
Principal payments on mortgages, notes and loans payable	(558,262)	(168,459)	(2,565)	(44,783)
Repayment under revolving line of credit	(10,000)	—	—	—
Dividends paid	(6,943)	—	—	—
Deferred financing costs	(28,097)	—	—
Reorganization items—finance costs related to emerged entities	—	—	—	(11,073)

Net cash provided by (used in) financing activities	206,213	(56,965)	2,333	(25,786)

Net change in cash and cash equivalents	7,888	(1,612)	(4,602)	6,069
Cash and cash equivalents at beginning of period	204	1,816	6,418	349

Cash and cash equivalents at end of period	$8,092	$204	$1,816	$6,418

Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest	$67,822	$59,943	$7,509	$58,404
Reorganization items paid	—	—	—	16,581
Non-Cash Transactions:
Change in accrued capital expenditures included in accounts payable and accrued expenses	$4,281	$50	$(6,722)	$8,136
Other non-cash GGP investment, net		11,948	—	(11,147)
Mortgage debt market rate adjustments related to RPI Businesses prior to the Effective Date	—	—	—	36,581
Supplemental Cash Flow Information Related to Acquisition Accounting
Non-cash changes related to acquisition accounting:
Land	$33,674	$—	$—	$59,188
Buildings and equipment, net	109,601	—	—	(247,295)
Accounts and notes receivable, net	—	—	—	(23,039)
Deferred expenses, net	1,276	—	—	8,253
Prepaid and other assets	6,682	—	—	158,990
Mortgages, notes and loans payable	(146,363)	—	—	(55,866)
Accounts payable and accrued expenses	(4,870)	—	—	38,013
Equity	—	—	—	(26,050)

The accompanying notes are an integral part of these consolidated and combined financial statements.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1 ORGANIZATION

General

        Rouse Properties, Inc. is a Delaware corporation that was created to hold certain assets and liabilities of General Growth Properties, Inc. Prior to January 12, 2012, Rouse Properties, Inc. and its subsidiaries ("Rouse" or the "Company") was a wholly-owned subsidiary of GGP Limited Partnership ("GGP LP"). GGP distributed the assets and liabilities of 30 of its wholly-owned properties ("RPI Businesses") to Rouse on January 12, 2012 (the "Spin-Off Date"). Before the spin-off, we had not conducted any business as a separate company and had no material assets or liabilities. The operations, assets and liabilities of the business were transferred to us by GGP on the Spin-Off Date and are presented as if the transferred business was our business for all historical periods described. As such, our assets and liabilities on the Spin-Off Date are reflective of GGP's respective carrying values. Unless the context otherwise requires, references to "we", "us" and "our" refer to Rouse from January 12, 2012 through December 31, 2012 and RPI Businesses before January 12, 2012. Before the Spin-Off Date, RPI Businesses were operated as subsidiaries of GGP, which operates as a real estate investment trust ("REIT"). After the Spin-Off Date, we elected to continue to operate as a REIT.

        In April of 2009, GGP's predecessor ("Predecessor") and certain of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code ("Chapter 11"). On October 21, 2010, the Bankruptcy Court entered an order confirming the plan of reorganizations which became effective on November 9, 2010 (the "Effective Date"). On the Effective Date, General Growth Properties, Inc. ("GGP" or the "Successor") emerged from Chapter 11 bankruptcy after receiving a significant equity infusion from investors and other associated events. As a result of the emergence from bankruptcy and the related equity infusion, the majority of equity in GGP changed ownership, which triggered the application of acquisition accounting to the assets and liabilities of GGP. As a result, the application of acquisition accounting has been applied to the assets and liabilities of RPI Businesses and therefore the consolidated and combined financial statements have been prepared in conformity with ASC 852-10, Reorganizations, and ASC 805-10, Business Combinations, for the Successor RPI Businesses as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods.

Principles of Combination and Consolidation and Basis of Presentation

        The accompanying consolidated and combined financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated balance sheet as of December 31, 2012 includes the accounts of Rouse, as well as all subsidiaries of Rouse. The combined balance sheet as of December 31, 2011 includes the accounts of RPI Businesses. The accompanying consolidated and combined statements of operations for the year ended December 31, 2012 include the consolidated accounts of Rouse and the combined accounts of RPI Businesses. The accompanying financial statements for the periods prior to the Spin-Off Date are prepared on a carve out basis from the consolidated financial statements of GGP using the historical results of operations and bases of the assets and liabilities of the transferred businesses and including allocations from GGP. Accordingly, the results presented for the year ended December 31, 2012 reflect the aggregate operations and changes in cash flows and equity on a carved-out basis for the period from January 1, 2012 through January 12, 2012 and on a consolidated basis from January 13, 2012 through December 31, 2012. All intercompany transactions have been eliminated in consolidation and combination as of and for the years ended December 31, 2012, 2011, and 2010 except end-of-period

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 1 ORGANIZATION (Continued)

intercompany balances on the Spin-Off Date, December 31, 2011 and 2010 between GGP and RPI Businesses which have been considered elements of RPI Businesses' equity.

        Our historical financial results reflect allocations for certain corporate costs and we believe such allocations are reasonable; however, such results do not reflect what our expenses would have been had the Company been operating as a separate stand-alone public company. The corporate allocations for the year ended December 31, 2012 include allocations for the period from January 1, 2012 through January 12, 2012 which aggregated $0.4 million. The allocations for the year ended December 31, 2011 totaled $10.7 million. The allocations for the period from November 10, 2010 through December 31, 2010 and the period from January 1, 2010 through November 9, 2010 were $1.7 million and $6.7 million, respectively. These allocations have been included in general and administrative expenses on the consolidated and combined statements of operations. Costs of the services that were allocated or charged to us were based on either actual costs incurred or a proportion of costs estimated to be applicable to us based on a number of factors, most significantly our percentages of GGP's adjusted revenue and gross leaseable area of assets and also the number of properties.

        We operate in a single reportable segment referred to as our retail segment, which includes the operation, development and management of regional malls. Each of our operating properties is considered a separate operating segment, as each property earns revenues and incurs expenses, individual operating results are reviewed and discrete financial information is available. All operations are within the United States, no customer or tenant comprises more than 10% of consolidated and combined revenues, and the properties have similar economic characteristics. As a result, the Company's operating properties are aggregated into a single reportable segment.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Properties

        Acquisition accounting was applied to real estate assets within the Rouse portfolio either when GGP emerged from bankruptcy in November 2010 or upon any subsequent acquisitions. After acquisition accounting is applied, the real estate assets are carried at the cost basis less accumulated depreciation. Real estate taxes and interest costs incurred during development periods are capitalized. Capitalized interest costs are based on qualified expenditures and interest rates in place during the development period. Capitalized real estate taxes and interest costs are amortized over lives which are consistent with the developed assets.

        Pre-development costs, which generally include legal and professional fees and other directly-related third part costs, are capitalized as part of the property being developed. In the event a development is no longer deemed to be probable, the costs previously capitalized are expensed.

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

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Impairment

Operating properties and intangible assets

        Accounting for the impairment or disposal of long-lived assets require that if impairment indicators exist and the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment provision should be recorded to write down the carrying amount of such asset to its fair value. We review our real estate assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment indicators are assessed separately for each property and include, but are not limited to, significant decreases in real estate property net operating income and occupancy percentages. Impairment indicators for pre-development costs, which are typically costs incurred during the beginning stages of a potential development and developments in progress, are assessed by project and include, but are not limited to, significant changes to the Company's plans with respect to the project, significant changes in projected completion dates, revenues or cash flows, development costs, market factors and sustainability of development projects.

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

        Rouse did not record impairment charges related to its operating properties for the years ended December 31, 2012, 2011, the period from November 10, 2010 through December 31, 2010, or the period from January 1, 2010 through November 9, 2010.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Predecessor
2010
(In thousands)
Balance as of January 1,
Goodwill before accumulated impairment losses	$9,819
Accumulated impairment losses	(5,484)

Goodwill, net	4,335
Goodwill impairment losses during the year	—

Balance as of November 9	$4,335

Acquisitions of Operating Properties

        Acquisitions of properties are accounted for utilizing the acquisition method of accounting. Estimates of future cash flows and other valuation techniques were used to allocate the purchase price of acquired property between land, buildings and improvements, equipment, debt, liabilities assumed and identifiable intangible assets and liabilities such as amounts related to in-place tenant leases, acquired above and below-market tenant and ground leases and tenant relationships. No significant value had been ascribed to the tenant relationships of the acquired properties in 2012 (note 3).

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

        The Company considers all demand deposits with a maturity of three months or less, at the date of purchase, to be cash equivalents.

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

		Successor		Predecessor
	December 31, 2012	December 31, 2011	Period from November 10, 2010 through December 31, 2010	Period from January 1, 2010 through November 9, 2010
	(In thousands)
Straight-line rent amortization	$3,608	$6,031	$98	$(137)
Lease termination income	433	1,389	15	845
Net amortization of above and below-market tenant leases	(24,028)	(25,194)	(3,793)	688
Percentage rents in lieu of minimum rent	8,856	9,443	2,145	7,430

        Straight-line rent receivables represent the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases. The following is a summary of straight-line rent receivables, which are included in accounts receivable, net, in our consolidated and combined balance sheets and are reduced for allowances for doubtful accounts:

	2012	2011
	(In thousands)
Straight-line rent receivables, net	$9,694	$6,086

        We provide an allowance for doubtful accounts against the portion of accounts receivable, including straight-line rents, which is estimated to be uncollectible. Such allowances are reviewed periodically based upon our recovery experience. We also evaluate the probability of collecting future rent which is recognized currently under a straight-line methodology. This analysis considers the long term nature of our leases, as a certain portion of the straight-line rent currently recognizable will not be billed to the tenant until future periods. Our experience relative to unbilled straight-line rent receivable is that a certain portion of the amounts recorded as straight-line rental revenue are never

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

collected from (or billed to) tenants due to early lease terminations. For that portion of the recognized deferred rent that is not deemed to be probable of collection, an allowance for doubtful accounts has been provided. Accounts receivable are shown net of an allowance for doubtful accounts of $2.5 million and $2.9 million as of December 31, 2012 and 2011, respectively. The following table summarizes the changes in allowance for doubtful accounts for all receivables:

		Successor		Predecessor
	2012	2011	2010	2010
	(In thousands)
Balance at beginning of period	$2,943	$4,070	$5,497	$4,734
Provision for doubtful accounts	1,919	601	378	2,253
Write-offs	(2,317)	(1,728)	(1,805)	(1,490)

Balance at end of period	$2,545	$2,943	$4,070	$5,497

        Overage rent is paid by a tenant when its sales exceed an agreed upon minimum amount. Overage rent is calculated by multiplying the sales in excess of the minimum amount by a percentage defined in the lease. Overage rent is recognized on an accrual basis once tenant sales exceed contractual tenant lease thresholds. Recoveries from tenants are established in the leases or computed based upon a formula related to real estate taxes, insurance and other shopping center operating expenses and are generally recognized as revenues in the period the related costs are incurred. The Company makes certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. The Company does not expect the actual results to materially differ from the estimated reimbursement. Other revenues generally consists of amounts earned by the Company for vending, advertising, and marketing revenues earned at our malls and is recognized on an accrual basis over the related service period.

Loss Per Share

        Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share reflects potential dilution of securities by adding other potential shares of common stock, including stock options and nonvested restricted stock, to the weighted-average number of shares of common stock outstanding for a period, if dilutive. As of December 31, 2012, there were 1,945,643 stock options outstanding that potentially could be converted into shares of common stock and 263,669 shares of nonvested restricted stock. These stock options and shares of restricted stock have been excluded from this computation, as their effect is anti-dilutive.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

		Successor		Predecessor
	December 31, 2012	December 31, 2011	Period from November 10, 2010 through December 31, 2010	Period from January 1, 2010 through November 9, 2010
Weighted average shares—basic and dilutive	46,149,893	35,906,105	35,906,105	35,906,105

Fair Value of Financial Instruments

        The objective of fair value is to determine the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). GAAP establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1—quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2—observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3—unobservable inputs that are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as consider counterparty credit risk in our assessment of fair value. Considerable judgment is necessary to interpret Level 2 and 3 inputs in determining the fair value of our financial and non-financial assets and liabilities. Accordingly, our fair value estimates, which are made at the end of each reporting period, may be different than the amounts that may ultimately be realized upon the sale or disposition of these assets.

        Our financial instruments are short term in nature and as such their fair values approximate their carrying amount in our consolidated and combined financial statements except for debt. At December 31, 2012 and 2011, management's required estimates of fair value are presented below. The Company estimated the fair value of the debt using a future discounted cash flow analysis based on the use and weighting of multiple market inputs being considered. Based on the frequency and availability

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

of market data, the inputs used to measure the estimated fair value of debt are Level 3 inputs. The primary sensitivity in these calculations is based on the selection of appropriate discount rates.

	December 31, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Fixed-rate debt	$995,545	$1,040,964	$731,235	$787,551
Variable-rate debt	287,946	287,946	328,449	328,162

Total mortgages, notes and loans payable	$1,283,491	$1,328,910	$1,059,684	$1,115,713

Offering Costs

        Costs associated with the rights offering to our stockholders were deferred and charged against the gross proceeds of the offering upon the sale of shares during the year ended December 31, 2012 (note 12).

Leases

        Leases which transfer substantially all the risks and benefits of ownership to tenants are considered finance leases and the present values of the minimum lease payments and the estimated residual values of the leased properies, if any, are accounted for as receivables. Leases which transfer substantially all the risks and benefits of ownership to us are considered capital leases and the present values of the minimum lease payments are accounted for as assets and liabilities. All other leases are treated as operating leases. As of December 31, 2012, all of our leases are treated as operating leases.

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

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

mortgages, notes, and loans payable. The following table summarizes our deferred lease and financing costs:

	Gross Asset	Accumulated Amortization	Net Carrying Amount
	(In thousands)
As of December 31, 2012
Deferred lease costs	$31,397	$(9,162)	$22,235
Deferred financing costs	25,068	(6,897)	18,171

Total	$56,465	$(16,059)	$40,406

As of December 31, 2011
Deferred lease costs	$25,133	$(5,367)	$19,766
Deferred financing costs	15,783	—	15,783

Total	$40,916	$(5,367)	$35,549

Stock-Based Compensation

        The Company recognizes all stock-based compensation to employees, including grants of employee stock options and restricted stock awards, in the financial statements as compensation cost over the vesting period based on their fair value on the date of grant.

Asset Retirement Obligations

        The Company evaluated any potential asset retirement obligations, including those related to disposal of asbestos containing materials and environmental remediation liabilities. The Company recognizes the fair value of such obligations in the period incurred if a reasonable estimate of fair value can be determined. As of December 31, 2012 and 2011, the Company recorded a preliminary estimate of the cost of the environmental remediation liability of approximately $4.5 million and $4.3 million, respectively, which is included in other liabilities within the accompanying consolidated and combined balance sheets. The ultimate cost of remediation to be incurred by the Company in the future may differ from the estimates as of December 31, 2012.

Reorganization Items

        Reorganization items are expense or income items that were incurred or realized as a result of the Chapter 11 cases and are presented separately in the combined statements of operations of the Predecessor. These items include professional fees and similar types of expenses and gains on liabilities subject to compromise directly related to the Chapter 11 cases, resulting from activities of the reorganization process, and interest earned on cash accumulated as a result of the Chapter 11 cases. No reorganization items were recorded for the years ended December 31, 2012 and 2011 or the period from November 10, 2010 through December 31, 2010.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Reorganization items are as follows:

Predecessor
Reorganization Items	Period from January 1, 2010 to November 9, 2010
(In thousands)
Loss on liabilities subject to compromise—other	$868
Gain on liabilities subject to compromise—mortgage debt(1)	(36,581)
U.S. Trustee fees	748
Restructuring costs(2)	44,480

Total reorganization items	$9,515

(1)
Such net gains include the fair value adjustments of mortgage debt resulting from the write off of existing fair value of debt adjustments for the entities that emerged from bankruptcy prior to GGP emerging from bankruptcy.

(2)
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

Reclassifications

        Certain prior year balances have been reclassified to conform to the current year presentation, which has not changed the operating results of the prior year. During 2012, the Company reclassified the 2012 and 2011 restricted cash balances that were previously included in prepaid expenses and other assets to restricted cash on the consolidated and combined balance sheets.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 3 ACQUISITIONS

        The Company made the following mall acquisitions during 2012:

Date Acquired	Property Name	Location	Square Footage Acquired	Purchase Price
				(In thousands)
02/21/2012	Grand Traverse Mall(1)(3)	Grand Traverse, MI	306,241	$62,000
12/28/2012	The Mall at Turtle Creek(2)(3)	Jonesboro, AR	367,919	96,300

Total			674,160	$158,300

(1)
In conjunction with the acquisition, the Company assumed a restructured and discounted $62.0 million, five year non-recourse loan at a 5.02% interest rate. No premium or discount was recorded as a result of this mortgage assumption.

(2)
In conjunction with the acquisition, the Company assumed a $79.5 million, three year and six month non-recourse loan at a 6.54% interest rate. A discount of $4.8 million was recorded as a result of this mortgage assumption.

(3)
Rouse acquired a 100% interest in the mall.

        The Company incurred acquisition and transaction related costs of $1.0 million for the year ended December 31, 2012 and none for the year ended December 31, 2011 or the periods November 10, 2010 through December 31, 2010 and January 1, 2010 through November 9, 2010. Acquisition and transaction related costs consist of due diligence costs such as legal fees and environmental studies. These costs were recorded in other expenses in the consolidated and combined statements of operations.

        During the year ended December 31, 2012, the Company recorded approximately $7.4 million in revenues and $2.8 million in net loss related to the acquisitions of Grand Traverse and The Mall at Turtle Creek.

        The following table presents certain additional information regarding the Company's acquisitions during the year ended December 31, 2012:

Property Name	Land	Building and Improvements	Acquired Lease Intangibles	Acquired Above Market Lease Intangibles	Acquired Below Market Lease Intangibles	Other
	(In thousands)
Grand Traverse Mall	$11,420	$40,046	$6,363	$4,210	$(430)	$—
The Mall at Turtle Creek(1)	22,254	72,145	7,434	2,472	(4,440)	1,276

Total	$33,674	$112,191	$13,797	$6,682	$(4,870)	$1,276

(1)
Excludes discount on mortgage assumption of $4.8 million.

        The following condensed pro forma financial information for the years ended December 31, 2012 and 2011, include pro forma adjustments related to the acquisitions of Grand Traverse Mall and The

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 3 ACQUISITIONS (Continued)

Mall at Turtle Creek, which are presented assuming the acquisitions had been consummated as of January 1, 2011.

        The following condensed pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming the 2012 acquisitions had been consummated as of January 1, 2011, nor does it purport to represent the results of operations for future periods. Pro forma adjustments include above and below-market amortization, straight-line rent, interest expense, and depreciation and amortization.

For the year ended December 31, 2012
As Adjusted (Unaudited)
(In thousands, except per share amounts)
Total revenues	$243,215
Net loss	(71,025)

Net loss per share—basic and diluted	$(1.54)

Weighted average shares—basic and dilutive	46,149,893

For the year ended December 31, 2011
As Adjusted (Unaudited)
(In thousands, except per share amounts)
Total revenues	$250,434
Net loss	(32,862)

Net loss per share—basic and diluted	$(0.92)

Weighted average shares—basic and dilutive	35,906,105

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 3 ACQUISITIONS (Continued)

Intangible Assets and Liabilities

        The following table summarizes our intangible assets and liabilities as a result of the application of acquisition accounting:

	Gross Asset (Liability)	Accumulated (Amortization)/ Accretion	Net Carrying Amount
	(In thousands)
As of December 31, 2012
Tenant leases:
In-place value	$97,887	$(39,681)	$58,206
Above-market	151,936	(62,529)	89,407
Below-market	(53,558)	18,490	(35,068)
Ground leases:
Below-market	2,173	(267)	1,906
As of December 31, 2011
Tenant leases:
In-place value	$101,425	$(33,389)	$68,036
Above-market	157,139	(40,464)	116,675
Below-market	(53,882)	13,762	(40,120)
Ground leases:
Below-market	2,173	(142)	2,031

        The gross asset balances of the in-place value of tenant leases are included in buildings and equipment in our consolidated and combined balance sheets. Acquired in-place tenant leases are amortized over periods that approximate the related lease terms. The above-market tenant and below-market ground leases are included in prepaid expenses and other assets and below-market tenant leases are included in accounts payable and accrued expenses as detailed in Notes 4 and 6, respectively. Above and below-market lease values are amortized to revenue over the non-cancelable terms of the respective leases (averaging approximately five years for tenant leases and approximately 35 years for ground leases).

        Amortization of these intangible assets and liabilities decreased our income by $48.0 million and $60.6 million for the years ended December 31, 2012 and 2011, respectively, $8.9 million for the period November 10, 2010 through December 31, 2010, and $1.7 million for the period January 1, 2010 through November 9, 2010.

        Future amortization of our intangible assets and liabilities is estimated to decrease income by an additional $32.1 million in 2013, $23.3 million in 2014, $17.0 million in 2015, $12.7 million in 2016 and $9.0 million in 2017.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 4 PREPAID EXPENSES AND OTHER ASSETS

        The following table summarizes the significant components of prepaid expenses and other assets.

	December 31, 2012	December 31, 2011
	(In thousands)
Above-market tenant leases, net (Note 3)	$89,407	$116,675
Deposits	796	902
Below-market ground leases, net (Note 3)	1,906	2,031
Prepaid expenses	3,563	4,349
Other	3,786	3,068

Total prepaid expenses and other assets	$99,458	$127,025

NOTE 5 MORTGAGES, NOTES AND LOANS PAYABLE

        Mortgages, notes and loans payable are summarized as follows:

	December 31, 2012	December 31, 2011
	(In thousands)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$995,545	$731,235
Variable-rate debt:
Collateralized mortgages, notes and loans payable	287,946	328,449

Total mortgages, notes and loans payable(1)	$1,283,491	$1,059,684

(1)
Net of $33.8 million and $58.0 million of non-cash debt market rate adjustments as of December 31, 2012 and 2011.

        On the Spin-Off Date, we entered into a senior secured credit facility ("Senior Facility") with a syndicate of banks, as lenders, and Wells Fargo Bank, National Association, as administrative agent, and Wells Fargo Securities, LLC, RBC Capital Markets, LLC, and U.S. Bank National Association, as joint lead arrangers that provides borrowings on a revolving basis of up to $50.0 million (the "Revolver") and a senior secured term loan (the "Term Loan" and together with the Revolver, the "Facilities") which provided an advance of approximately $433.5 million and is fully recourse to the Company. The Facilities closed concurrently with the consummation of the spin-off and have a term of three years. The interest rate was based on one month LIBOR, with a LIBOR floor of 1% plus 5.00% for the period from January 12, 2012 through September 28, 2012. The Company renegotiated the Facilities on September 28, 2012 and the interest rate on the borrowings under the Facilities, effective that date, is LIBOR, with no LIBOR floor, plus 4.50%. In the event of default the default interest rate will be 2.00% more than the then applicable interest rate. During the period ended December 31, 2012, the outstanding balance on the Term Loan decreased from $433.5 million to $287.9 million due to the repayments on the Term Loan concurrent with the refinancing of the Pierre Bossier, Southland Center, and Animas Valley Malls.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 5 MORTGAGES, NOTES AND LOANS PAYABLE (Continued)

        In addition, we are required to pay an unused fee related to the Revolver equal to 0.30% per year if the aggregate unused amount is greater than or equal to 50% of the Revolver or 0.25% per year if the aggregate unused amount is less that 50% of the Revolver. As of December 31, 2012, no amounts are drawn on our Revolver.

        The Senior Facility has affirmative and negative covenants that are customary for a real estate loan, including, without limitation, restrictions on incurrence of indebtedness and liens on the mortgage collateral; restrictions on pledges; restrictions on subsidiary distributions; with respect to the mortgage collateral, limitations on our ability to enter into transactions including mergers, consolidations, sales of assets for less than fair market value and similar transactions; conduct of business; restricted distributions; transactions with affiliates; and limitation on speculative hedge agreements. In addition, we are required to comply with financial maintenance covenants relating to the following: (1) net indebtedness to value ratio, (2) liquidity, (3) minimum fixed charge coverage ratio, (4) minimum tangible net worth, and (5) minimum portfolio debt yield. Failure to comply with the covenants in the Senior Facility would result in a default under the credit agreement governing the Facilities and, absent a waiver or an amendment from our lenders, permit the acceleration of all outstanding borrowings under the Senior Facility, which would also result in a cross-default of our Subordinated Facility (as described below). The Company is in compliance with these financial maintenance covenants as of December 31, 2012.

        We also entered into a subordinated unsecured revolving credit facility with a wholly-owned subsidiary of Brookfield Asset Management, Inc., a related party, that provides borrowings on a revolving basis of up to $100.0 million (the "Subordinated Facility"). The Subordinated Facility has a term of three years and six months and will bear interest at LIBOR (with a LIBOR floor of 1%) plus 8.50%. The default interest rate following a payment event of default under the Subordinated Facility will be 2.00% more than the then applicable interest rate. Interest will be payable monthly. In addition, we are required to pay a semi annual revolving credit fee of $0.25 million. As of December 31, 2012, no amounts have been drawn from the Subordinated Facility.

        We have individual Property-Level Debt (the "Property-Level Debt") on 18 of our 32 assets, representing approximately $1,029.3 million (excluding $33.8 million of market rate adjustments) (this includes the Pierre Bossier Mall, Southland Center Mall, and Animas Valley Mall financings discussed below). The Property-Level Debt has a weighted average interest rate of 5.32% and an average remaining term of 4.2 years. The Property-Level Debt is stand-alone (not cross-collateralized) first mortgage debt and is non-recourse with the exception of customary contingent guarantees/indemnities.

        We have entered into a hedge transaction related to a portion of our Term Loan at a cost of approximately $0.13 million. This hedge transaction was for an interest rate cap with a notional amount of $110.0 million and caps the daily LIBOR at 1%. As of December 31, 2012, the fair value of the interest rate cap was $0. The interest rate cap expired on January 12, 2013.

        On May 11, 2012, we refinanced the Pierre Bossier Mall for approximately $48.5 million. The loan bears interest at a fixed rate of 4.94% and has a term of ten years. Approximately $38.2 million of the proceeds were used to release Pierre Bossier Mall from the Term Loan, including $9.7 million in excess of Pierre Bossier Mall's allocated Term Loan balance.

        On June 15, 2012, we refinanced the Southland Center Mall for approximately $78.8 million. The loan bears interest at a fixed rate of 5.09% and has a term of ten years. Approximately $70.2 million of

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 5 MORTGAGES, NOTES AND LOANS PAYABLE (Continued)

the proceeds were used to release Southland Center from the Term Loan, including $11.7 million in excess of Southland Center's allocated Term Loan balance.

        On October 25, 2012, we refinanced Animas Valley Mall for approximately $51.8 million. The loan bears interest at a fixed rate of 4.41% and has a term of ten years. Approximately $37.1 million of the proceeds were used to release Animas Valley Mall from the Term Loan, including $6.2 million in excess of Animas Valley Mall's allocated Term Loan balance.

        As of December 31, 2012, $1.64 billion of land, buildings and equipment (before accumulated depreciation) have been pledged as collateral for our mortgages, notes and loans payable. Certain mortgage notes payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance. The weighted-average interest rate on our collateralized mortgages, notes and loans payable was approximately 5.2% as of December 31, 2012 and 4.9% as of December 31, 2011.

        The following table shows the scheduled maturities of mortgages, notes, and loans payable as of December 31, 2012 and for the next five years and thereafter (in thousands):

2013	$77,940
2014	253,529
2015	301,014
2016	294,234
2017	147,874
Thereafter	242,694

1,317,285
Unamortized market rate adjustment	(33,794)

Total mortgages, notes and loans payable	$1,283,491

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 6 ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        The following table summarizes the significant components of accounts payable and accrued expenses.

	December 31, 2012	December 31, 2011
	(In thousands)
Below-market tenant leases, net (Note 3)	$35,068	$40,120
Accounts payable and accrued expenses	16,175	28,454
Accrued interest	3,546	4,065
Accrued real estate taxes	9,894	6,553
Deferred income	3,201	1,211
Accrued payroll and other employee liabilities	1,230	76
Construction payable	9,979	6,719
Tenant and other deposits	1,629	1,424
Conditional asset retirement obligation liability	4,503	4,252
Other	3,461	4,638

Total accounts payable and accrued expenses	$88,686	$97,512

NOTE 7 INCOME TAXES

        RPI Businesses historically operated under GGP's REIT structure. We elected to be taxed as a REIT in connection with the filing of our tax return for the 2011 fiscal year. Subject to our ability to meet the requirements of a REIT, we intend to maintain this status in future periods. To qualify as a REIT, we must meet a number of organizational and operational requirements, including requirements to distribute at least 90% of our ordinary taxable income and to either distribute capital gains to stockholders, or pay corporate income tax on the undistributed capital gains. In addition, the Company is required to meet certain asset and income tests.

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

        We have a subsidiary which we elected to treat as a taxable REIT subsidiary (TRS) which is subject to federal and state income taxes. For the year ended December 31, 2012, the Company incurred approximately $0.1 million in taxes associated with the TRS subsidiary.

NOTE 8 COMMON STOCK

        On January 12, 2012, GGP distributed the assets and liabilities of RPI Businesses to Rouse. Pursuant to the spin-off, we received certain of the assets and liabilities of GGP. Upon this spin-off we issued 35,547,049 shares of our common stock to the existing GGP shareholders. In connection therewith $405.3 million of GGP's equity was converted to paid in capital. The GGP shareholders received approximately 0.0375 shares of Rouse common stock for every share of GGP common stock owned as of the record date of December 31, 2011. We also issued 359,056 shares of our Class B

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 8 COMMON STOCK (Continued)

common stock, par value $0.01 per share, to GGP LP. The Class B common stock has the same rights as the Rouse common stock, except the holders of Class B common stock do not have any voting rights. The Class B common stock can be converted into common stock beginning on January 1, 2013 upon the request of the stockholder.

        On March 26, 2012, we completed a rights offering and backstop purchase. Under the terms of the rights offering and backstop purchase, we issued 13,333,333 shares of our common stock at a subscription price of $15.00 per share. Net proceeds of the rights offering and backstop purchase approximated $191.6 million. Brookfield Asset Management, Inc. and its affiliates and co-investors (collectively, "Brookfield") own approximately 54.38% of the Company as of December 31, 2012.

        On May 11, 2012, the board of directors declared a second quarter common stock dividend of $0.07 per share which was paid on July 30, 2012 to stockholders of record on July 16, 2012.

        On August 10, 2012, the board of directors declared a third quarter common stock dividend of $0.07 per share which was paid on October 29, 2012 to stockholders of record on October 15, 2012.

        On November 1, 2012, the board of directors declared a fourth quarter common stock dividend of $0.07 per share which was paid on January 29, 2013 to stockholders of record on January 16, 2013.

        On December 19, 2012, the Company purchased 10,559 shares of its common stock at a price of $16.13 per share. These shares are held as treasury stock as of December 31, 2012.

NOTE 9 STOCK BASED COMPENSATION PLANS

Incentive Stock Plans

        In January 2012, we adopted the Rouse Properties, Inc. 2012 Equity Incentive Plan (the "Equity Plan"). The number of shares of common stock reserved for issuance under the Equity Plan is 4,887,997. The Equity Plan provides for grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, other stock-based awards and performance-based compensation (collectively, the "Awards"). Directors, officers, other employees and consultants of Rouse and its subsidiaries and affiliates are eligible for Awards. No participant may be granted more than 2,500,000 shares. The Equity Plan is not subject to the Employee Retirement Income Security Act of 1974, as amended.

Stock Options

        Pursuant to the Equity Plan, we granted stock options to certain employees of the Company. The vesting terms of these grants are specific to the individual grant. In general, participating employees are required to remain employed for vesting to occur (subject to certain limited exceptions). In the event that a participating employee ceases to be employed by the Company, any options that have not vested will generally be forfeited. Stock options generally vest annually over a five year period.

        The following tables summarize stock option activity for the Equity Plan for the year ended December 31, 2012.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 9 STOCK BASED COMPENSATION PLANS (Continued)

	2012
	Shares	Weighted Average Exercise Price
Stock options outstanding at January 1	—	$—
Granted	1,986,143	14.65
Exercised	—	—
Forfeited	(40,500)	14.72
Vested	—	—
Expired	—	—

Stock options outstanding at December 31	1,945,643	14.64

	Stock Options Outstanding
Issuance	Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price
March 2012	1,575,486	9.25	$14.72
May 2012	36,500	9.42	13.71
August 2012	36,400	9.67	13.75
October 2012	297,257	9.75	14.47

Total	1,945,643	9.34	14.64

        We recognized $1.0 million in compensation expense related to the stock options for the year ended December 31, 2012, of which $0.3 million was capitalized on our consolidated and combined balance sheets as of December 31, 2012. There was no stock compensation expense for the year ended December 31, 2011 or the periods November 10, 2010 through December 31, 2010 and January 1, 2010 through November 9, 2010.

Restricted Stock

        Pursuant to the Equity Plan, we granted restricted stock to certain employees and non-employee directors. The vesting terms of these grants are specific to the individual grant, and are generally three to four year periods. In general, participating employees are required to remain employed for vesting to occur (subject to certain limited exceptions). In the event that a participating employee ceases to be employed by the Company, any shares that have not vested will generally be forfeited. Dividends are paid on restricted stock and are not returnable, even if the underlying stock does not ultimately vest.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 9 STOCK BASED COMPENSATION PLANS (Continued)

        The following table summarizes restricted stock activity for the year ended December 31, 2012:

	2012
	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock grants outstanding as of beginning of period	—	$—
Granted	365,705	14.68
Cancelled	—	—
Vested	(102,036)	14.72

Nonvested restricted stock grants outstanding as of end of period	263,669	14.69

        The weighted average remaining contractual term (in years) of nonvested awards as of December 31, 2012 was 2.0 years.

        The total fair value of restricted stock grants which vested was $1.5 million during the year ended December 31, 2012. We recognized $1.54 million in compensation expense related to the restricted stock for the year ended December 31, 2012, of which $0.4 million was capitalized on our consolidated balance sheet as of December 31, 2012. There was no stock compensation expense for the year ended December 31, 2011 or the periods November 10, 2010 through December 31, 2010 and January 1, 2010 through November 9, 2010.

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

Risk-free interest rate	1.37%
Dividend yield	4.25%
Expected volatility	30.00%
Expected life (in years)	6.50

        As of December 31, 2012, total compensation expense which had not yet been recognized related to nonvested options and restricted stock grants was $8.6 million. Of this total, $2.5 million is expected to be recognized in 2013, $2.7 million in 2014, $2.0 million in 2015, $1.2 million in 2016, and $0.2 million in 2017. These amounts may be impacted by future grants, changes in forfeiture estimates or vesting terms, and actual forfeiture rates differing from estimated forfeitures.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 10 NON-CONTROLLING INTEREST

        Non-controlling interest on our consolidated and combined balance sheets represent Series A Cumulative Non-Voting Preferred Stock ("Preferred Shares") of Rouse Holdings, Inc. (Holdings), a subsidiary of Rouse. Holdings issued 111 Preferred Shares at a par value of $1,000 per share to third parties on June 29, 2012. The Preferred Shareholders are entitled to a cumulative preferential annual cash dividend of 12.5%. These Preferred Shares may only be redeemed at the option of Holdings for $1,000 per share plus all accrued and unpaid dividends. Furthermore, in the event of a voluntary or involuntary liquidation of Holdings the Preferred Shareholders are entitled to a liquidation preference of $1,000 per share plus all accrued and unpaid dividends. The Preferred Shares are not convertible into or exchangeable for any property or securities of Holdings.

NOTE 11 RENTALS UNDER OPERATING LEASES

        We receive rental income from the leasing of retail space under operating leases. The minimum future rentals based on operating leases of our consolidated properties owned as of December 31, 2012 are as follows:

Year	Amount
(In thousands)
2013	$141,850
2014	125,144
2015	104,233
2016	85,255
2017	65,380
Subsequent	233,777

$755,639

        Maximum future rentals exclude amounts which are payable by certain tenants based upon a percentage of their gross sales or as reimbursement of operating expenses and amortization of above and below-market leases. Such operating leases are with a variety of tenants, the majority of which are national and regional retail chains and local retailers, and consequently, our credit risk is concentrated in the retail industry.

NOTE 12 RELATED PARTY TRANSACTIONS

Transactions with GGP

        As described in Note 1 to the consolidated and combined financial statements, the accompanying consolidated and combined financial statements present the operations of RPI Businesses as carved-out from the financial statements of GGP. Transactions between RPI Businesses have been eliminated in the combined presentation. Also as described in Note 1, an allocation of certain centralized GGP costs incurred for activities such as employee benefit programs (including incentive stock plans and stock based compensation expense), property management and asset management functions, centralized treasury, payroll and administrative functions have been made to the general and administrative costs of RPI Businesses. Transactions between the RPI Businesses and GGP or other GGP subsidiaries have not been eliminated except that end-of-period intercompany balances on the Spin-Off Date,

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 12 RELATED PARTY TRANSACTIONS (Continued)

December 31, 2011 and 2010 between GGP and RPI Businesses which have been considered elements of RPI Businesses' equity.

Transition Services Agreement with GGP

        We have entered into a transition services agreement with GGP whereby GGP or its subsidiaries provide to us, on a transitional basis, certain specified services for various terms not exceeding 18 months following the spin-off. The services that GGP provides to us include, among others, payroll, human resources and employee benefits, financial systems management, treasury and cash management, accounts payable services, telecommunications services, information technology services, asset management services, legal and accounting services and various other corporate services. The charges for the transition services generally are intended to allow GGP to fully recover the costs directly associated with providing the services, plus a level of profit consistent with an arm's length transaction together with all out-of-pocket costs and expenses. The charges of each of the transition services are generally based on an hourly fee arrangement and pass-through out-of-pocket costs. We may terminate certain specified services by giving prior written notice to GGP of any such termination. Costs associated with the transition services agreement were $1.5 million for the year ended December 31, 2012 and approximately $0.05 million of these costs are payable at December 31, 2012.

Insurance Receivable

        During 2011, White Mountain Mall had a flood in various parts of the common areas of the mall. As the mall was owned by GGP at the time of the flood GGP filed insurance claims related to this flood. In 2012, GGP and Rouse settled with the insurance company regarding the payment for the damage caused by the flood and GGP received the full insurance settlement. As of December 31, 2012, $2.2 million was due from GGP to Rouse.

Services Agreement with Brookfield

        We have entered into a services agreement with Brookfield, pursuant to which Brookfield made certain of its employees available for a period of up to 12 months following the spin-off to serve as our Chief Financial Officer and Vice President of Finance. Costs associated with the services agreement were $0.7 million for the year ended December 31, 2012 and none of these costs are payable at December 31, 2012.

        On October 8, 2012, Tim Salvemini, resigned from Brookfield and was then appointed our Chief Accounting Officer. On October 16, 2012, Rael Diamond, our Chief Financial Officer, resigned from Brookfield.

Office Lease with Brookfield

        Upon our spin-off from GGP, we assumed a 10-year lease agreement with Brookfield, as landlord, for office space for our corporate office in New York City. Costs associated with the office lease were $1.0 million for the year ended December 31, 2012 and no amounts were payable as of December 31, 2012. In addition, the landlord completed the build out of our office space during 2012 for $1.7 million of which $0.2 million was payable as of December 31, 2012. The costs associated with the build out of our office space were capitalized in buildings and equipment.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 12 RELATED PARTY TRANSACTIONS (Continued)

        We have entered into a 5-year lease agreement with Brookfield, as landlord, for office space for our regional office in Dallas, Texas. The lease commenced in October 2012 with no payments due for the first 12 months. No amounts are payable as of December 31, 2012.

        The following table describes our future rental expenses related to the office leases for our New York and Dallas offices:

Year	Amount
(In thousands)
2013	$1,102
2014	1,182
2015	1,185
2016	1,188
2017	1,232
Subsequent	4,524

$10,413

Subordinated Credit Facility with Brookfield

        We entered into a credit agreement with a wholly-owned subsidiary of Brookfield, as lender, for a $100.0 million revolving subordinated credit facility. We paid a one time upfront fee of $0.5 million related to this facility. In addition, we are required to pay a semi-annual revolving credit fee of $0.3 million related to this facility. As of December 31, 2012, no amounts have been drawn on this facility and no amounts are payable related to the upfront fee and revolving credit fee.

Backstop Agreement with Brookfield

        In conjunction with the rights offering we entered into a backstop agreement with Brookfield whereby Brookfield agreed to purchase from us, at the rights offering subscription price, unsubscribed shares of our common stock such that the gross proceeds of the rights offering would be $200 million. Substantially all of the shares of the rights offering were acquired by Brookfield. Costs associated with the backstop agreement, which were paid to Brookfield, were $6.0 million during the year ended December 31, 2012, and are included as a reduction in equity through offering costs for the year ended December 31, 2012.

Business Infrastructure Costs

        Upon our spin-off from GGP, we commenced the development of our information technology platform. The development of this platform requires us to purchase, design and create various information technology applications and infrastructure. Brookfield Corporate Operations, LLC ("BCO") has been engaged to assist in the project development and procure the various applications and infrastructure of the Company. As of December 31, 2012, we have incurred $5.2 million of infrastructure costs which are capitalized in buildings and equipment, of which $0.6 million were payable as of December 31, 2012.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 12 RELATED PARTY TRANSACTIONS (Continued)

Financial Service Center

        We engaged BCO's financial service center to manage administrative services of Rouse such as accounts payable and receivable, employee expenses, lease administration, and other similar type services. We will utilize the financial services center once we transition onto the BCO information technology platform. Approximately $0.3 million of costs were incurred for the year ended December 31, 2012. All amounts are payable as of December 31, 2012.

Demand Deposit from Brookfield U.S. Holdings

        In August 2012, we entered into an agreement with Brookfield U.S. Holdings (U.S. Holdings) to place funds into an interest bearing account which earns interest at LIBOR plus 1.05% per annum. The note receivable is secured by a note from U.S. Holdings and guaranteed by Brookfield Asset Management Inc. This note receivable matures on February 14, 2013 or we may demand the funds earlier by providing U.S. Holdings a three day notice. We earned approximately $0.7 million in interest income for the year ended December 31, 2012. As of December 31, 2012, we have $150.2 million on deposit with Brookfield which is recorded as a Demand deposit from affiliate in the consolidated and combined balance sheets.

NOTE 13 COMMITMENTS AND CONTINGENCIES

        In the normal course of business, from time to time, we are involved in legal proceedings relating to the ownership and operations of our properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material effect on our combined financial position, results of operations or liquidity.

NOTE 14 QUARTERLY FINANCIAL INFORMATION (UNAUDITIED)

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except share amounts)
Total revenues	$56,408	$56,949	$58,463	$62,154
Operating income	3,977	7,924	8,492	7,529
Net loss	(26,077)	(15,940)	(13,056)	(13,586)
Net loss per share—Basic and diluted	(0.71)	(0.32)	(0.27)	(0.28)
Dividends declared per share	—	0.07	0.07	0.07
Weighted average shares outstanding	36,785,376	49,242,014	49,244,562	49,258,249

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 14 QUARTERLY FINANCIAL INFORMATION (UNAUDITIED) (Continued)

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except share amounts)
Total revenues	$59,100	$56,255	$58,554	$60,907
Operating income	12,153	10,343	10,055	11,954
Net loss	(6,534)	(6,572)	(8,999)	(4,871)
Net loss per share—Basic and diluted	(0.18)	(0.18)	(0.25)	(0.14)
Dividends declared per share	—	—	—	—
Weighted average shares outstanding	35,905,695	35,906,105	35,906,105	35,906,105

NOTE 15 SUBSEQUENT EVENTS

        On January 22, 2013, the Company utilized funds that were previously on deposit with U.S. Holdings to pay down its Term Loan by $100.0 million. In addition, the Company increased its Revolver commitment from $50.0 million to $150.0 million to maintain its current level of liquidity. The outstanding balance of the Term Loan after this pay down is $187.9 million and the $150.0 million Revolver commitment is currently undrawn.

        On February 6, 2013, the Company exchanged all 359,056 outstanding shares of its Class B common stock for 359,056 shares of Class A common stock.

        On February 12, 2013, the Company extended its demand deposit with U.S. Holdings to August 14, 2013. The extended demand deposit will continue to have the same terms as the original demand deposit. As of March 1, 2013, $45.0 million of funds were on deposit with U.S. Holdings.

        On March 6, 2013, the Company placed a new non-recourse mortgage loan on the Lakeland Mall, located in Lakeland, FL for $65.0 million. The loan bears interest at a fixed rate of 4.17% and has a term of ten years. This loan replaced a $50.3 million loan that had a fixed interest rate of 5.12% and was the only mortgage in the Company's portfolio that was due in 2013. Net proceeds to the Company after related closing costs and defeasance were approximately $13.4 million.

ROUSE PROPERTIES, INC.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2012
(Dollars in thousands)

					Cost Capitalized Subsequent Acquisition		Gross Amounts at Which Carried at Close of Period(b)
			Initial Cost									Life Which Latest Income Statement is Computed
Name of Center	Location	Encumbrance(a)	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation(c)	Date Acquired
Animas Valley Mall	Farmington, NM	51,731	6,509	32,270	—	875	6,509	33,145	39,654	4,042	2010		(c)
Bayshore Mall	Eureka, CA	29,530	4,770	33,305	—	131	4,770	33,436	38,206	3,192	2010		(c)
Birchwood Mall	Port Huron, MI	—	8,316	44,884	—	(346)	8,316	44,538	52,854	3,884	2010		(c)
Cache Valley Mall	Logan, UT	—	2,890	19,402	—	660	2,890	20,062	22,952	1,661	2010		(c)
Cache Valley Marktplace	Logan, UT	—	1,072	7,440	—	13	1,072	7,453	8,525	960	2010		(c)
Chula Vista Center	Chula Vista, CA	—	13,214	71,598	1,150	9,754	14,364	81,352	95,716	6,028	2010		(c)
Collin Creek	Plano, TX	62,204	14,746	48,103	—	308	14,746	48,411	63,157	4,228	2010		(c)
Colony Square Mall	Zenesville, OH	—	4,253	29,578	—	50	4,253	29,628	33,881	3,001	2010		(c)
Gateway Mall	Springfield, OR	—	7,097	36,573	—	2,615	7,097	39,188	46,285	4,328	2010		(c)
Grand Traverse Mall	Traverse City, MI	61,333	11,420	46,409	—	(764)	11,420	45,645	57,065	2,579	2012		(c)
Knollwood Mall	St. Louis park, MN	34,594	6,127	32,905	—	(31)	6,127	32,874	39,001	3,148	2010		(c)
Lakeland Square Mall	Lakeland, FL	50,387	10,938	56,867	375	873	11,313	57,740	69,053	5,093	2010		(c)
Lansing Mall	Lansing, MI	—	9,615	49,220	350	271	9,965	49,491	59,456	4,672	2010		(c)
The Mall At Sierra Vista	Sierra Vista, AZ	—	7,078	36,441	—	(71)	7,078	36,370	43,448	3,009	2010		(c)
Mall St Vincent	Shreveport, LA	—	4,604	21,927	—	(325)	4,604	21,602	26,206	2,300	2010		(c)
New Park Mall LP	Newpark, CA	64,913	17,848	58,384	2,867	2,472	20,715	60,856	81,571	5,697	2010		(c)
North Plains Mall	Cjovja, NM	—	2,218	11,768	—	919	2,218	12,687	14,905	1,127	2010		(c)
Pierre Bossier Mall	Bossier City, LA	51,846	7,522	38,247	817	11,470	8,339	49,717	58,056	3,415	2010		(c)
Sikes Senter	Wichita Falls, TX	47,822	5,915	34,075	—	2,494	5,915	36,569	42,484	4,721	2010		(c)
Silver Lake Mall	Coeur d'Alene, ID	—	3,237	12,914	—	205	3,237	13,119	16,356	1,254	2010		(c)
Southland Mall	Hayward, CA	72,067	23,407	81,474	—	6,729	23,407	88,203	111,610	8,994	2010		(c)
Southland Center	Taylor, MI	78,314	13,697	51,860	—	(378)	13,697	51,482	65,179	3,746	2010		(c)
Spring Hill Mall	West Dundee, IL	—	8,219	23,679	1,206	1,220	9,425	24,899	34,324	2,427	2010		(c)
Steeplegate Mall	Concord, NH	43,861	11,438	42,032	—	608	11,438	42,640	54,078	4,138	2010		(c)
The Boulevard Mall	Las Vegas, NV	81,353	34,523	46,428	758	3,829	35,281	50,257	85,538	5,278	2010		(c)
Three Rivers Mall	Kelso, WA	—	2,080	11,142	—	976	2,080	12,118	14,198	1,661	2010		(c)
Valley Hills Mall	Hickory, NC	51,107	10,047	61,817	—	625	10,047	62,442	72,489	6,112	2010		(c)
Vista Ridge Mall	Lewisville, TX	72,460	15,965	46,560	—	420	15,965	46,980	62,945	5,185	2010		(c)
Washington Park Mall	Bartlesville, OK	10,400	1,388	8,213	—	435	1,388	8,648	10,036	1,101	2010		(c)
West Valley Mall	Tracy, CA	47,260	31,340	38,316	—	3,515	31,340	41,831	73,171	4,799	2010		(c)
Westwood Mall	Jackson, MI	—	5,708	28,006	—	11	5,708	28,017	33,725	2,268	2010		(c)
White Mountain Mall	Rock Springs, WY	—	3,010	11,418	—	1,490	3,010	12,908	15,918	2,074	2010		(c)
Turtle Creek	Jonesboro, AR	84,363	22,254	79,579	—	—	22,254	79,579	101,833	—	2012		(c)

Total Properties		995,545	332,465	1,252,834	7,523	51,053	339,988	1,303,887	1,643,875	116,122
Other		287,946	—	—	—	8,880	—	8,880	8,880	214

Total Portfolio		1,283,491	332,465	1,252,834	7,523	59,933	339,988	1,312,767	1,652,755	116,336

(a)
See description of mortgages, notes, and loans payable in note 5 to the consolidated and combined financial statements.

(b)
The aggregate cost of land, buildings and improvements for federal income tax payments is approximately $1.6 billion.

(c)
Depreciation is computed based upon the following estimated lives:

Years
Buildings and improvements	40
Equipment and fixtures	5 - 10
Tenant improvements	Shorter of useful life or applicable lease term

Reconciliation of Real Estate

	2012	2011	2010
	(In thousands)
Balance at beginning of period	1,462,482	1,434,197	2,181,029
Additions	34,865	37,165	23,152
Acquisitions	176,242	—	—
Impairments	—	—	—
Acquisition accounting adjustments at emergence	—	—	(768,074)
Disposition and write-offs	(20,834)	(8,880)	(1,910)

Balance at end of period	1,652,755	1,462,482	1,434,197

Reconciliation of Accumulated Depreciation

	2012	2011	2010
	(In thousands)
Balance at beginning of period	72,620	9,908	536,216
Depreciation expense	64,550	71,592	57,306
Acquisition accounting adjustments at emergence	—	—	(580,290)
Disposition and write-offs	(20,834)	(8,880)	(3,324)

Balance at end of period	116,336	72,620	9,908

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROUSE PROPERTIES, INC.
By:	/s/ JOHN WAIN John Wain Chief Financial Officer (Principal Financial Officer)	March 7, 2013

        We, the undersigned officers and directors of Rouse Properties, Inc., hereby severally constitute Andrew Silberfein and John Wain, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this Annual Report of Form 10-K and generally to do all such things in our name and behalf in such capacities to enable Rouse Properties, Inc. to comply with the applicable provisions of the Securities Exchange Act of 1934, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys, or any of them, to any and all such amendments.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW SILBERFEIN Andrew Silberfein	Director and Chief Executive Officer (Principal Executive Officer)	March 7, 2013
/s/ JOHN WAIN John Wain	Chief Financial Officer (Principal Financial Officer)	March 7, 2013
/s/ TIMOTHY SALVEMINI Timothy Salvemini	Chief Accounting Officer (Principal Accounting Officer)	March 7, 2013
/s/ DAVID ARTHUR David Arthur	Director	March 7, 2013
/s/ JEFFREY BLIDNER Jeffrey Blidner	Director	March 7, 2013

Signature	Title	Date

/s/ RIC CLARK Ric Clark	Director	March 7, 2013
/s/ CHRISTOPHER HALEY Christopher Haley	Director	March 7, 2013
/s/ MICHAEL HEGARTY Michael Hegarty	Director	March 7, 2013
/s/ DAVID KRUTH David Kruth	Director	March 7, 2013
/s/ MICHAEL MULLEN Michael Mullen	Director	March 7, 2013
/s/ STEVEN SHEPSMAN Steven Shepsman	Director	March 7, 2013

Exhibit Index

Exhibit Number	Exhibit Description
2.1	Separation Agreement, dated as of January 12, 2012, between Rouse Properties, Inc. and General Growth Properties, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed January 19, 2012).
3.1	Amended and Restated Certificate of Incorporation of Rouse Properties, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed January 19, 2012).
3.2	Amended and Restated Bylaws of Rouse Properties, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed January 19, 2012).
3.3
Exchange Agreement, dated as of January 12, 2012, between Rouse Properties, Inc. and GGP Limited Partnership (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed January 19, 2012).
4.1
Registration Rights Agreement, dated March 26, 2012, between Rouse Properties, Inc. and affiliates of Brookfield Asset Management Inc. (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K, filed March 29, 2012).
10.1
Transition Services Agreement, dated as of January 12, 2012, among GGP Limited Partnership, General Growth Management, Inc. and Rouse Properties, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed January 19, 2012).
10.2
Tax Matters Agreement, dated as of January 12, 2012, between Rouse Properties, Inc. and General Growth Properties, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed January 19, 2012).
10.3
Employee Matters Agreement, effective as of January 12, 2012, among General Growth Management, Inc., GGP Limited Partnership and Rouse Properties, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed January 19, 2012).
10.4
Services Agreement, effective as of January 12, 2012, between Brookfield Asset Management Inc. and Rouse Properties, Inc. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed January 19, 2012).
10.5
Form of Indemnification Agreement between Rouse Properties, Inc. and individual directors and officers (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form 10, filed December 14, 2011).
10.6
Credit Agreement, dated as of January 12, 2012, among Rouse Properties, Inc. and the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, filed January 19, 2012).
10.7
Second Amendment to Credit Agreement, dated as of September 28, 2012, among Rouse Properties, Inc. and the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed October 4, 2012).

Exhibit Number	Exhibit Description
10.8	Third Amendment to Credit Agreement, dated as of January 22, 2013, among Rouse Properties, Inc. and the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed January 25, 2013)
10.9
Subordinated Credit Agreement, dated as of January 12, 2012, between Rouse Properties, Inc. and Trilon (Luxembourg) S.a.r.l., a wholly-owned subsidiary of Brookfield Asset Management Inc. (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K, filed January 19, 2012).
10.10	2012 Equity Incentive Plan for directors, employees and consultants (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K, filed March 29, 2012).
10.11	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K, filed March 29, 2012).
10.12	Form of Restricted Stock Award Agreement for employees (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K, filed March 29, 2012).
10.13	Form of Restricted Stock Award Agreement for directors (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K, filed March 29, 2012).
10.14
Non-Qualified Stock Option Agreement between Rouse Properties, Inc. and Andrew Silberfein, dated March 12, 2012 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K, filed March 29, 2012).
10.15
Restricted Stock Award Agreement between Rouse Properties, Inc. and Andrew Silberfein dated March 12, 2012 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K, filed March 29, 2012).
10.16
Restricted Stock Award Agreement between Rouse Properties, Inc. and Benjamin Schall, dated March 12, 2012 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K, filed March 29, 2012).
10.17
Employment Agreement between Andrew Silberfein and Rouse Properties, Inc., dated November 14, 2011 (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form 10, filed December 14, 2011).
10.18
Letter Agreement between Andrew Silberfein and Rouse Properties, Inc., dated November 14, 2011 (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form 10, filed December 14, 2011).
10.19
Employment Letter, effective as of September 25, 2012, between Rouse Properties, Inc. and John A. Wain (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed September 28, 2012).
10.20
Standby Purchase Agreement, dated as of December 16, 2011, by and among Rouse Properties, Inc., General Growth Properties, Inc., Brookfield US Corporation and Brookfield Asset Management Inc. (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form 10, filed December 20, 2011).
10.21	Employment Letter, effective as of February 21, 2012, between Rouse Properties, Inc. and Benjamin Schall.
21.1	List of Subsidiaries of Rouse Properties, Inc.

Exhibit Number	Exhibit Description
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Rouse Properties, Inc.'s. Annual Report on Form 10-K for the year ended December 31, 2012 has been filed with the SEC on March 7, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated and Combined Balance Sheets, (2) Consolidated and Combined Statements of Operations, (3) Consolidated and Combined Statements of Equity, (4) Consolidated and Combined Statements of Cash Flows and (5) Notes to Consolidated and Combined Financial Statements, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under these sections.