Form 10-Q
period 2013-03-31
Rouse Properties, Inc.
filed 2013-05-07
CIK 1528558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from                 to

COMMISSION FILE NUMBER 001-35287

ROUSE PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	90-0750824
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1114 Avenue of the Americas, Suite 2800, New York,	10036
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The number of shares of Common Stock, $0.01 par value, outstanding on May 3, 2013 was 49,641,716.

Rouse Properties Inc.

ROUSE PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2013	December 31, 2012
	(In thousands)
Assets:
Investment in real estate:
Land	$331,749	$339,988
Buildings and equipment	1,306,296	1,312,767
Less accumulated depreciation	(125,601)	(116,336)
Net investment in real estate	1,512,444	1,536,419
Cash and cash equivalents	13,295	8,092
Restricted cash	55,128	44,559
Demand deposit from affiliate	40,044	150,163
Accounts receivable, net	26,204	25,976
Deferred expenses, net	40,854	40,406
Prepaid expenses and other assets, net	88,906	99,458
Total assets	$1,776,875	$1,905,073

Liabilities:
Mortgages, notes and loans payable	$1,198,403	$1,283,491
Accounts payable and accrued expenses, net	80,606	88,686
Total liabilities	1,279,009	1,372,177

Commitments and contingencies	—	—

Equity:
Common stock: $0.01 par value; 500,000,000 shares authorized, 49,641,716 issued and outstanding at March 31, 2013 and 49,246,087 issued and 49,235,528 outstanding at December 31, 2012	497	493
Class B common stock: $0.01 par value; 1,000,000 shares authorized, 0 and 359,056 issued and 0 and 359,056 outstanding at March 31, 2013 and December 31, 2012	—	4
Additional paid-in capital	583,124	588,668
Accumulated deficit	(85,866)	(56,380)
Total stockholders’ equity	497,755	532,785
Non-controlling interest	111	111
Total equity	497,866	532,896
Total liabilities and equity	$1,776,875	$1,905,073

The accompanying notes are an integral part of these consolidated and combined financial statements.

ROUSE PROPERTIES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
	(In thousands, except per share amounts)
Revenues:
Minimum rents	$40,148	$37,212
Tenant recoveries	16,998	16,596
Overage rents	1,504	1,445
Other	1,229	1,155
Total revenues	59,879	56,408
Expenses:
Real estate taxes	5,874	5,990
Property maintenance costs	3,414	3,441
Marketing	679	461
Other property operating costs	14,405	14,399
Provision for doubtful accounts	139	263
General and administrative	4,852	5,144
Provision for impairment	21,661	—
Depreciation and amortization	16,675	18,274
Other	497	4,459
Total expenses	68,196	52,431
Operating income	(8,317)	3,977

Interest income	201	1
Interest expense	(21,335)	(29,989)
Loss before income taxes	(29,451)	(26,011)
Provision for income taxes	(35)	(66)
Net loss	$(29,486)	$(26,077)

Net loss per share - Basic and Diluted	$(0.60)	$(0.71)

Dividends declared per share	$0.13	$—

Comprehensive loss:
Net loss	$(29,486)	$(26,077)
Other comprehensive loss:
Net unrealized loss on financial instrument	—	(130)
Comprehensive loss	$(29,486)	$(26,207)

The accompanying notes are an integral part of these consolidated and combined financial statements.

ROUSE PROPERTIES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

(UNAUDITED)

		Class B						Accumulated
	Common	Common		Class B	Additional			Other	Non-
	Stock	Stock	Common	Common	Paid-In		Accumulated	Comprehensive	controlling	Total
	(shares)	(shares)	Stock	Stock	Capital	GGP Equity	Deficit	Loss	Interest	Equity
	(In thousands, except share amounts)
Balance at December 31, 2011	—	—	$—	$—	$—	$426,328	$—	$—	$—	$426,328
Net loss	—	—	—	—	—	(12,279)	(13,798)	—	—	(26,077)
Comprehensive loss	—	—	—	—	—	—	—	(130)	—	(130)
Distributions to GGP prior to spin-off	—	—	—	—	—	(8,394)	—	—	—	(8,394)
Issuance of 35,547,049 shares of common stock and 359,056 shares of Class B common stock related to the spin-off and transfer of GGP equity on the spin-off date	35,547,049	359,056	356	4	405,295	(405,655)	—	—	—	—
Issuance of 13,333,333 shares of common stock related to the rights offering	13,333,333	—	133	—	199,867	—	—	—	—	200,000
Offering costs	—	—	—	—	(7,932)	—	—	—	—	(7,932)
Issuance and amortization of stock compensation	334,539	—	3	—	769	—	—	—	—	772
Balance at March 31, 2012	49,214,921	359,056	$492	$4	$597,999	$—	$(13,798)	$(130)	$—	$584,567

Balance at December 31, 2012	49,235,528	359,056	$493	$4	$588,668	$—	$(56,380)	$—	$111	$532,896
Net loss	—	—	—	—	—	—	(29,486)	—	—	(29,486)
Conversion of Class B share to common shares	359,056	(359,056)	4	(4)	—	—	—	—	—	—
Dividends	—	—	—	—	(6,453)	—	—	—	—	(6,453)
Issuance and amortization of stock compensation	36,573	—	—	—	722	—	—	—	—	722
Sale of treasury stock	10,559	—	—	—	187	—	—	—	—	187
Balance at March 31, 2013	49,641,716	—	$497	$—	$583,124	$—	$(85,866)	$—	$111	$497,866

The accompanying notes are an integral part of these consolidated and combined financial statements.

ROUSE PROPERTIES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
	(In thousands)
Cash Flows from Operating Activities:
Net loss	$(29,486)	$(26,077)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	139	263
Depreciation	15,334	16,473
Amortization	1,341	1,801
Amortization/write-off of deferred finance costs	2,154	1,668
Amortization/write-off of debt market rate adjustments	1,886	11,681
Amortization of above/below market leases	4,650	6,436
Straight-line rent amortization	(964)	(1,499)
Provision for impairment	21,661	—
Stock based compensation	722	772
Net changes:
Accounts receivable	903	(579)
Prepaid expenses and other assets	3,045	2,615
Deferred expenses	(2,759)	(1,464)
Restricted cash	(1,359)	(1,874)
Accounts payable and accrued expenses	(6,244)	(2,838)
Net cash provided by operating activities	11,023	7,378

Cash Flows from Investing Activities:
Acquisition/development of real estate and property additions/improvements	(13,984)	(7,898)
Demand deposit from affiliate	110,000	—
Deposit for acquisition	(1,000)	—
Restricted cash	(9,209)	(11,690)
Net cash provided by (used in) investing activities	85,807	(19,588)

Cash Flows from Financing Activities:
Proceeds received from rights offering	—	200,000
Payments for offering costs	—	(7,551)
Change in GGP investment, net	—	(8,394)
Proceeds from refinance/issuance of mortgages, notes and loans payable	70,000	433,500
Borrowing under revolving line of credit	—	10,000
Principal payments on mortgages, notes and loans payable	(156,974)	(397,234)
Dividends paid	(3,470)	—
Deferred financing costs	(1,183)	(23,354)
Net cash provided by (used in) financing activities	(91,627)	206,967

Net change in cash and cash equivalents	5,203	194,757
Cash and cash equivalents at beginning of period	8,092	204
Cash and cash equivalents at end of period	$13,295	$194,961

Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest	$16,640	$17,337

Non-Cash Transactions:
Change in accrued capital expenditures included in accounts payable and accrued expenses	$1,899	$1,001
Dividends declared, not yet paid	6,461	—
Sale of treasury shares, not yet settled	187	—
Assumption of mortgage related to the acquisition of a property	—	62,000
Deferred finance costs included in accounts payable and accrued expenses	—	1,250
Offering costs included in accounts payable and accrued expenses	—	381

The accompanying notes are an integral part of these consolidated and combined financial statements.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1                                                 ORGANIZATION

Readers of this Quarterly Report should refer to the Company’s (as defined below) audited Consolidated and Combined Financial Statements for the year ended December 31, 2012 which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Annual Report”), as certain footnote disclosures which would substantially duplicate those contained in the Annual Report have been omitted from this Quarterly Report.  Capitalized terms used, but not defined in this Quarterly Report, have the same meanings as in the Annual Report.

General

Rouse Properties, Inc. is a Delaware corporation that was created to hold certain assets and liabilities of General Growth Properties, Inc.  Prior to January 12, 2012, Rouse Properties, Inc. and its subsidiaries (“Rouse” or the “Company”) was a wholly-owned subsidiary of GGP Limited Partnership (“GGP LP”). GGP distributed the assets and liabilities of 30 of its wholly-owned properties (“RPI Businesses”) to Rouse on January 12, 2012 (the “Spin-Off Date”).  Before the spin-off, the Company had not conducted any business as a separate company and had no material assets or liabilities. The operations, assets and liabilities of the business were transferred to us by GGP on the Spin-Off Date and are presented as if the transferred business was our business for all historical periods described.  As such, the Company’s assets and liabilities on the Spin-Off Date are reflective of GGP’s respective carrying values.  Unless the context otherwise requires, references to “we”, “us” and “our” refer to Rouse from January 12, 2012 through March 31, 2013 and RPI Businesses before January 12, 2012.  Before the Spin-Off Date, RPI Businesses were operated as subsidiaries of GGP, which operates as a real estate investment trust (“REIT”). After the Spin-Off Date, the Company elected to continue to operate as a REIT.

Principles of Combination and Consolidation and Basis of Presentation

The accompanying consolidated and combined financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The consolidated balance sheets as of March 31, 2013 and December 31, 2012 include the accounts of Rouse, as well as all subsidiaries of Rouse.  The accompanying consolidated and combined statements of operations for the three months ended March 31, 2013 include the consolidated accounts of Rouse and for the three months ended March 31, 2012 include the consolidated accounts of Rouse and the combined accounts of RPI Businesses.  The accompanying financial statements for the periods prior to the Spin-Off Date are prepared on a carve out basis from the consolidated financial statements of GGP using the historical results of operations and bases of the assets and liabilities of the transferred businesses and including allocations from GGP.  Accordingly, the results presented for the year ended March 31, 2012 reflect the aggregate operations and changes in cash flows and equity on a carved-out basis for the period from January 1, 2012 through January 12, 2012 and on a consolidated basis from January 13, 2012 through March 31, 2012.  All intercompany transactions have been eliminated in consolidation and combination as of and for the three months ended March 31, 2013 and 2012 except end-of-period intercompany balances on the Spin-Off Date between GGP and RPI Businesses which have been considered elements of RPI Businesses’ equity.

The Company operates in a single reportable segment referred to as its retail segment, which includes the operation, development and management of regional malls. Each of the Company’s operating properties is considered a separate operating segment, as each property earns revenues and incurs expenses, individual operating results are reviewed and discrete financial information is available.  All operations are within the United States, no customer or tenant comprises more than 10% of consolidated and combined revenues, and the properties have similar economic characteristics. As a result, the Company’s operating properties are aggregated into a single reportable segment.

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

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Pre-development costs, which generally include legal and professional fees and other directly-related third party costs, are capitalized as part of the property being developed.  In the event a development is no longer deemed to be probable, the costs previously capitalized are expensed.

Tenant improvements, either paid directly or in the form of construction allowances paid to tenants, are capitalized and depreciated over the shorter of the useful life or applicable lease term.  Maintenance and repair costs are charged to expense when incurred.  Expenditures for significant betterments and improvements are capitalized.  In leasing tenant space, the Company may provide funding to the lessee through a tenant allowance. In accounting for a tenant allowance, the Company determines whether the allowance represents funding for the construction of leasehold improvements and evaluates the ownership of such improvements. If the Company is considered the owner of the leasehold improvements for accounting purposes, it capitalizes the amount of the tenant allowance and depreciates it over the shorter of the useful life of the leasehold improvements or the related lease term. If the tenant allowance represents a payment for a purpose other than funding leasehold improvements, or in the event that the Company is not considered the owner of the improvements for accounting purposes, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of rental revenue on a straight-line basis.

Depreciation or amortization expense is computed using the straight-line method based upon the following estimated useful lives:

Years
Buildings and improvements	40
Equipment and fixtures	5 - 10
Tenant improvements	Shorter of useful life or applicable lease term

Impairment

Operating properties and intangible assets

Accounting for the impairment or disposal of long-lived assets require that if impairment indicators exist and the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment provision should be recorded to write down the carrying amount of such asset to its fair value. The Company reviews all real estate assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment indicators are assessed separately for each property and include, but are not limited to, significant decreases in real estate property net of operating income and occupancy percentages. Impairment indicators for pre-development costs, which are typically costs incurred during the beginning stages of a potential development and developments in progress, are assessed by project and include, but are not limited to, significant changes to the Company’s plans with respect to the project, significant changes in projected completion dates, revenues or cash flows, development costs, market factors and sustainability of development projects.

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

During the three months ended March 31, 2013, the Company determined there were changes to events and circumstances that changed management’s estimated holding period for an asset.  Management determined that the carrying value of the property was not recoverable and therefore required an impairment charge.  This impairment charge is included in provision for impairment in the Company’s Consolidated and Combined Statements of Operations and Comprehensive Loss.  For the three months ended March 31, 2013, the Company recorded an impairment charge on a property for $21.7 million as the aggregate carrying value was less than the fair value of the property.  No impairment charges related to the Company’s operating properties were recorded for three months ended March 31, 2012.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Cash and Cash Equivalents

The Company considers all demand deposits with a maturity of three months or less, at the date of purchase, to be cash equivalents.

Restricted Cash

Restricted cash consists of security deposits and cash escrowed under loan agreements for debt service, real estate taxes, property insurance, tenant improvements, capital renovations and capital improvements.

Revenue Recognition and Related Matters

Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. Minimum rent revenues also include amounts collected from tenants to allow the termination of their leases prior to their scheduled termination dates as well as the amortization related to above and below-market tenant leases on acquired properties. Minimum rent revenues also includes amortization of lease inducements and percentage rents in lieu of minimum rent from those leases where we receive a percentage of tenant revenues. The following is a summary of amortization of straight-line rent, lease termination income, net amortization related to above and below-market tenant leases, amortization of tenant inducements, and percentage rent in lieu of minimum rent for the three months ended March 31, 2013 and 2012:

	March 31, 2013	March 31, 2012
	(In thousands)
Straight-line rent amortization	$964	$1,499
Lease termination income	35	148
Net amortization of above and below-market tenant leases	(4,620)	(6,436)
Amortization of lease inducement	(250)	—
Percentage rents in lieu of minimum rent	2,185	2,002

Straight-line rent receivables represent the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases. The following is a summary of straight-line rent receivables, which are included in accounts receivable, net, in our consolidated and combined balance sheets and are reduced for allowances for doubtful accounts:

	March 31, 2013	December 31, 2012
	(In thousands)
Straight-line rent receivables, net	$10,659	$9,694

The Company provides an allowance for doubtful accounts against the portion of accounts receivable, including straight-line rents, which is estimated to be uncollectible. Such allowances are reviewed periodically based upon our recovery experience. The Company also evaluates the probability of collecting future rent which is recognized currently under a straight-line methodology. This analysis considers the long term nature of our leases, as a certain portion of the straight-line rent currently recognizable will not be billed to the tenant until future periods. The Company’s experience relative to unbilled straight-line rent receivable is that a certain portion of the amounts recorded as straight-line rental revenue are never collected from (or billed to) tenants due to early lease terminations. For that portion of the recognized deferred rent that is not deemed to be probable of collection, an allowance for doubtful accounts has been provided. Accounts receivable are shown net of an allowance for doubtful accounts of $2.7 million and $2.5 million as of March 31, 2013 and December 31, 2012, respectively.

Overage rent is paid by a tenant when its sales exceed an agreed upon minimum amount. Overage rent is calculated by multiplying the sales in excess of the minimum amount by a percentage defined in the lease. Overage rent is recognized on an accrual basis once tenant sales exceed contractual tenant lease thresholds. Recoveries from tenants are established in the leases

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

or computed based upon a formula related to real estate taxes, insurance and other shopping center operating expenses and are generally recognized as revenues in the period the related costs are incurred. The Company makes certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. The Company does not expect the actual results to materially differ from the estimated reimbursement.  Other revenues generally consist of amounts earned by the Company for vending, advertising, and marketing revenues earned at our malls and is recognized on an accrual basis over the related service period.

Loss Per Share

Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share reflects potential dilution of securities by adding other potential shares of common stock, including stock options and nonvested restricted stock, to the weighted-average number of shares of common stock outstanding for a period, if dilutive.  For the three months ended March 31, 2013 and 2012, there were 2,610,485 and 1,615,986 stock options outstanding that potentially could be converted into shares of common stock, respectively,  and 293,237 and 331,991 shares of nonvested restricted stock, respectively. These stock options and shares of restricted stock have been excluded from this computation, as their effect is anti-dilutive.  The Company had the following weighted-average shares outstanding:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Weighted average shares - basic and dilutive	49,332,151	36,785,376

Fair Value of Financial Instruments

The objective of fair value is to determine the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).  GAAP establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 — quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 — observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 — unobservable inputs that are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as consider counterparty credit risk in our assessment of fair value.  Considerable judgment is necessary to interpret Level 2 and 3 inputs in determining the fair value of our financial and non-financial assets and liabilities.  Accordingly, the Company’s fair value estimates, which are made at the end of each reporting period, may be different than the amounts that may ultimately be realized upon the sale or disposition of these assets.

The following table summarizes the assets that are measured at fair value on a nonrecurring basis as a result of the impairment charges recorded for the three months ended March 31, 2013:

	Total Fair Value Measurement	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Three months ended March 31, 2013
Investment in real estate (1)	$61,657	—	—	$61,657

(1) Refer to “Impairment” above for more information regarding impairment.

The Company estimates fair value relating to impairment assessments based upon discounted cash flows that include all projected cash inflows and outflows over a specific holding period. Such projected cash flows are comprised of contractual rental revenues and forecasted rental revenues and expenses based upon market conditions and expectations for growth. Capitalization rates and discount rates utilized in these models are based on a reasonable range of current market rates for each property analyzed. Based upon these inputs, the Company determined that its valuation of a property using a discounted cash flow model was classified within Level 3 of the fair value hierarchy.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth quantitative information about the unobservable inputs of the Company’s Level 3 real estate, which are recorded at fair value as of March 31, 2013:

Unobservable Quantative Inputs
Discount rate	11.0%
Terminal capitalization rate	9.5%

The Company’s financial instruments are short term in nature and as such their fair values approximate their carrying amount in our consolidated and combined financial statements except for debt. As of March 31, 2013 and December 31, 2012, management’s required estimates of fair value are presented below. The Company estimated the fair value of the debt using a future discounted cash flow analysis based on the use and weighting of multiple market inputs being considered.  Based on the frequency and availability of market data, the inputs used to measure the estimated fair value of debt are Level 3 inputs.  The primary sensitivity in these calculations is based on the selection of appropriate discount rates.

	March 31, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Fixed-rate debt	$1,010,457	$1,028,824	$995,545	$1,040,964
Variable-rate debt	187,946	191,819	287,946	287,946
Total mortgages, notes and loans payable	$1,198,403	$1,220,643	$1,283,491	$1,328,910

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

	Gross Asset	Accumulated Amortization	Net Carrying Amount
	(In thousands)
As of March 31, 2013
Deferred lease costs	$34,117	$(10,484)	$23,633
Deferred financing costs	25,684	(8,463)	17,221
Total	$59,801	$(18,947)	$40,854

As of December 31, 2012
Deferred lease costs	$31,397	$(9,162)	$22,235
Deferred financing costs	25,068	(6,897)	18,171
Total	$56,465	$(16,059)	$40,406

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Intangible Assets and Liabilities

The following table summarizes our intangible assets and liabilities as a result of the application of acquisition accounting:

	Gross Asset (Liability)	Accumulated (Amortization)/ Accretion	Net Carrying Amount
	(In thousands)
As of March 31, 2013
Tenant leases:
In-place value	$95,325	$(42,339)	$52,986
Above-market	143,936	(63,004)	80,932
Below-market	(51,509)	19,362	(32,147)
Ground leases:
Below-market	2,173	(298)	1,875

As of December 31, 2012
Tenant leases:
In-place value	$97,887	$(39,681)	$58,206
Above-market	151,936	(62,529)	89,407
Below-market	(53,558)	18,490	(35,068)
Ground leases:
Below-market	2,173	(267)	1,906

The gross asset balances of the in-place value of tenant leases are included in buildings and equipment on the Company’s Consolidated Balance Sheets. Acquired in-place tenant leases are amortized over periods that approximate the related lease terms. The above-market tenant and below-market ground leases are included in prepaid expenses and other assets, and below-market tenant leases are included in accounts payable and accrued expenses as detailed in Notes 3 and 5, respectively. Above and below-market lease values are amortized to revenue over the non-cancelable terms of the respective leases (averaging approximately five years for tenant leases and approximately 35 years for ground leases).

Amortization of these intangible assets and liabilities decreased our income by $9.6 million and $13.4 million for the three months ended March 31, 2013 and 2012, respectively.

Future amortization of our intangible assets and liabilities is estimated to decrease income by an additional $33.6 million for the remainder of 2013, $24.6 million in 2014, $18.5 million in 2015, $13.3 million in 2016, $9.1 million in 2017, and $4.2 million in 2018.

Asset Retirement Obligations

The Company evaluated any potential asset retirement obligations, including those related to disposal of asbestos containing materials and environmental remediation liabilities. The Company recognizes the fair value of such obligations in the period incurred if a reasonable estimate of fair value can be determined.  As of March 31, 2013 and December 31, 2012, the Company recorded a preliminary estimate of the cost of the environmental remediation liability of approximately $4.6 million and $4.5 million, respectively, which is included in other liabilities within the accompanying consolidated and combined balance sheets. The ultimate cost of remediation to be incurred by the Company in the future may differ from the estimates as of March 31, 2013.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

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

NOTE 3                                                 PREPAID EXPENSES AND OTHER ASSETS, NET

The following table summarizes the significant components of prepaid expenses and other assets, net:

	March 31, 2013	December 31, 2012
	(In thousands)
Above-market tenant leases, net (Note 2)	$80,932	$89,407
Deposits	1,789	796
Below-market ground leases, net (Note 2)	1,875	1,906
Prepaid expenses	3,443	3,563
Other	867	3,786
Total prepaid expenses and other assets, net	$88,906	$99,458

NOTE 4                                                 MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable are summarized as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$1,010,457	$995,545
Variable-rate debt:
Collateralized mortgages, notes and loans payable	187,946	287,946
Total mortgages, notes and loans payable (1)	$1,198,403	$1,283,491

(1)         Net of $31.9 million and $33.8 million of non-cash debt market rate adjustments as of March 31, 2013 and December 31, 2012, respectively.

On the Spin-Off Date, the Company entered into a senior secured credit facility (“Senior Facility”) with a syndicate of banks, as lenders, and Wells Fargo Bank, National Association, as administrative agent, and Wells Fargo Securities, LLC, RBC Capital Markets, LLC, and U.S. Bank National Association, as joint lead arrangers that provided borrowings on a revolving basis of up to $50.0 million (the “Revolver”) and a senior secured term loan (the “Term Loan” and together with the Revolver, the “Facilities”) which provided an advance of approximately $433.5 million and is a direct obligation to the Company. The Facilities closed concurrently with the consummation of the spin-off and have a term of three years.  During 2012, the outstanding balance on the Term Loan decreased from $433.5 million to $287.9 million due to the repayments on the Term Loan concurrent with the refinancing of the Pierre Bossier, Southland Center, and Animas Valley Malls.  In addition, during 2012, the interest rate was renegotiated from LIBOR plus 5.0% (with a LIBOR floor of 1.0%) to LIBOR plus 4.5% (with no LIBOR floor).  In January 2013, the Company paid down an additional $100.0 million on our Term Loan and increased our

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Revolver from $50.0 million to $150.0 million in order to maintain the same level of liquidity.  As of March 31, 2013, the outstanding balance on the Term Loan was $187.9 million and no amounts were drawn on the Revolver.

The Company is required to pay an unused fee related to the Revolver equal to 0.30% per year if the aggregate unused amount is greater than or equal to 50% of the Revolver or 0.25% per year if the aggregate unused amount is less that 50% of the Revolver.

The Senior Facility has affirmative and negative covenants that are customary for a real estate loan, including, without limitation, restrictions on incurrence of indebtedness and liens on the mortgage collateral; restrictions on pledges; restrictions on subsidiary distributions; with respect to the mortgage collateral, limitations on our ability to enter into transactions including mergers, consolidations, sales of assets for less than fair market value and similar transactions; conduct of business; restricted distributions; transactions with affiliates; and limitation on speculative hedge agreements. In addition, we are required to comply with financial maintenance covenants relating to the following: (1) net indebtedness to value ratio, (2) liquidity, (3) minimum fixed charge coverage ratio, (4) minimum tangible net worth, and (5) minimum portfolio debt yield. Failure to comply with the covenants in the Senior Facility would result in a default under the credit agreement governing the Facilities and, absent a waiver or an amendment from our lenders, permit the acceleration of all outstanding borrowings under the Senior Facility, which would also result in a cross-default of our Subordinated Facility (as described below).  The Company is in compliance with these financial maintenance covenants as of March 31, 2013.

During 2012, the Company also entered into a subordinated unsecured revolving credit facility with a wholly-owned subsidiary of Brookfield Asset Management, Inc., a related party, that provides borrowings on a revolving basis of up to $100.0 million (the “Subordinated Facility”). The Subordinated Facility has a term of three years and six months and will bear interest at LIBOR (with a LIBOR floor of 1%) plus 8.50%.  The default interest rate following a payment event of default under the Subordinated Facility will be 2.00% more than the then applicable interest rate.  Interest will be payable monthly.  In addition, the Company is required to pay a semiannual revolving credit fee of $0.25 million.  As of March 31, 2013, no amounts have been drawn from the Subordinated Facility.

The Company has individual Property-Level Debt (the “Property-Level Debt”) on 18 of its 32 assets, representing approximately $1,042.4 million (excluding $31.9 million of market rate adjustments) as of March 31, 2013. The Property-Level Debt has a weighted average interest rate of 5.25% and an average remaining term of 4.6 years. The Property-Level Debt is stand-alone (not cross-collateralized) first mortgage debt and is non-recourse with the exception of customary contingent guarantees/indemnities.

During January 2013 the Boulevard Mall was moved into special servicing.  The Company is not in default on this loan as of March 31, 2013.

The Company entered into a hedge transaction related to a portion of its Term Loan at a cost of approximately $0.1 million during 2012.  This hedge transaction was for an interest rate cap with a notional amount of $110.0 million and caps the daily LIBOR at 1%.  The interest rate cap expired on January 12, 2013.

On March 6, 2013, the Company placed a new non-recourse mortgage loan on the Lakeland Mall located in Lakeland, FL for $65.0 million.  The loan bears interest at a fixed rate of 4.17%, is amortizing, and does have a term of ten years.  This loan replaced a $50.3 million loan that had a fixed rate of 5.12% and was the only mortgage in its portfolio that was due in 2013.  Net proceeds to the Company after related closing costs and defeasance was approximately $13.4 million.

On March 21, 2013, the loan associated with the Lakeland Mall was increased by $5.0 million in order to partially fund the acquisition of an anchor previously owned by a third property.  The additional $5.0 million loan has the same terms as the Lakeland Mall loan that closed on March 6, 2013.

As of March 31, 2013, $1,629.2 million of land, buildings and equipment (before accumulated depreciation) have been pledged as collateral for our mortgages, notes and loans payable. Certain mortgage notes payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance. The weighted-average interest rate on our collateralized mortgages, notes and loans payable was approximately 5.2% as of March 31, 2013 and December 31, 2012.  As of March 31, 2013, the average remaining term was 4.1 years.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5                                                 ACCOUNTS PAYABLE AND ACCRUED EXPENSES, NET

The following table summarizes the significant components of accounts payable and accrued expenses, net:

	March 31, 2013	December 31, 2012
	(In thousands)
Below-market tenant leases, net (Note 2)	$32,147	$35,068
Accounts payable and accrued expenses	10,731	12,696
Accrued interest	4,124	3,546
Accrued real estate taxes	7,774	9,894
Accrued dividend	6,461	3,479
Deferred income	2,621	3,201
Accrued payroll and other employee liabilities	2,125	1,230
Construction payable	8,454	9,979
Tenant and other deposits	1,302	1,629
Asset retirement obligation liability	4,558	4,503
Other	309	3,461
Total accounts payable and accrued expenses, net	$80,606	$88,686

NOTE 6                                                 INCOME TAXES

RPI Businesses historically operated under GGP’s REIT structure. The Company has elected to be taxed as a REIT in connection with the filing of its tax return for the 2011 fiscal year.  Subject to its ability to meet the requirements of a REIT, the Company intends to maintain this status in future periods. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including requirements to distribute at least 90% of our ordinary taxable income and to either distribute capital gains to stockholders, or pay corporate income tax on the undistributed capital gains. In addition, the Company is required to meet certain asset and income tests.

As a REIT, the Company will generally not be subject to corporate level federal income tax on taxable income that it distributes currently to our stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates, including any applicable alternative minimum tax, and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on our income or property, and to federal income and excise taxes on our undistributed taxable income.

The Company has a subsidiary which it elected to treat as a taxable REIT subsidiary (TRS) which is subject to federal and state income taxes.  For the three months ended March 31, 2013 and 2012, the Company incurred approximately $0.03 million in taxes associated with the TRS subsidiary.

NOTE 7                                                 COMMON STOCK

On January 12, 2012, GGP distributed the assets and liabilities of RPI Businesses to Rouse. Pursuant to the spin-off, the Company received certain of the assets and liabilities of GGP. Upon this spin-off the Company issued 35,547,049 shares of our common stock to the existing GGP shareholders. In connection therewith $405.3 million of GGP’s equity was converted to paid in capital. The GGP shareholders received approximately 0.0375 shares of Rouse common stock for every share of GGP common stock owned as of the record date of December 31, 2011. The Company also issued 359,056 shares of our Class B common stock, par value $0.01 per share, to GGP LP.  The Class B common stock has the same rights as the Rouse common stock, except the holders of Class B common stock do not have any voting rights. The Class B common stock can be converted into common stock beginning on January 1, 2013 upon the request of the stockholder.  On February 6, 2013, the 359,056 shares of our Class B common stock were converted into 359,056 shares of our common stock.

On March 26, 2012, the Company completed a rights offering and backstop purchase. Under the terms of the rights offering and backstop purchase, the Company issued 13,333,333 shares of our common stock at a subscription price of $15.00 per share. Net

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

proceeds of the rights offering and backstop purchase approximated $191.6 million.  Brookfield Asset Management, Inc. and its affiliates and co-investors (collectively, “Brookfield”) own approximately 54.38% of the Company as of March 31, 2013.

On February 28, 2013, the Company’s Board of Directors declared a first quarter common stock dividend of $0.13 per share which was paid on April 29, 2013 to stockholders of record on April 15, 2013.

On March 26, 2013, the Company sold 10,559 shares of the Company’s common stock that were held as treasury stock at a price of $17.91 per share.

NOTE 8                                                 STOCK BASED COMPENSATION PLANS

Incentive Stock Plans

In January 2012, the Company adopted the Rouse Properties, Inc. 2012 Equity Incentive Plan (the “Equity Plan”).  The number of shares of common stock reserved for issuance under the Equity Plan is 4,887,997. The Equity Plan provides for grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, other stock-based awards and performance-based compensation (collectively, the “Awards”). Directors, officers, other employees and consultants of Rouse and its subsidiaries and affiliates are eligible for Awards.  No participant may be granted more than 2,500,000 shares.  The Equity Plan is not subject to the Employee Retirement Income Security Act of 1974, as amended.

Stock Options

Pursuant to the Equity Plan, the Company granted stock options to certain employees of the Company.  The vesting terms of these grants are specific to the individual grant.  In general, participating employees are required to remain employed for vesting to occur (subject to certain limited exceptions).  In the event that a participating employee ceases to be employed by the Company, any options that have not vested will generally be forfeited.  Stock options generally vest annually over a five year period.

The following tables summarize stock option activity for the Equity Plan for the three months ended March 31, 2013 and 2012:

	2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock options outstanding at January 1	1,945,643	$14.64	—	$—
Granted	695,900	16.48	1,615,986	14.72
Exercised	—	—	—	—
Forfeited	(31,058)	14.25	—	—
Expired	—	—	—	—
Stock options outstanding at March 31	2,610,485	15.14	1,615,986	14.72

	Stock Options Outstanding
Issuance	Shares		Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price
March 2012	1,559,028	(1)	9.00	$14.72
May 2012	21,900		9.17	13.71
August 2012	36,400		9.42	13.75
October 2012	297,257		9.50	14.47
February 2013	695,900		9.92	16.48
Outstanding at March 31, 2013	2,610,485		9.31	15.14

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

(1)         During the three months ended March 31, 2013, 315,097 of stock options became fully vested.  The intrinsic value of these options that vested during the three months ended March 31, 2013 was $1.1 million.

The company recognized $0.3 million in compensation expense related to the stock options for the three months ended March 31, 2013 and 2012.

Restricted Stock

Pursuant to the Equity Plan, the Company granted restricted stock to certain employees and non-employee directors.  The vesting terms of these grants are specific to the individual grant, and are generally three to four year periods.  In general, participating employees are required to remain employed for vesting to occur (subject to certain limited exceptions).  In the event that a participating employee ceases to be employed by the Company, any shares that have not vested will generally be forfeited. Dividends are paid on restricted stock and are not returnable, even if the underlying stock does not ultimately vest.

The following table summarizes restricted stock activity for the three months ended March 31, 2013 and 2012:

	2013		2012
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock grants outstanding at January 1	263,669	$14.69	—	$—
Granted	36,573	16.48	334,539	14.72
Forfeited	(4,160)	14.72	—	—
Cancelled	—	—	—	—
Vested	(2,845)	16.48	(2,548)	14.72
Nonvested restricted stock grants outstanding at March 31	293,237	14.87	331,991	14.72

The weighted average remaining contractual term (in years) of granted, nonvested awards, as of March 31, 2013 was 1.7 years.

The Company recognized $0.4 million in compensation expense related to the restricted stock for the three months ended March 31, 2013 and 2012.

Other Disclosures

The estimated values of options granted in the table above are based on the Black-Scholes pricing model using the assumptions in the table below.  The estimate of the risk-free interest rate is based on the average of a 5- and 10-year U.S. Treasury note on the date the options were granted.  The estimate of the dividend yield and expected volatility is based on a review of publicly-traded peer companies.  The expected life is computed using the simplified method as the Company does not have historical share option data.  The fair value of each option grant is estimated on the date of grant using the Black Scholes pricing model with the following 2013 weighted-average assumptions:

Risk-free interest rate	1.10%
Dividend yield	4.25%
Expected volatility	26.00%
Expected life (in years)	6.50

As of March 31, 2013, total compensation expense which had not yet been recognized related to nonvested options and restricted stock grants was $10.3 million. Of this total, $2.3 million is expected to be recognized in 2013, $3.1 million in 2014, $2.5 million in 2015, $1.7 million in 2016, $0.6 million in 2017, and $0.1 million in 2018.  These amounts may be impacted by future grants, changes in forfeiture estimates or vesting terms, and actual forfeiture rates differing from estimated forfeitures.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9                                                                                                 NON-CONTROLLING INTEREST

Non-controlling interest on the Company’s Consolidated Balance Sheets represents Series A Cumulative Non-Voting Preferred Stock (“Preferred Shares”) of Rouse Holdings, Inc. (Holdings), a subsidiary of Rouse.  Holdings issued 111 Preferred Shares at a par value of $1,000 per share to third parties on June 29, 2012.  The Preferred Shareholders are entitled to a cumulative preferential annual cash dividend of 12.5%.  These Preferred Shares may only be redeemed at the option of Holdings for $1,000 per share plus all accrued and unpaid dividends.  Furthermore, in the event of a voluntary or involuntary liquidation of Holdings the Preferred Shareholders are entitled to a liquidation preference of $1,000 per share plus all accrued and unpaid dividends.  The Preferred Shares are not convertible into or exchangeable for any property or securities of Holdings.

NOTE 10                                          RELATED PARTY TRANSACTIONS

Transition Services Agreement with GGP

The Company has entered into a transition services agreement with GGP whereby GGP or its subsidiaries provide to us, on a transitional basis, certain specified services for various terms not exceeding 18 months following the spin-off. The services that GGP provides to the Company include, among others, payroll, human resources and employee benefits, financial systems management, treasury and cash management, accounts payable services, telecommunications services, information technology services, asset management services, legal and accounting services and various other corporate services. The charges for the transition services generally are intended to allow GGP to fully recover the costs directly associated with providing the services, plus a level of profit consistent with an arm’s length transaction together with all out-of-pocket costs and expenses. The charges of each of the transition services are generally based on an hourly fee arrangement and pass-through out-of-pocket costs. The Company may terminate certain specified services by giving prior written notice to GGP of any such termination.  Costs associated with the transition services agreement were $0.1 million and $0.5 million for the three months ended March 31, 2013 and 2012, respectively, and approximately $0.1 million of these costs were payable as of March 31, 2013.

Office Lease with Brookfield

Upon its spin-off from GGP, the Company assumed a 10-year lease agreement with Brookfield, as landlord, for office space for our corporate office in New York City. Costs associated with the office lease were $0.3 million and $0.2 million for the three months ended March 31, 2013 and 2012 , respectively, and $0.1 million was payable as of March 31, 2013.  In addition, the landlord completed the build out of the Company’s office space during 2012 for $1.7 million of which $0.2 million was payable as of March 31, 2013. The costs associated with the build out of its office space was capitalized in buildings and equipment.

During the year end 2012, the Company entered into a 5-year lease agreement with Brookfield, as landlord, for office space for our regional office in Dallas, Texas.  The lease commenced in October 2012 with no payments due for the first 12 months. No amounts are payable as of March 31, 2013.

Subordinated Credit Facility with Brookfield

The Company entered into a Subordinated Facility with a wholly-owned subsidiary of Brookfield, as lender, for a $100.0 million revolving credit facility.  The Company paid a one time upfront fee of $0.5 million related to this facility in 2012.  In addition, the Company is required to pay a semi-annual revolving credit fee of $0.3 million related to this facility.  As of March 31, 2013, no amounts have been drawn on this Subordinated Facility and $0.1 million are payable related to the revolving credit fee.

Business Infrastructure Costs

Upon its spin-off from GGP, the Company commenced the development of its information technology platform.  The development of this platform requires us to purchase, design and create various information technology applications and infrastructure.  Brookfield Corporate Operations, LLC (“BCO”) has been engaged to assist in the project development and to procure the various applications and infrastructure of the Company.  As of March 31, 2013, the Company has incurred $6.8 million of infrastructure costs which are capitalized in buildings and equipment, of which $0.3 million was payable as of March 31, 2013.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Financial Service Center

The Company engaged BCO’s financial service center to manage certain administrative services of Rouse such as accounts payable and receivable, employee expenses, lease administration, and other similar types of services.  Approximately $0.3 million in costs were incurred for the three months ended March 31, 2013.  No amounts are payable as of March 31, 2013.

The Company was also required to pay a monthly information technology services fee to BCO.  Approximately $0.5 million in costs were incurred for the three months ended March 31, 2013, of which $0.03 million was payable as of March 31, 2013.

Demand Deposit from Brookfield U.S. Holdings

In August 2012, the Company entered into an agreement with Brookfield U.S. Holdings (U.S. Holdings) to place funds into an interest bearing account which earns interest at LIBOR plus 1.05% per annum.  The Demand deposit is secured by a note from U.S. Holdings and guaranteed by Brookfield Asset Management Inc.  The Demand deposit had an original maturity of February 14, 2013 and was extended to August 14, 2013, however, the Company may demand the funds earlier by providing U.S. Holdings a three day notice.  The Company earned approximately $0.2 million in interest income for the three months ended March 31, 2013.  No interest income was earned for the three months ended March 31, 2012.  As of March 31, 2013, the Company has $40.0 million on deposit with Brookfield which is recorded as a Demand deposit from affiliate in the Company’s Consolidated Balance Sheets.

NOTE 11                                          SUBSEQUENT EVENTS

On May 2, 2013, the Company’s Board of Directors declared a second quarter common stock dividend of $0.13 per share which will be paid on July 31, 2013 to stockholders of record on July 15, 2013.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

There are several factors, many beyond our control, which could cause results to differ materially from our expectations, some of which are described in Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012 .  These factors are incorporated herein by reference. Any factor could by itself, or together with one or more other factors, adversely affect our business, results of operations or financial condition.

Overview—Introduction

As of March 31, 2013, our portfolio consisted of 32 regional malls in 20 states totaling over 22.5 million square feet of retail and ancillary space. We elected to be treated as a REIT in connection with the filing of our federal income tax return for the 2011 taxable year.  Subject to our ability to meet the requirements of a REIT, we intend to maintain this status in future periods.

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

Our objective is to achieve high growth in NOI, Core NOI, FFO and Core FFO by leasing, operating and repositioning retail properties with locations that are either market dominant (the only mall within an extended distance) or trade area dominant (positioned to be the premier mall serving the defined regional consumer). We plan to continue to control costs and to deliver an appropriate tenant mix, higher occupancy rates and increased sales productivity, resulting in higher minimum rents.

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

Overview—Basis of Presentation

We were formed in August 2011 for the purpose of holding certain assets and assuming certain liabilities of GGP. Following the distribution of these assets and liabilities to us on January 12, 2012, we began operating our business as a stand-alone owner and operator of regional malls. The financial information included in this Quarterly Report has been presented on a consolidated basis for the period after the Spin-Off Date. The financial information is presented on a combined basis prior to the Spin-Off Date as the entities were under common control and ownership, and reflects the allocation of certain overhead items within property management and other costs in the accompanying combined financial statements.

Recent Developments

On January 22, 2013, we paid down $100.0 million on our Term Loan and increased our Revolver to $150.0 million in order to maintain our current level of liquidity.  As of March 31, 2013, the outstanding balance on the Term Loan is $187.9 million and no amounts are drawn on the Revolver.

On February 28, 2013, the Board of Directors declared a first quarter common stock dividend of $0.13 per share, which was an increase of $0.06 per share from our previous dividend.  The dividend was paid on April 29, 2013 to stockholders of record on April 15, 2013.

On March 6, 2013, we placed a new non-recourse mortgage loan on the Lakeland Mall located in Lakeland, FL for $65.0 million.  The loan bears interest at a fixed rate of 4.17% and has a term of ten years.  This loan replaced a $50.3 million loan that had a fixed rate of 5.12% and was the only mortgage in our portfolio that was due in 2013.  Net proceeds to us after related closing costs and defeasance was approximately $13.4 million.

On March 21, 2013, we increased the loan associated with the Lakeland Mall $5.0 million in order to partially fund the acquisition of an anchor previously owned by a third property.  The additional $5.0 million loan has the same terms as the Lakeland Mall loan that closed on March 6, 2013.

Operating Metrics

The following table represents the leases that we signed during the three months ended March 31, 2013:

2013 Leasing Activity(1)(2)	No. of Leases	SF	Term (in years)	Initial Rent PSF	Average Rent PSF
New Leases
Under 10,000 sq. ft.	21	58,755	8.1	$30.16	$32.45
Over 10,000 sq. ft.	8	241,266	9.9	11.19	10.85
Total New Leases	29	300,021	9.6	14.91	15.08

Renewal Leases
Under 10,000 sq. ft.	46	102,795	3.7	$30.71	$31.71
Over 10,000 sq. ft.	4	72,495	4.5	6.59	6.99
Total Renewal Leases	50	175,290	4.0	20.74	21.49

Sub-Total	79	475,311	7.5	17.06	17.44

Percent in Lieu	10	54.458	n.a.	n.a.	n.a.

Total Q1 2013	89	529,769	7.5	$17.06	$17.44

(1)         Represents signed leases as of March 31, 2013.

(2)         Represents signed leases for malls and excludes traditional anchor stores.

Results of Operations

Three Months Ended March 31, 2013 compared to the Three Months Ended March 31, 2012

	March 31, 2013	March 31, 2012	$ Change	% Change
		(In thousands)
Revenues:
Minimum rents	$40,148	$37,212	$2,936	7.9%
Tenant recoveries	16,998	16,596	402	2.4
Overage rents	1,504	1,445	59	4.1
Other	1,229	1,155	74	6.4
Total revenues	59,879	56,408	3,471	6.2
Expenses:
Real estate taxes	5,874	5,990	(116)	(1.9)
Property maintenance costs	3,414	3,441	(27)	(0.8)
Marketing	679	461	218	47.3
Other property operating costs	14,405	14,399	6	—
Provision for doubtful accounts	139	263	(124)	(47.1)
General and administrative	4,852	5,144	(292)	(5.7)
Provision for impairment	21,661	—	21,661	100.0
Depreciation and amortization	16,675	18,274	(1,599)	(8.8)
Other	497	4,459	(3,962)	(88.9)
Total expenses	68,196	52,431	15,765	30.1
Operating income	(8,317)	3,977	(12,294)	>(100.0)

Interest income	201	1	200	>100.0
Interest expense	(21,335)	(29,989)	8,654	28.9
Loss before income taxes	(29,451)	(26,011)	(3,440)	(13.2)
Provision for income taxes	(35)	(66)	31	47.0
Net loss	$(29,486)	$(26,077)	$(3,409)	(13.1)%

Revenues

Total revenues increased $3.5 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  The comparable properties owned during the three months ended March 31, 2013 and 2012 generated a $0.1 million increase in total revenues.  The remaining increase is related to the 2012 property acquisitions of Grand Traverse Mall and the Mall at Turtle Creek.

Operating Expenses

Property operating expenses decreased $0.04 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  Property operating expenses include real estate taxes, property maintenance costs, marketing, other property operating costs, and provision for doubtful accounts.  The comparable properties owned for the three months ended March 31, 2013 and 2012 decreased approximately $1.0 million and 2012 property acquisitions contributed to the increase of approximately $1.0 million.  The comparable property decrease of $1.0 million is primarily related to decreases in other property operating costs of $0.6 million and provision for doubtful accounts of $0.1 million.  Other property operating costs decreased due to professional fees incurred at the property level and provision for doubtful accounts decreased due to a reduction in the bad debt reserve that was required as of March 31, 2013.

Provision for impairment for the three months ended March 31, 2013 resulted in a charge of $21.7 million due to a property impairment analysis that indicated the property was not recoverable.  No impairment charges were recorded for the three months ended March 31, 2012.

Depreciation and amortization decreased $1.6 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  The change is primarily due to the decrease in amortization of in-place leases due to tenant lease expirations.

Other expenses decreased $4.0 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to initial costs incurred by the Company during its first year of stand alone operations.  These other costs included $1.2 million in signing bonuses, $1.0 million for severance expenses, and other formation costs of the Company.

Other Income and Expenses

Interest income increased $0.2 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  The increase is due to the interest income earned on the demand deposit from Brookfield U.S. Holdings, see Note 10 to our Consolidated and Combined Financial Statements.

Interest expense decreased $8.7 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  The decrease is primarily related to the $9.0 million write-off of market rate adjustments that was incurred in January 2012 upon the spin-off of the Company and the refinancing of various loans.

Liquidity and Capital Resources

Our primary uses of cash include payment of operating expenses, working capital, capital expenditures, debt repayment, including principal and interest, reinvestment in properties, development and redevelopment of properties, acquisitions, tenant allowances, and dividends.

Our primary sources of cash are operating cash flow, refinancings of existing loans, equity previously raised from our rights offering, borrowings under our revolver and borrowings under our subordinated revolving credit facility and the funds from our demand deposit.

Our short-term (less than one year) liquidity requirements include recurring operating costs, capital expenditures, debt service requirements, and dividend requirements on our shares of common stock.  We anticipate that these needs will be met with cash flows provided by operations and funds available under our Revolver.

Our long-term (greater than one year) liquidity requirements include scheduled debt maturities, capital expenditures to maintain, renovate and expand existing malls, property acquisitions, and development projects.  Management anticipates that net cash provided by operating activities, the funds available under our Revolver and Subordinated Facility (as each is described below) and funds from our demand deposit will provide sufficient capital resources to meet our long-term liquidity requirements.

As of March 31, 2013, our combined contractual debt, excluding non-cash debt market rate adjustments, was approximately $1.2 billion. The aggregate principal and interest payments due on our outstanding indebtedness as of March 31, 2013 is approximately $69.7 million for the year ending 2013 and approximately $303.6 million for the year ending 2014.

Financings

Senior Secured Credit Facility.  On the Spin-Off Date, we entered into a senior secured credit facility (“Senior Facility”) with a syndicate of banks, as lenders, and Wells Fargo Bank, National Association, as administrative agent, and Wells Fargo Securities, LLC, RBC Capital Markets, LLC, and U.S. Bank National Association, as joint lead arrangers, that provided borrowings on a revolving basis of up to $50.0 million (the “Revolver”) and a senior secured term loan (the “Term Loan” and together with the Revolver, the “Facilities”) which provided an advance of approximately $433.5 million and is a direct obligation to us. The Facilities closed concurrently with the consummation of the spin-off and have a term of three years.  During 2012, the outstanding balance on the Term Loan decreased from $433.5 million to $287.9 million due to the repayments on the Term Loan concurrent with the refinancing of the Pierre Bossier, Southland Center, and Animas Valley Malls.  In addition, during 2012, the interest rate was renegotiated from LIBOR plus 5.0% (with a LIBOR floor of 1.0%) to LIBOR plus 4.5% (with no LIBOR floor).  During 2013, we paid down an additional $100.0 million on our Term Loan and increased our Revolver from $50.0 million to $150.0 million in order to maintain the same level of liquidity.  As of March 31, 2013, the outstanding balance on the Term Loan was $187.9 million and no amounts were drawn on the Revolver.

We are required to pay an unused fee, paid quarterly in arrears, related to the Revolver equal to 0.30% per year if the aggregate unused amount is greater than or equal to 50% of the Revolver or 0.25% per year if the aggregate unused amount is less that 50% of the Revolver.

The Senior Facility has affirmative and negative covenants that are customary for a real estate loan, including, without limitation, restrictions on incurrence of indebtedness and liens on the mortgage collateral; restrictions on pledges; restrictions on subsidiary distributions; with respect to the mortgage collateral, limitations on our ability to enter into transactions including mergers, consolidations, sales of assets for less than fair market value and similar transactions; conduct of business; restricted distributions; transactions with affiliates; and limitation on speculative hedge agreements. In addition, we are required to comply with financial maintenance covenants relating to the following: (1) net indebtedness to value ratio, (2) liquidity, (3) minimum fixed charge coverage ratio, (4) minimum tangible net worth, and (5) minimum portfolio debt yield. Failure to comply with the covenants in the Senior Facility would result in a default under the credit agreement governing the Facilities and, absent a waiver or an amendment from our lenders, permit the acceleration of all outstanding borrowings under the Senior Facility, which would also result in a cross-default of our Subordinated Facility.  As of March 31, 2013, we were in compliance with these financial maintenance covenants

Subordinated Revolving Credit Facility.  On the Spin-Off Date we also entered into a subordinated unsecured revolving credit facility with a wholly-owned subsidiary of Brookfield Asset Management, Inc., a related party, that provides borrowings on a revolving basis of up to $100.0 million (the “Subordinated Facility”). The Subordinated Facility has a term of three years and six months and will bear interest at LIBOR (with a LIBOR floor of 1%) plus 8.50%.  The default interest rate following a payment event of default under the Subordinated Facility will be 2.00% more than the then applicable interest rate.  Interest will be payable monthly.  In addition, we are required to pay a semi-annual revolving credit fee of $0.25 million.  As of March 31, 2013, no amounts have been drawn from the Subordinated Facility.

Property-Level Debt.    We have individual Property-Level Debt (the “Property-Level Debt”) on 18 of our 32 assets, representing approximately $1,042.4 million (excluding $31.9 million of market rate adjustments). The Property-Level Debt has a weighted average interest rate of 5.25% and an average remaining term of 4.6 years. The Property-Level Debt is stand-alone (not cross-collateralized) first mortgage debt and is non-recourse with the exception of customary contingent guarantees/indemnities.

During January 2013 the Boulevard Mall was moved into special servicing.  We are not in default on this loan as of March 31, 2013.

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

We have started redevelopment projects at two of our malls, Lakeland Mall in Lakeland, FL, and Silver Lake Mall in Coeur D’Alene, ID.  We anticipate investing approximately $18.2 million during the next nine months to renovate these malls to convert vacant anchor space and unproductive in-line space to space for tenants such as Cinemark Theaters, The Sports Authority, and Jo-Anns Fabrics.

Summary of Cash Flows

Three Months Ended March 31, 2013 compared to the Three Months Ended March 31, 2012

Cash Flows from Operating Activities

Net cash provided by operating activities was $11.0 million for the three months ended March 31, 2013, compared to $7.4 million for the three months ended March 31, 2012.  The increase in cash available from operations is primarily related to the additional proceeds generated by our acquisitions of Grand Traverse Mall and the Mall at Turtle Creek in February 2012 and December 2012.

Cash Flows from Investing Activities

Net cash used in investing activities was $85.8 million for the three months ended March 31, 2013, compared to $(19.6) million for the three months ended March 31, 2012.  Cash used for acquisition/development of real estate and property additions/improvements was $14.0 million for the three months ended March 31, 2013, compared to $7.9 million for the same period in 2012.  During the three months ended March 31, 2013, we reduced our demand deposit by $110.0 million with Brookfield U.S. Holdings in order to pay down $100.0 million on our Term Loan.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities was $(91.6) million for the three months ended March 31, 2013, compared to $207.0 million for the three months ended March 31, 2012.

Principal payments were $157.0 million for the three months ended March 31, 2013, compared to $397.2 million for the three months ended March 31, 2012.  During the three months ended March 31, 2013, we also received $70.0 million in proceeds from refinancings / issuances of mortgage, notes, and loans payable as a result of our refinancing of the Lakeland Mall.  During the three months ended March 31, 2012, we received $433.5 million in proceeds from the Term Loan.

Contractual Cash Obligations and Commitments

The following table aggregates our contractual cash obligations and commitments as of March 31, 2013:

	2013	2014	2015	2016	2017	Subsequent	Total
	(In thousands)
Long-term debt-principal(1)	$21,726	$247,186	$209,784	$295,519	$149,222	$306,875	$1,230,312
Interest payments(2)	48,003	56,376	41,647	30,731	17,586	51,485	245,828
Operating lease obligations	833	1,182	1,185	1,198	1,232	4,524	10,154
Total	$70,562	$304,744	$252,616	$327,448	$168,040	$362,884	$1,486,294

(1)         Excludes $31.9 million of non-cash debt market rate adjustments.

(2)         Based on rates as of March 31, 2013. Variable rates are based on LIBOR rate of 0.21%.

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

REIT Requirements

In order to maintain our qualification as a real estate investment trust for federal income tax purposes, among other requirements, we must distribute or pay tax on 100% of our capital gains and we must distribute at least 90% of our ordinary taxable income to stockholders. To avoid current entity level U.S. federal income taxes, we plan to distribute 100% of our capital gains and ordinary income to our stockholders annually. We may not have sufficient liquidity to meet these distribution requirements. We have no present intention to pay any dividends on our common stock in the future other than in order to maintain our REIT status, of which dividends our board of directors may decide to pay in the form of cash, common stock or a combination of cash and common stock.

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

Critical Accounting Policies

Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. Our critical accounting policies are discussed in our Annual Report and have not changed during 2013.

Non-GAAP Financial Measures

Real Estate Property Net Operating Income and Core Net Operating Income

We present NOI and Core NOI, as defined below, in this Quarterly Report as supplemental measures of our performance that are not required by, or presented in accordance with GAAP. We believe that NOI and Core NOI are useful supplemental measures of our operating performance. We define NOI as operating revenues (minimum rents, including lease termination fees, tenant recoveries, overage rents, and other income) less property and related expenses (real estate taxes, repairs and maintenance, marketing, other property expenses, and provision for doubtful accounts). We define Core NOI as NOI excluding straight-line rent, amortization of tenant inducements, amortization of above and below-market tenant leases, and amortization of above and below-market ground rent expense. Other real estate companies may use different methodologies for calculating NOI and Core NOI, and accordingly, our NOI and Core NOI may not be comparable to other real estate companies.

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

In addition, management believes that NOI and Core NOI provide useful information to the investment community about our operating performance. However, due to the exclusions noted above, NOI and Core NOI should only be used as supplemental measures of our financial performance and not as an alternative to GAAP operating income (loss) or net income (loss). For reference, and as an aid in understanding management’s computation of NOI and Core NOI, a reconciliation from the consolidated and combined net income (loss) as computed in accordance with GAAP to NOI and Core NOI is presented below.

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Net income (loss)	$(29,486)	$(26,077)
Provision for income taxes	35	66
Interest expense	21,335	29,989
Interest income	(201)	(1)
Other	497	4,459
Provision for impairment	21,661	—
Depreciation and amortization	16,675	18,274
General and administrative	4,852	5,144
NOI	35,368	31,854
Above and below market ground rent expense, net	31	31
Above and below market tenant leases, net	4,620	6,436
Amortization of tenant inducements	250	—
Amortization of straight line rent	(964)	(1,499)
Core NOI	$39,305	$36,822

Funds from Operations and Core Funds from Operations

Consistent with real estate industry and investment community practices, we use FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), as a supplemental measure of our operating performance. NAREIT defines FFO as net income (loss) (computed in accordance with GAAP), excluding impairment write-downs on depreciable real estate, gains or losses from cumulative effects of accounting changes, extraordinary items and sales of depreciable properties, plus real estate related depreciation and amortization. We also include Core FFO as a supplemental measurement of operating performance. We define Core FFO as FFO excluding straight-line rent, amortization of tenant inducements, amortization of above-and below-market tenant leases, amortization of above-and below-market ground rent expense, reorganization items, amortization of deferred financing costs, mark-to-market adjustments on debt, write-off of market rate adjustments on debt, write-off of deferred financing costs, debt extinguishment costs, provision for income taxes, and other costs. Other real estate companies may use different methodologies for calculating FFO and Core FFO, and accordingly, our FFO and Core FFO may not be comparable to other real estate companies.

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

For reference, and as an aid in understanding management’s computation of FFO and Core FFO, a reconciliation from the consolidated and combined net income (loss) as computed in accordance with GAAP to FFO and Core FFO is presented below:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Net income (loss)	$(29,486)	$(26,077)
Depreciation and amortization	16,675	18,274
Provision for impairment	21,661	—
FFO	8,850	(7,803)
Provision for income taxes	35	66
Interest expense
Mark-to-market adjustments on debt	1,715	2,724
Write-off of market rate debt adjustments	171	8,958
Amortization of deferred financing costs	2,154	1,668
Debt extinguishment costs	885	—
Amortization of straight line rent for corporate and regional offices	31	—
Other	497	4,459
Above and below market ground rent expense, net	31	31
Above and below market tenant leases, net	4,620	6,436
Amortization of tenant inducements	250	—
Amortization of straight line rent	(964)	(1,499)
Core FFO	$18,275	$15,040

ITEM 3         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risks described in our Annual Report.

ITEM 4         CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter that ended on March 31, 2013. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2013 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013. That evaluation did identify a material change, as discussed below, in our internal control over financial reporting during the quarter ended March 31, 2013.

Changes in Internal Controls over Financial Reporting

During the first quarter of 2013 our financial system management changed from General Growth Properties Inc. (“GGP”) information technology platform to Brookfield Corporate Operations, LLC (“BCO”) information technology platform.  The change in our financial system management resulted in a material change to our internal controls over financial reporting (as that term is defined in Rules 13(a)-15(f) or (15(d)-15(f) under the Exchange Act).  Therefore, we have modified the design and documentation of internal control process and procedures relating to the new financial system management to replace and supplement existing internal controls over financial reporting, as appropriate.  The change in the information technology platform was undertaken to integrate our system with BCO as we transition away from those of GGP.  We anticipate the implementation of the new financial system management will strengthen the overall system of internal controls and was not undertaken in response to any actual or perceived deficiencies in our internal control over financial reporting.

There were no other changes in our internal control over financial reporting during the quarter to which this report relates that have materially affected, or are reasonably likely to materiality affect, our internal control over financial reporting

PART II OTHER INFORMATION

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 26, 2012, we completed a rights offering and backstop purchase. Under the terms of the rights offering and backstop purchase, we issued 13,333,333 shares of our common stock, $0.01 par value per share, at a subscription price of $15.00 per share, generating gross proceeds of $200.0 million. The rights offering was effected through a Registration Statement (Registration No. 333-177465) on Form S-11 that was declared effective by the SEC on February 8, 2012.  The rights offering commenced on February 13, 2012.  Of the 13,333,333 shares of common stock issued, 6,979,321 shares were issued in the rights offering pursuant to the Registration Statement.  The remaining 6,354,012 shares were sold to affiliates of Brookfield in accordance with the terms of our backstop purchase agreement with Brookfield, and such sale was made in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933.  There was no managing or soliciting dealer for the offering and we did not pay any kind of fee for the solicitation of the exercise of the rights.  Pursuant to the backstop purchase agreement with Brookfield, we paid Brookfield a fee of $6.0 million as consideration for providing the backstop commitment.  Net proceeds of the rights offering and backstop purchase approximated $191.6 million, after deducting an aggregate of $8.4 million in expenses incurred in connection with the rights offering and backstop purchase.  We used the net proceeds of the offering for general operating, working capital and other corporate purposes, as described in the prospectus comprising a part of the Registration Statement referenced above.  As of March 31, 2013, we have used $151.6 million (net of $8.4 million of costs as described above) of the net proceeds of the offering as follows:

•                  Used approximately $29.6 million on property acquisitions and anchor acquisitions at properties within our existing portfolio;

•                  Used approximately $22.0 million to fund portions of the Company’s capital expenditures, leasing commissions, and tenant improvement costs, and

•                  Used $100.0 million to pay down our Term Loan and simultaneously increased the Revolver by $100.0 million in order to maintain our current level of liquidity.

As of March 31, 2013, $40.0 million remains for general working capital purposes, including funding future acquisitions, capital expenditures, tenant improvements, and leasing commissions.

There has been no material change in our planned use of proceeds from the rights offering and backstop purchase as described in the final prospectus filed with the SEC pursuant to Rule 424(b).

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4  MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5   OTHER INFORMATION

None

ITEM 6   EXHIBITS

3.1                               Certificate of Amendment of Amended and Restated Certificate of Incorporation of Rouse Properties, Inc.

31.1                        Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                        Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                        Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                        Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101                           The following financial information from Rouse Properties, Inc.’s. Quarterly Report on Form 10-Q for the three months ended March 31, 2013 has been filed with the SEC on May 7, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated and Combined Statements of Operations and Comprehensive Loss, (3) Consolidated and Combined Statements of Equity, (4) Consolidated and Combined Statements of Cash Flows and (5) Notes to Consolidated and Combined Financial Statements, tagged as blocks of text.  Pursuant to Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under these sections.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of March 31, 2013.  The registrant agrees to furnish a copy of such agreements to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROUSE PROPERTIES, INC.
(Registrant)

Date:	May 7, 2013	By:	/s/ John Wain
John Wain
Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)

Exhibit Index

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Rouse Properties, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Rouse Properties, Inc’s. Quarterly Report on Form 10-Q for the three months ended March 31, 2013 has been filed with the SEC on May 7, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated and Combined Statements of Operations and Comprehensive Loss, (3) Consolidated and Combined Statements of Equity, (4) Consolidated and Combined Statements of Cash Flows and (5) Notes to Consolidated and Combined Financial Statements, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under these sections.