Form 10-Q
period 2013-06-30
Rouse Properties, Inc.
filed 2013-08-05
CIK 1528558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013
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

The number of shares of Common Stock, $0.01 par value, outstanding on August 1, 2013 was 49,637,556.

Rouse Properties Inc.

ROUSE PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2013	December 31, 2012
	(In thousands)
Assets:
Investment in real estate:
Land	$305,641	$339,988
Buildings and equipment	1,283,552	1,312,767
Less accumulated depreciation	(137,002)	(116,336)
Net investment in real estate	1,452,191	1,536,419
Cash and cash equivalents	17,663	8,092
Restricted cash	50,248	44,559
Demand deposit from affiliate	45,039	150,163
Accounts receivable, net	27,312	25,976
Deferred expenses, net	39,054	40,406
Prepaid expenses and other assets, net	78,764	99,458
Total assets	$1,710,271	$1,905,073

Liabilities:
Mortgages, notes and loans payable	$1,133,695	$1,283,491
Accounts payable and accrued expenses, net	80,604	88,686
Total liabilities	1,214,299	1,372,177

Commitments and contingencies	—	—

Equity:
Preferred stock: $0.01 par value; 50,000,000 shares authorized, 0 issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock: $0.01 par value; 500,000,000 shares authorized, 49,641,716 issued and 49,637,556 outstanding at June 30, 2013 and 49,246,087 issued and 49,235,528 outstanding at December 31, 2012	497	493
Class B common stock: $0.01 par value; 1,000,000 shares authorized, 0 and 359,056 issued and 0 and 359,056 outstanding at June 30, 2013 and December 31, 2012	—	4
Additional paid-in capital	577,115	588,668
Accumulated deficit	(81,751)	(56,380)
Total stockholders' equity	495,861	532,785
Non-controlling interest	111	111
Total equity	495,972	532,896
Total liabilities and equity	$1,710,271	$1,905,073

The accompanying notes are an integral part of these consolidated and combined financial statements.

ROUSE PROPERTIES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(In thousands, except per share amounts)
Revenues:
Minimum rents	$39,834	$36,505	$78,563	$72,271
Tenant recoveries	16,155	16,000	32,335	31,573
Overage rents	841	649	2,291	2,013
Other	1,551	1,268	2,685	2,332
Total revenues	58,381	54,422	115,874	108,189
Expenses:
Real estate taxes	6,069	5,424	11,784	11,257
Property maintenance costs	2,925	3,161	6,203	6,428
Marketing	660	625	1,312	1,051
Other property operating costs	14,210	14,075	27,817	27,615
Provision for doubtful accounts	350	405	499	646
General and administrative	5,248	5,240	10,099	10,384
Depreciation and amortization	15,563	16,032	31,670	33,163
Other	969	1,983	1,467	6,442
Total expenses	45,994	46,945	90,851	96,986
Operating income	12,387	7,477	25,023	11,203

Interest income	125	8	326	9
Interest expense	(21,659)	(22,008)	(41,303)	(50,320)
Loss before income taxes and discontinued operations	(9,147)	(14,523)	(15,954)	(39,108)
Provision for income taxes	(219)	(173)	(254)	(239)
Loss from continuing operations	(9,366)	(14,696)	(16,208)	(39,347)
Discontinued operations:
Loss from discontinued operations	(513)	(1,244)	(23,158)	(2,670)
Gain on extinguishment of debt	13,995	—	13,995	—
Discontinued operations, net	13,482	(1,244)	(9,163)	(2,670)
Net income (loss)	$4,116	$(15,940)	$(25,371)	$(42,017)

Loss from continuing operations per share- Basic and Diluted	$(0.19)	$(0.30)	$(0.33)	$(0.91)

Net income (loss) per share - Basic and Diluted	$0.08	$(0.32)	$(0.51)	$(0.98)

Dividends declared per share	$0.13	$0.07	$0.26	$0.07

Comprehensive income (loss):
Net income (loss)	$4,116	$(15,940)	$(25,371)	$(42,017)
Other comprehensive income (loss):
Net unrealized gain (loss) on financial instrument	—	65	—	(65)
Comprehensive income (loss)	$4,116	$(15,875)	$(25,371)	$(42,082)

The accompanying notes are an integral part of these consolidated and combined financial statements.

ROUSE PROPERTIES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
(UNAUDITED)

	Common Stock (shares)	Class B Common Stock (shares)	Common Stock	Class B Common Stock	Additional Paid-In Capital	GGP Equity	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Equity
	(In thousands, except share amounts)
Balance at December 31, 2011	—	—	$—	$—	$—	$426,328	$—	$—	$—	$426,328
Net loss	—	—	—	—	—	(12,279)	(29,738)	—	—	(42,017)
Comprehensive loss	—	—	—	—	—	—	—	(65)	—	(65)
Distributions to GGP prior to spin-off	—	—	—	—	—	(8,394)	—	—	—	(8,394)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	111	111
Issuance of 35,547,049 shares of common stock and 359,056 shares of Class B common stock related to the spin-off and transfer of GGP equity on the spin-off date	35,547,049	359,056	356	4	405,295	(405,655)	—	—	—	—
Issuance of 13,333,333 shares of common stock related to the rights offering	13,333,333	—	133	—	199,867	—	—	—	—	200,000
Offering costs	—	—	—	—	(8,392)	—	—	—	—	(8,392)
Dividends	—	—	—	—	(3,471)	—	—	—	—	(3,471)
Issuance and amortization of stock compensation	344,751	—	4	—	1,015	—	—	—	—	1,019
Balance at June 30, 2012	49,225,133	359,056	$493	$4	$594,314	$—	$(29,738)	$(65)	$111	$565,119

Balance at December 31, 2012	49,235,528	359,056	$493	$4	$588,668	$—	$(56,380)	$—	$111	$532,896
Net loss	—	—	—	—	—	—	(25,371)	—	—	(25,371)
Conversion of Class B share to common shares	359,056	(359,056)	4	(4)	—	—	—	—	—	—
Offering costs	—	—	—	—	(324)	—	—	—	—	(324)
Dividends	—	—	—	—	(12,913)	—	—	—	—	(12,913)
Issuance and amortization of stock compensation	36,573	—	—	—	1,497	—	—	—	—	1,497
Forfeited restricted shares	(4,160)	—	—	—	—	—	—	—	—	—
Sale of treasury stock	10,559	—	—	—	187	—	—	—	—	187
Balance at June 30, 2013	49,637,556	—	$497	$—	$577,115	$—	$(81,751)	$—	$111	$495,972

The accompanying notes are an integral part of these consolidated and combined financial statements.

ROUSE PROPERTIES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Cash Flows from Operating Activities:
Net loss	$(25,371)	$(42,017)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	500	714
Depreciation	29,733	31,747
Amortization	2,700	3,300
Amortization/write-off of deferred finance costs	5,081	5,468
Amortization/write-off of debt market rate adjustments	4,679	14,342
Amortization of above/below market leases and tenant inducements	9,151	13,009
Straight-line rent amortization	(1,866)	(3,156)
Provision for impairment	21,661	—
Gain on extinguishment of debt	(14,324)	—
Stock based compensation	1,497	1,019
Net changes:
Accounts receivable	(730)	(211)
Prepaid expenses and other assets	2,322	(60)
Deferred expenses	(5,280)	(3,390)
Restricted cash	(323)	(2,256)
Accounts payable and accrued expenses	(2,441)	5,692
Net cash provided by operating activities	26,989	24,201

Cash Flows from Investing Activities:
Acquisition/development of real estate and property additions/improvements	(25,800)	(20,113)
Demand deposit from affiliate	105,000	(29,989)
Deposit for acquisition	(1,000)	—
Restricted cash	(9,279)	(18,749)
Net cash provided by (used in) investing activities	68,921	(68,851)

Cash Flows from Financing Activities:
Proceeds received from rights offering	—	200,000
Payments for offering costs	(324)	(8,062)
Sale of treasury stock	187	—
Contributions from noncontrolling interests	—	111
Change in GGP investment, net	—	(8,394)
Proceeds from refinance/issuance of mortgages, notes and loans payable	204,500	560,750
Borrowing under revolving line of credit	—	10,000
Principal payments on mortgages, notes and loans payable	(277,947)	(510,795)
Repayment under revolving credit line	—	(10,000)
Dividends paid	(9,930)	—
Deferred financing costs	(2,825)	(25,865)
Net cash provided by (used in) financing activities	(86,339)	207,745

Net change in cash and cash equivalents	9,571	163,095
Cash and cash equivalents at beginning of period	8,092	204
Cash and cash equivalents at end of period	$17,663	$163,299

Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest	$31,523	$34,748

Non-Cash Transactions:
Change in accrued capital expenditures included in accounts payable and accrued expenses	$(126)	$96
Dividends declared, not yet paid	6,453	3,471
Assumption of mortgage related to the acquisition of a property	—	62,000

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

General

Rouse Properties, Inc. is a Delaware corporation that was created to hold certain assets and liabilities of General Growth Properties, Inc ("GGP"). Prior to January 12, 2012, Rouse Properties, Inc. and its subsidiaries ("Rouse" or the "Company") was a wholly-owned subsidiary of GGP Limited Partnership (“GGP LP”). GGP distributed the assets and liabilities of 30 of its wholly-owned properties (“RPI Businesses”) to Rouse on January 12, 2012 (the “Spin-Off Date”). Before the spin-off, the Company had not conducted any business as a separate company and had no material assets or liabilities. The operations, assets and liabilities of the business were transferred to us by GGP on the Spin-Off Date and are presented as if the transferred business was our business for all historical periods described. As such, the Company's assets and liabilities on the Spin-Off Date are reflective of GGP's respective carrying values. Unless the context otherwise requires, references to “we”, “us” and “our” refer to Rouse from January 12, 2012 through June 30, 2013 and RPI Businesses before January 12, 2012. Before the Spin-Off Date, RPI Businesses were operated as subsidiaries of GGP, which operates as a real estate investment trust (“REIT”). After the Spin-Off Date, the Company elected to continue to operate as a REIT.

Principles of Combination and Consolidation and Basis of Presentation

The accompanying consolidated and combined financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The consolidated balance sheets as of June 30, 2013 and December 31, 2012 include the accounts of Rouse, as well as all subsidiaries of Rouse.  The accompanying consolidated and combined statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012 include the consolidated accounts of Rouse and for the six months ended June 30, 2012 include the consolidated accounts of Rouse and the combined accounts of RPI Businesses. The accompanying financial statements for the periods prior to the Spin-Off Date are prepared on a carve out basis from the consolidated financial statements of GGP using the historical results of operations and bases of the assets and liabilities of the transferred businesses and including allocations from GGP. Accordingly, the results presented for the six months ended June 30, 2012 reflect the aggregate operations and changes in cash flows and equity on a carved-out basis for the period from January 1, 2012 through January 12, 2012 and on a consolidated basis from January 13, 2012 through June 30, 2012.  All intercompany transactions have been eliminated in consolidation and combination as of and for the three and six months ended June 30, 2013 and 2012 except end-of-period intercompany balances on the Spin-Off Date between GGP and RPI Businesses which have been considered elements of RPI Businesses' equity.

The Company operates in a single reportable segment referred to as its retail segment, which includes the operation, development and management of regional malls. Each of the Company's operating properties is considered a separate operating segment, as each property earns revenues and incurs expenses, individual operating results are reviewed and discrete financial information is available. All operations are within the United States, no customer or tenant comprises more than 10% of consolidated and combined revenues, and the properties have similar economic characteristics. As a result, the Company’s operating properties are aggregated into a single reportable segment.

NOTE 2                            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Properties

Acquisition accounting was applied to real estate assets within the Rouse portfolio either when GGP emerged from bankruptcy in November 2010 or upon any subsequent acquisition. After acquisition accounting is applied, the real estate assets are carried at the cost basis less accumulated depreciation. Real estate taxes and interest costs incurred during development periods are capitalized. Capitalized interest costs are based on qualified expenditures and interest rates in place during the development period. Capitalized real estate taxes and interest costs are amortized over lives which are consistent with the developed assets.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Pre-development costs, which generally include legal and professional fees and other directly-related third party costs, are capitalized as part of the property being developed. In the event a development is no longer deemed to be probable, the costs previously capitalized are expensed.

Tenant improvements, either paid directly or in the form of construction allowances paid to tenants, are capitalized and depreciated over the shorter of the useful life or applicable lease term. Maintenance and repair costs are expensed when incurred. Expenditures for significant betterments and improvements are capitalized. In leasing tenant space, the Company may provide funding to the lessee through a tenant allowance. In accounting for a tenant allowance, the Company determines whether the allowance represents funding for the construction of leasehold improvements and evaluates the ownership of such improvements. If the Company is considered the owner of the leasehold improvements for accounting purposes, it capitalizes the amount of the tenant allowance and depreciates it over the shorter of the useful life of the leasehold improvements or the related lease term. If the tenant allowance represents a payment for a purpose other than funding leasehold improvements, or in the event that the Company is not considered the owner of the improvements for accounting purposes, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of rental revenue on a straight-line basis.

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

During the six months ended June 30, 2013, the Company determined there were events and circumstances which changed management's estimated holding period for the Boulevard Mall. During 2013, the servicer of the loan on the Boulevard Mall placed the loan into special servicing status and communicated to the Company that they would be unwilling to extend the term and discount the loan. As a result of this and the continued decline in operating results of the property, management concluded that it was in the best interest of the Company to convey the property to the lender. As the Company intended on conveying the property to the lender during 2013, the Company revised its intended hold period of this property to less than one year. The change in the hold period adjusted the undiscounted cash flows utilized in the impairment analysis and the Company concluded that the property was not recoverable. Subsequently, the Company recorded an impairment charge on the property of $21.7 million during the first quarter of 2013, as the aggregate carrying value was less than the fair value of the property. This impairment charge is included

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

in Loss from discontinued operations on the Company's Consolidated and Combined Statements of Operations and Comprehensive Income (Loss). No impairment charges were recorded for the three months ended June 30, 2013 or the three and six months ended June 30, 2012.

During the three and six months ended June 30, 2013, the Company conveyed its interest in the property to the lender, which resulted in a gain on extinguishment of debt of $14.0 million, which is recorded in Discontinued operations, net on the Company's Consolidated and Combined Statements of Operations and Comprehensive Income (Loss) (see Note 6).

Cash and Cash Equivalents
The Company considers all demand deposits with a maturity of three months or less, at the date of purchase, to be cash equivalents.
Restricted Cash

Restricted cash consists of security deposits and cash escrowed under loan agreements for debt service, real estate taxes, property insurance, tenant improvements, capital renovations and capital improvements.

Revenue Recognition and Related Matters

Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. Minimum rent revenues also include amounts collected from tenants to allow the termination of their leases prior to their scheduled termination dates as well as the amortization related to above and below-market tenant leases on acquired properties. Minimum rent revenues also includes amortization of lease inducements and percentage rents in lieu of minimum rent from those leases where we receive a percentage of tenant revenues. The following is a summary of amortization of straight-line rent, lease termination income, net amortization related to above and below-market tenant leases, amortization of tenant inducements, and percentage rent in lieu of minimum rent for the three and six months ended June 30, 2013 and 2012:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Straight-line rent amortization	$879	$1,613	$1,823	$3,015
Lease termination income	218	70	253	217
Net amortization of above and below-market tenant leases	(4,114)	(6,105)	(8,413)	(11,799)
Amortization of lease inducement	(250)	—	(500)	—
Percentage rents in lieu of minimum rent	1,381	2,032	3,486	3,936

Straight-line rent receivables represent the current net cumulative rents recognized prior to when billed and collectible, as provided by the terms of the leases. The following is a summary of straight-line rent receivables, which are included in accounts receivable, net, in our Consolidated Balance Sheets and are reduced for allowances for doubtful accounts:

	June 30, 2013	December 31, 2012
	(In thousands)
Straight-line rent receivables, net	$10,980	$9,694

The Company provides an allowance for doubtful accounts against the portion of accounts receivable, including straight-line rents, which is estimated to be uncollectible. Such allowances are reviewed periodically based upon our recovery experience. The Company also evaluates the probability of collecting future rent which is recognized currently under a straight-line methodology. This analysis considers the long term nature of our leases, as a certain portion of the straight-line rent currently recognizable will not be billed to the tenant until future periods. The Company's experience relative to unbilled straight-line rent receivables is that a certain portion of the amounts recorded as straight-line rental revenue are never collected from (or billed to) tenants due to early lease terminations.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

For that portion of the recognized deferred rent that is not deemed to be probable of collection, an allowance for doubtful accounts has been provided. Accounts receivable are shown net of an allowance for doubtful accounts of $3.0 million and $2.5 million as of June 30, 2013 and December 31, 2012, respectively.

Overage rent is paid by a tenant when its sales exceed an agreed-upon minimum amount. Overage rent is calculated by multiplying the sales in excess of the minimum amount by a percentage defined in the lease. Overage rent is recognized on an accrual basis once tenant sales exceed contractual tenant lease thresholds. Recoveries from tenants are established in the leases or computed based upon a formula related to real estate taxes, insurance and other shopping center operating expenses and are generally recognized as revenues in the period the related costs are incurred. The Company makes certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. The Company does not expect the actual results to materially differ from the estimated reimbursement. Other revenues generally consist of amounts earned by the Company for vending, advertising, and marketing revenues earned at our malls and is recognized on an accrual basis over the related service period.

Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share reflects potential dilution of securities by adding other potential shares of common stock, including stock options and nonvested restricted stock, to the weighted-average number of shares of common stock outstanding for a period, if dilutive. For the three and six months ended June 30, 2013 and 2012, there were 2,594,165 and 1,652,486 stock options outstanding that potentially could be converted into shares of common stock, respectively, and 288,408 and 339,655 shares of nonvested restricted stock, respectively. These stock options and shares of restricted stock have been excluded from this computation, as their effect is anti-dilutive. The Company had the following weighted-average shares outstanding:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Weighted average shares - basic and diluted	49,342,013	49,242,014	49,337,110	43,013,900

Fair Value

The objective of fair value is to determine the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).  GAAP establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 — quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 — observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 — unobservable inputs that are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as consider counterparty credit risk in our assessment of fair value.  Considerable judgment is necessary to interpret Level 2 and 3 inputs in determining the fair value of our financial and non-financial assets and liabilities.  Accordingly, the Company's fair value estimates, which are made at the end of each reporting period, may be different than the amounts that may ultimately be realized upon the sale or disposition of these assets.

The Company's financial instruments are short term in nature and as such their fair values approximate their carrying amount in our consolidated and combined financial statements except for debt. As of June 30, 2013 and December 31, 2012, management’s required estimates of fair value are presented below. The Company estimated the fair value of the debt using a future discounted cash flow analysis based on the use and weighting of multiple market inputs being considered. Based on the frequency and availability of market data, the inputs used to measure the estimated fair value of debt are Level 3 inputs. The primary sensitivity in these calculations is based on the selection of appropriate discount rates.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	June 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Fixed-rate debt	$879,249	$881,257	$995,545	$1,040,964
Variable-rate debt	254,446	257,714	287,946	287,946
Total mortgages, notes and loans payable	$1,133,695	$1,138,971	$1,283,491	$1,328,910

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

	Gross Asset	Accumulated Amortization	Net Carrying Amount
	(In thousands)
June 30, 2013
Deferred lease costs	$35,567	$(11,355)	$24,212
Deferred financing costs	24,095	(9,253)	14,842
Total	$59,662	$(20,608)	$39,054

December 31, 2012
Deferred lease costs	$31,397	$(9,162)	$22,235
Deferred financing costs	25,068	(6,897)	18,171
Total	$56,465	$(16,059)	$40,406

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Intangible Assets and Liabilities

The following table summarizes our intangible assets and liabilities as a result of the application of acquisition accounting:

	Gross Asset (Liability)	Accumulated (Amortization)/ Accretion	Net Carrying Amount
	(In thousands)
June 30, 2013
Tenant leases:
In-place value	$93,069	$(45,461)	$47,608
Above-market	139,380	(68,647)	70,733
Below-market	(49,770)	21,048	(28,722)
Ground leases:
Below-market	2,173	(328)	1,845

December 31, 2012
Tenant leases:
In-place value	$97,887	$(39,681)	$58,206
Above-market	151,936	(62,529)	89,407
Below-market	(53,558)	18,490	(35,068)
Ground leases:
Below-market	2,173	(267)	1,906

The gross asset balances of the in-place value of tenant leases are included in buildings and equipment on the Company's Consolidated Balance Sheets. Acquired in-place tenant leases are amortized over periods that approximate the related lease terms. The above-market tenant and below-market ground leases are included in prepaid expenses and other assets, and below-market tenant leases are included in accounts payable and accrued expenses as detailed in Notes 3 and 5, respectively. Above and below-market lease values are amortized to revenue over the non-cancelable terms of the respective leases (averaging approximately five years for tenant leases and approximately 35 years for ground leases).

Amortization of these intangible assets and liabilities decreased the Company's income by $8.1 million and $12.0 million for the three months ended June 30, 2013 and 2012, respectively. Amortization of these intangible assets and liabilities decreased the Company's income by $17.7 million and $25.6 million for the six months ended June 30, 2013 and 2012, respectively.

Future amortization of our intangible assets and liabilities is estimated to decrease income by an additional $15.0 million for the remainder of 2013, $18.2 million in 2014, $17.6 million in 2015, $12.6 million in 2016, $8.4 million in 2017, and $4.4 million in 2018.
Asset Retirement Obligations
The Company evaluated any potential asset retirement obligations, including those related to disposal of asbestos containing materials and environmental remediation liabilities. The Company recognizes the fair value of such obligations in the period incurred if a reasonable estimate of fair value can be determined. As of June 30, 2013 and December 31, 2012, the Company recorded a preliminary estimate of the cost of the environmental remediation liability of approximately $4.6 million and $4.5 million, respectively, which is included in accounts payable and accrued expenses on the accompanying Consolidated Balance Sheets. The ultimate cost of remediation to be incurred by the Company in the future may differ from the estimates as of June 30, 2013.

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

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

Reclassification

Certain prior period amounts included on the Company's Consolidated and Combined Statements of Operations and Comprehensive Income (Loss) and related notes that are associated with the property that the Company disposed of, have been reclassified to discontinued operations for all periods presented.

NOTE 3                                                    PREPAID EXPENSES AND OTHER ASSETS, NET

The following table summarizes the significant components of prepaid expenses and other assets, net:

	June 30, 2013	December 31, 2012
	(In thousands)
Above-market tenant leases, net (Note 2)	$70,733	$89,407
Deposits	1,728	796
Below-market ground leases, net (Note 2)	1,845	1,906
Prepaid expenses	3,746	3,563
Other	712	3,786
Total prepaid expenses and other assets, net	$78,764	$99,458

NOTE 4                                                    MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable are summarized as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$879,249	$995,545
Variable-rate debt:
Collateralized mortgages, notes and loans payable	254,446	287,946
Total mortgages, notes and loans payable (1)	$1,133,695	$1,283,491

Explanatory Note:

(1) Net of $13.6 million and $33.8 million of non-cash debt market rate adjustments as of June 30, 2013 and December 31, 2012, respectively.

On the Spin-Off Date, the Company entered into a senior secured credit facility (“Senior Facility”) with a syndicate of banks, as lenders, and Wells Fargo Bank, National Association, as administrative agent, and Wells Fargo Securities, LLC, RBC Capital Markets, LLC, and U.S. Bank National Association, as joint lead arrangers, that provided borrowings on a revolving basis of up to $50.0 million (the “Revolver”) and a senior secured term loan (the “Term Loan” and, together with the Revolver, the “Facilities”), which provided an advance of approximately $433.5 million and is a direct obligation of the Company. The Facilities closed concurrently with the consummation of the spin-off and have a term of three years. During 2012, the outstanding balance on the Term Loan decreased from $433.5 million to $287.9 million due to the repayments on the Term Loan concurrent with the refinancing of the Pierre Bossier, Southland Center, and Animas Valley Malls. In addition, during 2012, the interest rate was renegotiated from LIBOR plus 5.0% (with a LIBOR floor of 1.0%) to LIBOR plus 4.5% (with no LIBOR floor). In January 2013, in order to maintain the same level of liquidity, the Company paid down an additional $100.0 million on the Term Loan and increased the

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Revolver from $50.0 million to $150.0 million. As of June 30, 2013, the outstanding balance on the Term Loan was $187.9 million and no amounts were drawn on the Revolver.

The Company is required to pay an unused fee related to the Revolver equal to 0.30% per year if the aggregate unused amount is greater than or equal to 50% of the Revolver or 0.25% per year if the aggregate unused amount is less that 50% of the Revolver.

The Senior Facility has affirmative and negative covenants that are customary for a real estate loan, including, without limitation, restrictions on incurrence of indebtedness and liens on the mortgage collateral; restrictions on pledges; restrictions on subsidiary distributions; with respect to the mortgage collateral, limitations on our ability to enter into transactions including mergers, consolidations, sales of assets for less than fair market value and similar transactions; conduct of business; restricted distributions; transactions with affiliates; and limitation on speculative hedge agreements. In addition, we are required to comply with financial maintenance covenants relating to the following: (1) net indebtedness to value ratio, (2) liquidity, (3) minimum fixed charge coverage ratio, (4) minimum tangible net worth, and (5) minimum portfolio debt yield. Failure to comply with the covenants in the Senior Facility would result in a default under the credit agreement governing the Facilities and, absent a waiver or an amendment from our lenders, permit the acceleration of all outstanding borrowings under the Senior Facility, which would also result in a cross-default of our Subordinated Facility (as described below).  The Company is in compliance with these financial covenants as of June 30, 2013.

During 2012, the Company also entered into a subordinated unsecured revolving credit facility with a wholly-owned subsidiary of Brookfield Asset Management, Inc., a related party, that provides borrowings on a revolving basis of up to $100.0 million (the “Subordinated Facility”). The Subordinated Facility has a term of three years and six months and will bear interest at LIBOR (with a LIBOR floor of 1%) plus 8.50%. The default interest rate following a payment event of default under the Subordinated Facility will be 2.00% more than the then-applicable interest rate. Interest will be payable monthly.  In addition, the Company is required to pay a semiannual revolving credit fee of $0.3 million. As of June 30, 2013, no amounts have been drawn from the Subordinated Facility.

The Company has individual Property-Level Debt (the “Property-Level Debt”) on 17 of its 31 assets, representing approximately $959.4 million (excluding $13.6 million of market rate adjustments) as of June 30, 2013. The Property-Level Debt has a weighted average interest rate of 5.1% and an average remaining term of 4.9 years. The Property-Level Debt is stand-alone (not cross-collateralized) first mortgage debt and is non-recourse with the exception of customary contingent guarantees/indemnities.

On March 6, 2013, the Company placed a new non-recourse mortgage loan on the Lakeland Mall located in Lakeland, FL for $65.0 million. The loan bears interest at a fixed rate of 4.17%, is amortizing, and has a term of ten years. This loan replaced a $50.3 million loan that had a fixed rate of 5.12% and was the only mortgage in its portfolio that was due in October 2013. Net proceeds to the Company after related closing costs and defeasance was approximately $13.4 million.

On March 21, 2013, the loan associated with the Lakeland Mall was increased by $5.0 million in order to partially fund the acquisition of an anchor previously owned by a third property. The additional $5.0 million loan has the same terms as the Lakeland Mall loan that closed on March 6, 2013.

On May 10, 2013, the Company placed a new non-recourse mortgage loan on the NewPark Mall located in Newark, CA for $71.5 million, with an initial funding of $66.5 million. The loan provides for an additional subsequent funding of $5.0 million upon achieving certain conditions. The loan amortizes over 30 years, bears interest at a floating rate of LIBOR plus 405 basis points, and has a term of four years with a one year extension subject to certain conditions being met. This loan replaced a $62.9 million loan that had a fixed rate of 7.45%. Net proceeds to the Company after related closing costs were approximately $1.1 million.

On June 19, 2013, the Company placed a new non-recourse mortgage loan on the Valley Hills Mall located in Hickory, NC for $68.0 million. The loan bears interest at a fixed rate of 4.47% , has a term of 10 years, and amortizes over 30 years. This loan replaced a $51.4 million loan that had a fixed rate of 4.73%. Net proceeds to the Company after related closing and defeasance costs were approximately $15.0 million.

On June 21, 2013, the Company conveyed the Boulevard Mall located in Las Vegas, NV to the lender of the loan related to the property in full satisfaction of the loan. The loan had a net outstanding balance of approximately $81.3 million and the Company recorded a gain on extinguishment of debt of $14.0 million for the three and six months ended June 30, 2013 (see Notes 2 and 6).

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

As of June 30, 2013, $1,569.1 million of land, buildings and equipment (before accumulated depreciation) have been pledged as collateral for our mortgages, notes and loans payable. Certain mortgage notes payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance. The weighted-average interest rate on our collateralized mortgages, notes and loans payable was approximately 5.1% and 5.2%, respectively, as of June 30, 2013 and December 31, 2012. As of June 30, 2013, the average remaining term was 4.4 years.

Interest Rate of Caps

The Company entered into a hedge transaction related to a portion of its Term Loan at a cost of approximately $0.1 million during 2012.  This hedge transaction was for an interest rate cap with a notional amount of $110.0 million and caps the daily LIBOR at 1%. The interest rate cap expired on January 12, 2013.

Also, on May 10, 2013, the Company entered into a hedge transaction related to the non-recourse mortgage loan on NewPark Mall for approximately $0.1 million. This hedge transaction was for an interest rate cap with a notional amount of $66.5 million and caps the daily LIBOR at 4.5%.

NOTE 5                                                    ACCOUNTS PAYABLE AND ACCRUED EXPENSES, NET

The following table summarizes the significant components of accounts payable and accrued expenses, net:

	June 30, 2013	December 31, 2012
	(In thousands)
Below-market tenant leases, net (Note 2)	$28,722	$35,068
Accounts payable and accrued expenses	10,719	12,696
Accrued interest	3,805	3,546
Accrued real estate taxes	9,527	9,894
Accrued dividend	6,453	3,479
Deferred income	2,435	3,201
Accrued payroll and other employee liabilities	3,046	1,230
Construction payable	9,458	9,979
Tenant and other deposits	1,460	1,629
Asset retirement obligation liability	4,630	4,503
Other	349	3,461
Total accounts payable and accrued expenses, net	$80,604	$88,686

NOTE 6                                                   DISPOSITIONS, DISCONTINUED OPERATIONS AND GAINS (LOSSES) ON DISPOSITIONS OF INTEREST IN OPERATING PROPERTIES

The Company's disposition and gain on extinguishment of debt, for the periods presented, are included in discontinued operations in our Consolidated and Combined Statements of Operations and Comprehensive Income (Loss) and are summarized in the table set forth below.

During the three and six months ended June 30, 2013, the Company conveyed its interest in the Boulevard Mall to the lender of the loan related to the property. The property had been transferred to special servicing in January 2013 and was conveyed to the lender in June 2013 in full satisfaction of the debt. This resulted in a gain on extinguishment of debt of $14.0 million for the three and six months ended June 30, 2013. Additionally, the conveyance of the property was structured as a reverse like-kind exchange transaction under Internal Revenue Code of 1986 (IRC) Section 1031 for income tax purposes.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Total revenues	$2,425	$2,527	$4,812	$5,168
Operating expenses including depreciation and amortization	1,402	2,080	3,082	4,470
Provision for impairment	—	—	21,661	—
Total expenses	1,402	2,080	24,743	4,470

Operating income (loss)	1,023	447	(19,931)	698
Interest expense	(1,536)	(1,691)	(3,227)	(3,368)
Net loss from discontinued operations	(513)	(1,244)	(23,158)	(2,670)
Gain on extinguishment of debt	13,995	—	13,995	—
Net income (loss) from discontinued operations	$13,482	$(1,244)	$(9,163)	$(2,670)
Net income (loss) from discontinued operations per share- Basic and Diluted	$0.27	$(0.03)	$(0.19)	$(0.06)

NOTE 7                                                   INCOME TAXES

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

The Company has a subsidiary that it elected to treat as a taxable REIT subsidiary (TRS), which is subject to federal and state income taxes. For each of the three months ended June 30, 2013 and 2012, the Company incurred approximately $0.02 million in taxes associated with the TRS subsidiary. For each of the six months ended June 30, 2013 and 2012, the Company incurred approximately $0.04 million in taxes associated with the TRS subsidiary.

NOTE 8                                                    COMMON STOCK

On January 12, 2012, GGP distributed the assets and liabilities of RPI Businesses to Rouse. Pursuant to the spin-off, the Company received certain of the assets and liabilities of GGP. Upon this spin-off the Company issued 35,547,049 shares of our common stock to the existing GGP shareholders. In connection therewith $405.3 million of GGP’s equity was converted to paid-in capital. The GGP shareholders received approximately 0.0375 shares of Rouse common stock for every share of GGP common stock owned as of the record date of December 31, 2011. The Company also issued 359,056 shares of our Class B common stock, par value $0.01 per share, to GGP LP.  The Class B common stock has the same rights as the Rouse common stock, except the holders of Class B common stock do not have any voting rights. On February 6, 2013, the 359,056 shares of our Class B common stock were converted into 359,056 shares of our common stock, at the request of the stockholder.

On March 26, 2012, the Company completed a rights offering and backstop purchase. Under the terms of the rights offering and backstop purchase, the Company issued 13,333,333 shares of our common stock at a subscription price of $15.00 per share. Net proceeds of the rights offering and backstop purchase approximated $191.6 million.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Brookfield Asset Management, Inc. and its affiliates and co-investors (collectively, “Brookfield”) own approximately 54.38% of the Company as of June 30, 2013.

On March 26, 2013, the Company sold 10,559 shares of the Company's common stock that were held as treasury stock at a stock price of $17.91 per share.

Dividends

On February 28, 2013, the Company's Board of Directors declared a first quarter common stock dividend of $0.13 per share which was paid on April 29, 2013 to stockholders of record on April 15, 2013.

On May 2, 2013, the Company's Board of Directors declared a second quarter common stock dividend of $0.13 per share which was paid on July 31, 2013 to stockholders of record on July 15, 2013.

On August 1, 2013, the Company's Board of Directors declared a third quarter common stock dividend of $0.13 per share which will be paid on October 31, 2013 to stockholders of record on October 15, 2013.

NOTE 9                                                    STOCK BASED COMPENSATION PLANS

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

The following tables summarize stock option activity for the Equity Plan for the six months ended June 30, 2013 and 2012:

	2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock options outstanding at January 1	1,945,643	$14.64	—	$—
Granted	695,900	16.48	1,652,486	14.70
Exercised	—	—	—	—
Forfeited	(47,378)	14.41	—	—
Expired	—	—	—	—
Stock options outstanding at June 30,	2,594,165	$15.14	1,652,486	$14.70

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Stock Options Outstanding (1)
Issuance	Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price
March 2012	1,542,708	8.75	$14.72
May 2012	21,900	8.92	13.71
August 2012	36,400	9.17	13.75
October 2012	297,257	9.33	14.47
February 2013	695,900	9.67	16.48
Stock options outstanding at June 30, 2013	2,594,165	9.07	$15.14

Explanatory Note:

(1) During the three and six months ended June 30, 2013, 4,380 and 319,477, respectively, of stock options became fully vested. The intrinsic value of these options that vested during the three and six months ended June 30, 2013 was $0.03 million and $1.6 million, respectively.

The Company recognized $0.4 million and $0.1 million in compensation expense related to the stock options for the three months ended June 30, 2013 and 2012, respectively. The Company recognized $0.7 million and $0.4 million in compensation expense related to the stock options for the six months ended June 30, 2013 and 2012, respectively.

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

The following table summarizes restricted stock activity for the six months ended June 30, 2013 and 2012:

	2013		2012
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock grants outstanding at January 1	263,669	$14.69	—	$—
Granted	36,573	16.48	344,751	14.69
Forfeited	(4,160)	14.72	—	—
Cancelled	—	—	—	—
Vested	(7,674)	15.56	(5,096)	14.72
Nonvested restricted stock grants outstanding at June 30	288,408	$14.87	339,655	$14.69

The 4,160 shares of restricted stock that were forfeited during the six months ended June 30, 2013 will be held in treasury for future restricted stock or option issuances.

The weighted average remaining contractual term (in years) of granted, nonvested awards as of June 30, 2013 was 1.5 years.

The Company recognized $0.4 million and $0.2 million in compensation expense related to the restricted stock for the three months ended June 30, 2013 and 2012, respectively. The Company recognized $0.8 million and $0.6 million in compensation expense related to the restricted stock for the six months ended June 30, 2013 and 2012, respectively.

Other Disclosures

The estimated values of options granted in the table above are based on the Black-Scholes pricing model using the assumptions in the table below.  The estimate of the risk-free interest rate is based on the average of a 5- and 10-year U.S. Treasury note on the date the options were granted.  The estimate of the dividend yield and expected volatility is based on a review of publicly-traded

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

peer companies.  The expected life is computed using the simplified method as the Company does not have historical share option data. The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model with the following 2013 weighted-average assumptions:

Risk-free interest rate	1.10%
Dividend yield	4.25%
Expected volatility	26.00%
Expected life (in years)	6.5

As of June 30, 2013, total compensation expense which had not yet been recognized related to nonvested options and restricted stock grants was $9.5 million. Of this total, $1.5 million is expected to be recognized in 2013, $3.1 million in 2014, $2.5 million in 2015, $1.7 million in 2016, $0.6 million in 2017, and $0.1 million in 2018.  These amounts may be impacted by future grants, changes in forfeiture estimates or vesting terms, and actual forfeiture rates differing from estimated forfeiture rates.

NOTE 10                                            NON-CONTROLLING INTEREST

The non-controlling interest on the Company's Consolidated Balance Sheets represents Series A Cumulative Non-Voting Preferred Stock ("Preferred Shares") of Rouse Holdings, Inc. (Holdings), a subsidiary of Rouse. Holdings issued 111 Preferred Shares at a par value of $1,000 per share to third parties on June 29, 2012. The Preferred Shareholders are entitled to a cumulative preferential annual cash dividend of 12.5%. These Preferred Shares may only be redeemed at the option of Holdings for $1,000 per share plus all accrued and unpaid dividends. Furthermore, in the event of a voluntary or involuntary liquidation of Holdings the Preferred Shareholders are entitled to a liquidation preference of $1,000 per share plus all accrued and unpaid dividends. The Preferred Shares are not convertible into or exchangeable for any property or securities of Holdings.

NOTE 11                                             RELATED PARTY TRANSACTIONS

Transition Services Agreement with GGP

The Company has entered into a transition services agreement with GGP whereby GGP or its subsidiaries provide to us, on a transitional basis, certain specified services for various terms not exceeding 18 months following the spin-off. The services that GGP provides to the Company include, among others, payroll, human resources and employee benefits, financial systems management, treasury and cash management, accounts payable services, telecommunications services, information technology services, asset management services, legal and accounting services and various other corporate services. The charges for the transition services generally are intended to allow GGP to fully recover the costs directly associated with providing the services, plus a level of profit consistent with an arm’s length transaction together with all out-of-pocket costs and expenses. The charges of each of the transition services are generally based on an hourly fee arrangement and pass-through out-of-pocket costs. The Company may terminate certain specified services by giving prior written notice to GGP of any such termination.  For the three months ended June 30, 2013 and 2012, costs associated with the transition services agreement were $0.02 million and $0.4 million, respectively, and for the six months ended June 30, 2013 and 2012 the costs associated were $0.1 million and $1.0 million, respectively. Approximately $0.03 million of these costs were outstanding and payable as of June 30, 2013.

Office Lease with Brookfield

Upon its spin-off from GGP, the Company assumed a 10-year lease agreement with Brookfield, as landlord, for office space for our corporate office in New York City. Costs associated with the office lease were $0.3 million for the three months ended June 30, 2013 and 2012 and $0.5 million for the six months ended June 30, 2013 and 2012. There are no outstanding amounts payable as of June 30, 2013.  In addition, the landlord completed the build out of the Company's office space during 2012 for $1.7 million of which $0.2 million was payable as of June 30, 2013. The costs associated with the build out of the Company's office space were capitalized in buildings and equipment.

During 2012, the Company entered into a 5-year lease agreement with Brookfield, as landlord, for office space for our regional office in Dallas, Texas. The lease commenced in October 2012 with no payments due for the first 12 months. During April 2013,

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

the Company amended the lease and expanded its current space with no payments due under the amended lease until December 2013 and no outstanding amounts payable as of June 30, 2013.

Subordinated Credit Facility with Brookfield

The Company entered into a Subordinated Facility with a wholly-owned subsidiary of Brookfield, as lender, for a $100.0 million revolving credit facility.  The Company paid a one time upfront fee of $0.5 million related to this facility in 2012. In addition, the Company is required to pay a semi-annual revolving credit fee of $0.3 million related to this facility. As of June 30, 2013, no amounts have been drawn on this Subordinated Facility and $0.3 million are payable related to the revolving credit fee.

Business Infrastructure Costs

Upon its spin-off from GGP, the Company commenced the development of its information technology platform. The development of this platform requires us to purchase, design and create various information technology applications and infrastructure. Brookfield Corporate Operations, LLC ("BCO") has been engaged to assist in the project development and to procure the various applications and infrastructure of the Company. As of June 30, 2013 and December 31, 2012, the Company incurred $7.6 million and $5.2 million, respectively, of infrastructure costs which are capitalized in buildings and equipment, of which $0.5 million of these costs were outstanding and payable as of June 30, 2013.

Financial Service Center

During 2013, the Company engaged BCO's financial service center to manage certain administrative services of Rouse, such as accounts payable and receivable, employee expenses, lease administration, and other similar types of services. Approximately $0.3 million and $0.6 million in costs were incurred for the three and six months ended June 30, 2013, respectively. Approximately, $0.1 million of these costs were outstanding and payable as of June 30, 2013.

The Company was also required to pay a monthly information technology services fee to BCO. Approximately $0.5 million and $0.9 million in costs were incurred for the three and six months ended June 30, 2013, of which $0.2 million of these costs were outstanding and payable as of June 30, 2013.

Demand Deposit from Brookfield U.S. Holdings

In August 2012, the Company entered into an agreement with Brookfield U.S. Holdings (U.S. Holdings) to place funds into an interest bearing account which earns interest at LIBOR plus 1.05% per annum. The demand deposit is secured by a note from U.S. Holdings and guaranteed by Brookfield Asset Management Inc. The demand deposit had an original maturity of February 14, 2013 and was extended to August 14, 2013. However, the Company may demand the funds earlier by providing U.S. Holdings with three days' notice. The Company earned approximately $0.1 million and $0.3 million in interest income for the three and six months ended June 30, 2013. No interest income was earned for the three and six months ended June 30, 2012. As of June 30, 2013, the Company has $45.0 million on deposit with Brookfield, which is recorded as a demand deposit from affiliate on the Company's Consolidated Balance Sheets.

NOTE 12                                       SUBSEQUENT EVENTS

On July 24, 2013, the Company acquired the Greenville Mall, located in Greenville, NC, for a total purchase price of approximately $50.3 million. As part of the acquisition, the Company assumed a $41.7 million, 5.29% fixed rate mortgage due in December 2015. The Greenville Mall totals approximately 460,000 square feet, and is anchored by Belk Ladies, Belk Men & Home, jcpenney and Dunham's Sports (opening late 2013) and generates inline shop sales of approximately $375 per square foot. As the only enclosed regional mall within a 40 mile radius, it serves a multi-county trade area of over 400,000 people and features leading national retailers such as Victoria's Secret, Buckle, American Eagle, Aeropostale, Bath and Body Works and Footlocker.

On August 1, 2013, the Company's Board of Directors declared a third quarter common stock dividend of $0.13 per share which will be paid on October 31, 2013 to stockholders of record on October 15, 2013.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Forward-looking information

We may make forward-looking statements in this Quarterly Report and in other reports that we file with the Securities and Exchange Commission (the "SEC"). In addition, our senior management may make forward-looking statements orally to analysts, investors, creditors, the media and others.

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

There are several factors, many beyond our control, which could cause results to differ materially from our expectations, some of which are described in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012 .  These factors are incorporated herein by reference. Any factor could by itself, or together with one or more other factors, adversely affect our business, results of operations or financial condition.
Overview—Introduction
As of June 30, 2013, our portfolio consisted of 31 regional malls in 19 states totaling over 21 million square feet of retail and ancillary space which are 89.9% leased and 86.5% occupied. We elected to be treated as a REIT in connection with the filing of our federal income tax return for the 2011 taxable year. Subject to our ability to meet the requirements of a REIT, we intend to maintain this status in future periods.
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
Recent Developments

On May 2, 2013, the Board of Directors declared a second quarter common stock dividend of $0.13 per share. The dividend was paid on July 31, 2013 to stockholders of record on July 15, 2013.

On May 10, 2013, we placed a new non-recourse mortgage loan on the NewPark Mall located in Newark, CA for $71.5 million, with an initial funding of $66.5 million. The loan provides for an additional subsequent funding of $5.0 million upon achieving certain conditions. The loan amortizes over 30 years, bears interest at a floating rate of LIBOR plus 405 basis points, and has a term of four years with a one year extension subject to certain conditions being met. This loan replaced a $62.9 million loan that had a fixed rate of 7.45%. Net proceeds to us after related closing costs were approximately $1.1 million.

On June 19, 2013, we placed a new non-recourse mortgage loan on the Valley Hills Mall located in Hickory, NC for $68.0 million. The loan bears interest at a fixed rate of 4.47%, has a term of ten years and amortizes over 30 years. This loan replaced a $51.4 million loan that had a fixed rate of 4.73%. Net proceeds to us after related closing and defeasance costs were approximately $15.0 million.

On June 21, 2013, we conveyed the Boulevard Mall located in Las Vegas, NV to the lender of the loan related to the property in full satisfaction of the loan. The loan had a net outstanding balance of approximately $81.3 million and we recorded a gain on extinguishment of debt of $14.0 million for the three and six months ended June 30, 2013.

Results of Operations
As of June 30, 2013, our total portfolio consists of 31 properties (which excludes the Boulevard Mall, which was disposed of during the three months ended June 30, 2013). Properties that were owned and in operation during the entire year for 2012 and for the three and six months ended June 30, 2013 are referred to as the Same Property portfolio, which currently consists of 29 properties. The following table presents our property acquisitions and dispositions during 2012 and 2013 (which properties are excluded from the Same Property portfolio):

Property	Location	Date Acquired / Disposed
Acquisitions:
Grand Traverse Mall	Traverse City, MI	February 21, 2012
The Mall at Turtle Creek	Jonesboro, AR	December 28, 2012

Dispositions:
The Boulevard Mall	Las Vegas, NV	June 21, 2013

Three Months Ended June 30, 2013 compared to the Three Months Ended June 30, 2012

	June 30, 2013	June 30, 2012	$ Change	% Change
	(In thousands)
Revenues:
Minimum rents	$39,834	$36,505	$3,329	9.1%
Tenant recoveries	16,155	16,000	155	1.0
Overage rents	841	649	192	29.6
Other	1,551	1,268	283	22.3
Total revenues	58,381	54,422	3,959	7.3
Expenses:
Real estate taxes	6,069	5,424	645	11.9
Property maintenance costs	2,925	3,161	(236)	(7.5)
Marketing	660	625	35	5.6
Other property operating costs	14,210	14,075	135	1.0
Provision for doubtful accounts	350	405	(55)	(13.6)
General and administrative	5,248	5,240	8	0.2
Depreciation and amortization	15,563	16,032	(469)	(2.9)
Other	969	1,983	(1,014)	(51.1)
Total expenses	45,994	46,945	(951)	(2.0)
Operating income	12,387	7,477	4,910	65.7

Interest income	125	8	117	>100.0
Interest expense	(21,659)	(22,008)	349	1.6
Loss before income taxes and discontinued operations	(9,147)	(14,523)	5,376	37.0
Provision for income taxes	(219)	(173)	(46)	(26.6)
Loss from continuing operations	(9,366)	(14,696)	5,330	36.3%
Loss from discontinued operations	(513)	(1,244)	731	58.8%
Gain on extinguishment of debt	13,995	—	13,995	100.0%
Discontinued operations, net	13,482	(1,244)	14,726	>100%
Net income (loss)	$4,116	$(15,940)	$20,056	>100%
Revenues
Total revenues increased $4.0 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 . The 2012 property acquisitions of Grand Traverse Mall and The Mall at Turtle Creek increased revenue by $2.8 million. The remaining $1.2 million is due to additional revenues from net leasing activities in various malls within the Same Property portfolio, during the three months ended June 30, 2013 and 2012.
Operating Expenses
Property operating expenses increased $0.5 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Property operating expenses include real estate taxes, property maintenance costs, marketing, other property operating costs, and provision for doubtful accounts. The 2012 property acquisitions of Grand Traverse Mall and The Mall at Turtle Creek contributed a $0.3 million increase in property operating expenses. The remainder of the increase is primarily related to an increase in real estate taxes from the Same Property portfolio for the three months ended June 30, 2013 and 2012.
Depreciation and amortization decreased $0.5 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The change is primarily due to the decrease in amortization of in-place leases due to tenant lease expirations, offset by the 2012 property acquisitions of Grand Traverse Mall and The Mall at Turtle Creek.

Other expenses decreased $1.0 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 primarily due to initial costs incurred by the Company during its first year of stand alone operations. The reduction is primarily due to a $1.0 million decrease in temporary employee expenses.
Other Income and Expenses
Interest income increased $0.1 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The increase is due to the interest income earned on the demand deposit from Brookfield U.S. Holdings. See Note 10 to our Consolidated and Combined Financial Statements.
Interest expense decreased $0.3 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The decrease is primarily related to lower average outstanding balances on our loans, offset by an increase of $2.0 million in defeasance fees and the write-off of deferred financing costs related to the refinancing of Valley Hill Mall and NewPark Mall.
Discontinued operations, net increased for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. We conveyed our interest in the Boulevard Mall to the lender of the loan related to the property, which resulted in a net gain of discontinued operations of $13.5 million for the three months ended June 30, 2013. No assets were disposed of during the three months ended June 30, 2012.
Six Months Ended June 30, 2013 compared to the Six Months Ended June 30, 2012

	June 30, 2013	June 30, 2012	$ Change	% Change
	(In thousands)
Revenues:
Minimum rents	$78,563	$72,271	$6,292	8.7%
Tenant recoveries	32,335	31,573	762	2.4
Overage rents	2,291	2,013	278	13.8
Other	2,685	2,332	353	15.1
Total revenues	115,874	108,189	7,685	7.1
Expenses:
Real estate taxes	11,784	11,257	527	4.7
Property maintenance costs	6,203	6,428	(225)	(3.5)
Marketing	1,312	1,051	261	24.8
Other property operating costs	27,817	27,615	202	0.7
Provision for doubtful accounts	499	646	(147)	(22.8)
General and administrative	10,099	10,384	(285)	(2.7)
Provision for impairment	—	—	—	100.0
Depreciation and amortization	31,670	33,163	(1,493)	(4.5)
Other	1,467	6,442	(4,975)	(77.2)
Total expenses	90,851	96,986	(6,135)	(6.3)
Operating income	25,023	11,203	13,820	>100.0

Interest income	326	9	317	>100.0
Interest expense	(41,303)	(50,320)	9,017	17.9
Loss before income taxes and discontinued operations	(15,954)	(39,108)	23,154	59.2
Provision for income taxes	(254)	(239)	(15)	(6.3)
Loss from continuing operations	(16,208)	(39,347)	23,139	58.8
Loss from discontinued operations	(23,158)	(2,670)	(20,488)	>(100.0)
Gain on extinguishment of debt	13,995	—	13,995	100.0
Discontinued operations, net	(9,163)	(2,670)	(6,493)	>(100.0)
Net income (loss)	$(25,371)	$(42,017)	$16,646	39.6

Revenues
Total revenues increased $7.7 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The increase of $6.2 million is primarily related to the 2012 property acquisitions of Grand Traverse Mall and The Mall at Turtle Creek. The remaining increase is related to additional revenue from the net leasing in various malls included in the Same Property portfolio during the six months ended June 30, 2013 and 2012.
Operating Expenses
Property operating expenses increased $0.6 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Property operating expenses include real estate taxes, property maintenance costs, marketing, other property operating costs, and provision for doubtful accounts. The Same Property portfolio decreased approximately $0.7 million for the six months ended June 30, 2013 and 2012 due to a reduction in repairs and maintenance expense. The 2012 property acquisitions of Grand Traverse Mall and The Mall at Turtle Creek increased property operating expenses by approximately $1.3 million.
Depreciation and amortization decreased $1.5 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The change is primarily due to the decrease in amortization of in-place leases due to tenant lease expirations, offset by the 2012 acquisitions of Grand Traverse and The Mall at Turtle Creek.
Other expenses decreased $5.0 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due to initial costs incurred by the Company during its first year of stand alone operations. The decrease in these costs include $1.5 million in severance expenses, $1.3 million for temporary employees, $1.2 million in signing bonuses, and other formation costs of the Company.
Other Income and Expenses
Interest income increased $0.3 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The increase is due to the interest income earned on the demand deposit from Brookfield U.S. Holdings. See Note 10 to our Consolidated and Combined Financial Statements.
Interest expense decreased $9.0 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The decrease is primarily related to the $9.0 million write-off of market rate adjustments that was incurred in January 2012 upon the spin-off of the Company and the refinancing of various loans.
Discontinued operations, net increased for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. We conveyed our interest in the Boulevard Mall to the lender of the loan related to the property, which resulted in a net loss of discontinued operations of $9.2 million for the six months ended June 30, 2013. No assets were disposed of during the six months ended June 30, 2012

Operating Metrics

The following table presents select leasing information pertaining to leases signed during the three months ended June 30, 2013:

2013 Leasing Activity(1)(2)(3)(4)	No. of Leases	Square Feet	Term (in years)	Initial Rent PSF	Average Rent PSF
New Leases
Under 10,000 sq. ft.	16	53,822	8.6	$25.93	$28.67
Over 10,000 sq. ft.	11	221,048	11.8	14.72	15.52
Total New Leases	27	274,870	11.1	16.92	18.09

Renewal Leases
Under 10,000 sq. ft.	56	180,531	2.6	$25.44	$25.93
Over 10,000 sq. ft.	4	93,235	2.5	8.05	8.05
Total Renewal Leases	60	273,766	2.6	19.51	19.84

Sub-Total	87	548,636	6.9	18.21	18.96

Percent in Lieu	15	61.369	n.a.	n.a.	n.a.

Total Q2 2013	102	610,005	6.9	$18.21	$18.96
Explanatory Notes:

(1) Excludes anchors and specialty leasing.
(2) Represents signed leases as of June 30, 2013.
(3) Represents signed leases for malls and excludes traditional anchor stores.
(4) The total aggregate tenant allowances granted for these leases were approximately $5.3 million and total leasing commissions were approximately $2.5 million. There were no material tenant concessions with respect to the leases that we signed during the three months ended June 30, 2013.

The following table represents our weighted average in-place rent for freestanding and mall space that is less than 10,000 square feet as of June 30, 2013:

In-Place Rent < 10k SF (1)
June 30, 2013
Freestanding	$19.03
Mall	$38.61
Total Same Property Portfolio	$36.79

Explanatory Note:

(1) Rent is presented on a cash basis and consists of base minimum rent, common area costs, and real estate taxes.

The following table presents leasing spread information for renewals and new leases that we signed during the three months ended June 30, 2013, as compared to the rents of the expiring leases:

New and Renewal Lease Spread (1)

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF (2)	Average Rent PSF (3)	Expiring Rent PSF (4)	Initial Rent Spread		Average Rent Spread
Total Q2 2013	53	267,233	4.1	$18.73	$19.42	$17.27	$1.46	8.5%	$2.15	12.4%

Explanatory Notes:

(1) Excludes anchors, percent in lieu, and specialty leasing.
(2) Represents initial rent per square foot at time of rent commencement, with rent consisting of base minimum rent, common area costs, and real estate taxes.
(3) Represents average rent per square foot over the lease term, with rent consisting of base minimum rent, common area costs, and real estate taxes.
(4) Represents expiring rent per square foot at end of lease, with rent consisting of base minimum rent, common area costs, and real estate taxes.

Same Property Material Trends

•
Percentage leased increased to 89.9% as of June 30, 2013 from 89.0% as of June 30, 2012 in our Same Property portfolio. This increase is the result of signing leases at higher levels compared to lease expirations since June 30, 2012.

•
Average in-place rents for mall spaces that are less than 10,000 square feet increased by 1.6% to $38.63 as of June 30, 2013 from $38.01 as of June 30, 2012 in our Same Property portfolio. The increase is attributable to higher rents on new and renewal leases as compared to the existing rents of the Same Property portfolio.

•
Same Property Core NOI was $33.9 million and $33.9 million for the three months ended June 30, 2013 and 2012 and $68.3 million and $67.7 million for the six months ended June 30, 2013 and 2012. Core NOI has increased for the six months ended as a result of the increased percentage occupied and higher average in-place rents over the respective period. Core NOI is a non-GAAP financial measure. See "—Non-GAAP Financial Measures" for a discussion of Core NOI and a reconciliation of Same Property Core NOI and Core NOI from the consolidated and combined net income (loss) as computed in accordance with GAAP.

Liquidity and Capital Resources
Our primary uses of cash include payment of operating expenses, working capital, capital expenditures, debt repayment, including principal and interest, reinvestment in properties, development and redevelopment of properties, acquisitions, tenant allowances, and dividends.
Our primary sources of cash are operating cash flow, refinancings of existing loans, equity previously raised from our rights offering, borrowings under our Revolver and borrowings under our Subordinated Facility and the funds from our demand deposit.
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
As of June 30, 2013, our combined contractual debt, excluding non-cash debt market rate adjustments, was approximately $1.1 billion. The aggregate principal and interest payments due on our outstanding indebtedness as of June 30, 2013 is approximately $40.7 million for the year ending 2013 and approximately $234.5 million for the year ending 2014.
Financings
Senior Secured Credit Facility- On the Spin-Off Date, we entered into a senior secured credit facility (“Senior Facility”) with a syndicate of banks, as lenders, and Wells Fargo Bank, National Association, as administrative agent, and Wells Fargo Securities, LLC, RBC Capital Markets, LLC, and U.S. Bank National Association, as joint lead arrangers, that provided borrowings on a revolving basis of up to $50.0 million (the “Revolver”) and a senior secured term loan (the “Term Loan” and, together with the Revolver, the “Facilities”), which provided an advance of approximately $433.5 million and is a direct obligation to us. The

Facilities closed concurrently with the consummation of the spin-off and have a term of three years. During 2012, the outstanding balance on the Term Loan decreased from $433.5 million to $287.9 million due to the repayments on the Term Loan concurrent with the refinancing of the Pierre Bossier, Southland Center, and Animas Valley Malls. In addition, during 2012, the interest rate was renegotiated from LIBOR plus 5.0% (with a LIBOR floor of 1.0%) to LIBOR plus 4.5% (with no LIBOR floor). In January 2013, in order to maintain the same level of liquidity, we paid down an additional $100.0 million on the Term Loan and increased the Revolver from $50.0 million to $150.0 million. As of June 30, 2013, the outstanding balance on the Term Loan was $187.9 million and no amounts were drawn on the Revolver.

We are required to pay an unused fee, paid quarterly in arrears, related to the Revolver equal to 0.30% per year if the aggregate unused amount is greater than or equal to 50% of the Revolver or 0.25% per year if the aggregate unused amount is less that 50% of the Revolver.

The Senior Facility has affirmative and negative covenants that are customary for a real estate loan, including, without limitation, restrictions on incurrence of indebtedness and liens on the mortgage collateral; restrictions on pledges; restrictions on subsidiary distributions; with respect to the mortgage collateral, limitations on our ability to enter into transactions including mergers, consolidations, sales of assets for less than fair market value and similar transactions; conduct of business; restricted distributions; transactions with affiliates; and limitation on speculative hedge agreements. In addition, we are required to comply with financial maintenance covenants relating to the following: (1) net indebtedness to value ratio, (2) liquidity, (3) minimum fixed charge coverage ratio, (4) minimum tangible net worth, and (5) minimum portfolio debt yield. Failure to comply with the covenants in the Senior Facility would result in a default under the credit agreement governing the Facilities and, absent a waiver or an amendment from our lenders, permit the acceleration of all outstanding borrowings under the Senior Facility, which would also result in a cross-default of our Subordinated Facility. As of June 30, 2013, we were in compliance with these financial covenants.

Subordinated Revolving Credit Facility- On the Spin-Off Date we also entered into a subordinated unsecured revolving credit facility with a wholly-owned subsidiary of Brookfield Asset Management, Inc., a related party, that provides borrowings on a revolving basis of up to $100.0 million (the “Subordinated Facility”). The Subordinated Facility has a term of three years and six months and will bear interest at LIBOR (with a LIBOR floor of 1%) plus 8.50%. The default interest rate following a payment event of default under the Subordinated Facility will be 2.00% more than the then-applicable interest rate. Interest will be payable monthly.  In addition, we are required to pay a semi-annual revolving credit fee of $0.25 million. As of June 30, 2013, no amounts have been drawn from the Subordinated Facility.

Property-Level Debt- We have individual Property-Level Debt (the “Property-Level Debt”) on 17 of our 31 assets, representing approximately $959.4 million (excluding $13.6 million of market rate adjustments). The Property-Level Debt has a weighted average interest rate of 5.11% and an average remaining term of 4.9 years. The Property-Level Debt is stand-alone (not cross-collateralized) first mortgage debt and is non-recourse with the exception of customary contingent guarantees/indemnities.

On June 21, 2013, we conveyed the Boulevard Mall located in Las Vegas, NV to the lender of the loan related to the property in full satisfaction of the loan. The loan had a net outstanding balance of approximately $81.3 million and we recorded a gain on extinguishment of debt of $14.0 million for the three and six months ended June 30, 2013 (see Notes 2 and 6 to our Notes to Consolidated and Combined Financial Statements).

Redevelopment

We continue to evaluate and execute in the redevelopment of various malls within our portfolio. A component of our business strategy is to identify value creation initiatives for our properties and to then invest significant capital to reposition and refresh our properties. These redevelopment opportunities are typically completed in conjunction with leasing activity for that respective space. We anticipate funding our redevelopment projects with the net cash provided by operating activities, borrowings under our Revolver, borrowings under our Subordinated Facility and the funds of our demand deposit.

The table below describes our current redevelopment projects, which commenced during 2013 (dollars in thousands):

Property	Description	Total Project Square Feet	Total Estimated Project Cost	Cost to Date
Silver Lake Mall	Convert anchor space and unproductive inline space to Jo-Ann Fabrics and The Sports Authority	62,300	$4,420	$4,420
Coeur D'Alene, ID
Lakeland Square	Convert anchor space and unproductive inline space to Cinemark Theater and The Sports Authority	89,000	$13,000	$7,551
Lakeland, FL
Bayshore Mall	Convert unproductive space to accomodate new tenants including: TJ Maxx, Ulta, and The Sports Authority	60,000	$8,300	$557
Eureka, CA
Lansing Mall	Replace vacant anchor space with Regal Cinema and add multiple outparcels	66,000	$14,900	$144
Lansing, MI
Summary of Cash Flows
Six Months Ended June 30, 2013 compared to the Six Months Ended June 30, 2012
Cash Flows from Operating Activities
Net cash provided by operating activities was $27.0 million for the six months ended June 30, 2013, compared to $24.2 million for the six months ended June 30, 2012. The increase in cash available from operations is primarily related to the additional proceeds generated by our acquisitions of Grand Traverse Mall and The Mall at Turtle Creek in February 2012 and December 2012.
Cash Flows from Investing Activities
Net cash provided by (used in) investing activities was $68.9 million for the six months ended June 30, 2013, compared to $(68.9) million for the six months ended June 30, 2012. During the six months ended June 30, 2013, we reduced our demand deposit by $105.0 million with Brookfield U.S. Holdings in order to pay down $100.0 million on our Term Loan. Cash used for acquisition/development of real estate and property additions/improvements was $25.8 million for the six months ended June 30, 2013 compared to $20.1 million for the same period in 2012.
Cash Flows from Financing Activities
Net cash provided by (used in) financing activities was $(86.3) million for the six months ended June 30, 2013, compared to $207.8 million for the six months ended June 30, 2012.
The decrease of $294.1 million in net cash provided by financing activities was primarily due to $191.9 million in proceeds related to our rights offering that occurred during the six months ended June 30, 2012. Principal payments were $277.9 million for the six months ended June 30, 2013, compared to $510.8 million for the six months ended June 30, 2012. During the six months ended June 30, 2013, we received $204.5 million in proceeds from refinancings / issuances of mortgage, notes, and loans payable as a result of our refinancing of the Lakeland Mall, NewPark Mall and Valley Hills Mall. This is compared to the $560.8 million that we received during the six months ended June 30, 2012, which included proceeds provided by the Term Loan, as well as refinancings on Pierre Bossier Mall and Southland Center.

Contractual Cash Obligations and Commitments
The following table aggregates our contractual cash obligations and commitments as of June 30, 2013:

	2013	2014	2015	2016	2017	Subsequent	Total
	(In thousands)
Long-term debt-principal(1)	$11,557	$181,750	$205,855	$245,607	$208,465	$294,089	$1,147,323
Interest payments(2)	29,175	52,770	41,293	32,225	18,251	64,588	238,302
Operating lease obligations	538	1,217	1,221	1,235	1,261	4,524	9,996
Total	$41,270	$235,737	$248,369	$279,067	$227,977	$363,201	$1,395,621

Explanatory Notes:

(1) Excludes $13.6 million of non-cash debt market rate adjustments.
(2) Based on rates as of June 30, 2013. Variable rates are based on LIBOR rate of 0.19%.
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

Non-GAAP Financial Measures
Real Estate Property Net Operating Income and Core Net Operating Income
We present NOI and Core NOI, as defined below, in this Quarterly Report as supplemental measures of our performance that are not required by, or presented in accordance with GAAP. We believe that NOI and Core NOI are useful supplemental measures of our operating performance. We define NOI as operating revenues (minimum rents, including lease termination fees, tenant recoveries, overage rents, and other income) less property and related expenses (real estate taxes, repairs and maintenance, marketing, other property expenses, and provision for doubtful accounts). We define Core NOI as NOI excluding straight-line rent, amortization of tenant inducements, amortization of above and below-market tenant leases, and amortization of above and below-market ground rent expense. Other real estate companies may use different methodologies for calculating NOI and Core NOI and, accordingly, our NOI and Core NOI may not be comparable to other real estate companies.
Because NOI and Core NOI exclude general and administrative expenses, interest expense, depreciation and amortization, impairment, reorganization items, strategic initiatives, provision for income taxes, gain on extinguishment of debt, straight-line rent, above and below-market tenant leases, and above and below-market ground leases, we believe that NOI and Core NOI provide performance measures that, when compared year over year, reflect the revenues and expenses directly associated with owning and operating regional shopping malls and the impact on operations from trends in occupancy rates, rental rates and operating costs. These measures thereby provide an operating perspective not immediately apparent from GAAP operating income (loss) or net income (loss). We use NOI and Core NOI to evaluate our operating performance on a property-by-property basis because NOI and Core NOI allow us to evaluate the impact that factors such as lease structure, lease rates and tenant base, which vary by property, have on our operating results, gross margins and investment returns.
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

	For the three months ended June 30,
	2013			2012
	Consolidated	Discontinued Operations	Total	Consolidated	Discontinued Operations	Total
	(In thousands)
Net income (loss)	$4,116	$—	$4,116	$(15,940)	$—	$(15,940)
Gain on extinguishment of debt	(13,995)	—	(13,995)	—	—	—
Loss from discontinued operations	513	(513)	—	1,244	(1,244)	—
Provision for income taxes	219	—	219	173	—	173
Interest expense	21,659	1,536	23,195	22,008	1,691	23,699
Interest income	(125)	—	(125)	(8)	—	(8)
Other	969	—	969	1,983	—	1,983
Depreciation and amortization	15,563	195	15,758	16,032	741	16,773
General and administrative	5,248	—	5,248	5,240	—	5,240
NOI	34,167	1,218	35,385	30,732	1,188	31,920
Above and below market ground rent expense, net	30	—	30	31	—	31
Above and below market tenant leases, net	4,114	(145)	3,969	6,105	469	6,574
Amortization of tenant inducements	250	—	250	—	—	—
Amortization of straight line rent	(879)	(10)	(889)	(1,613)	(44)	(1,657)
Core NOI	$37,682	$1,063	$38,745	$35,255	$1,613	36,868
Acquisitions and dispositions	(3,572)	(1,063)	(4,635)	(1,298)	(1,613)	(2,911)
Termination income	(218)	—	(218)	(70)	—	(70)
Same Property Core NOI	$33,892	$—	$33,892	$33,887	$—	$33,887

	For the six months ended June 30,
	2013			2012
	Consolidated	Discontinued Operations	Total	Consolidated	Discontinued Operations	Total
	(In thousands)
Net income (loss)	$(25,371)	$—	$(25,371)	$(42,017)	$—	$(42,017)
Gain on extinguishment of debt	(13,995)	—	(13,995)	—	—	—
Loss from discontinued operations	23,158	(23,158)	—	2,670	(2,670)	—
Provision for income taxes	254	—	254	239	—	239
Interest expense	41,303	3,227	44,530	50,320	3,368	53,688
Interest income	(326)	—	(326)	(9)	—	(9)
Other	1,467	—	1,467	6,442	—	6,442
Provision for impairment	—	21,661	21,661	—	—	—
Depreciation and amortization	31,670	763	32,433	33,163	1,884	35,047
General and administrative	10,099	—	10,099	10,384	—	10,384
NOI	68,259	2,493	70,752	61,192	2,582	63,774
Above and below market ground rent expense, net	61	—	61	62	—	62
Above and below market tenant leases, net	8,413	176	8,589	11,799	1,210	13,009
Amortization of tenant inducements	500	—	500	—	—	—
Amortization of straight line rent	(1,823)	(30)	(1,853)	(3,015)	(141)	(3,156)
Core NOI	$75,410	$2,639	78,049	$70,038	$3,651	$73,689
Acquisitions and dispositions	(6,881)	(2,639)	(9,520)	(2,110)	(3,651)	(5,761)
Termination income	(253)	—	(253)	(217)	—	(217)
Same Property Core NOI	$68,276	$—	68,276	$67,711	$—	$67,711

Funds from Operations and Core Funds from Operations
Consistent with real estate industry and investment community practices, we use FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), as a supplemental measure of our operating performance. NAREIT defines FFO as net income (loss) (computed in accordance with GAAP), excluding impairment write-downs on depreciable real estate, gains or losses from cumulative effects of accounting changes, extraordinary items and sales of depreciable properties, plus real estate related depreciation and amortization. We also include Core FFO as a supplemental measurement of operating performance. We define Core FFO as FFO excluding straight-line rent, amortization of tenant inducements, amortization of above-and below-market tenant leases, amortization of above-and below-market ground rent expense, reorganization items, amortization of deferred financing costs, mark-to-market adjustments on debt, write-off of market rate adjustments on debt, write-off of deferred financing costs, debt extinguishment costs, provision for income taxes, gain on extinguishment of debt, and other costs. Other real estate companies may use different methodologies for calculating FFO and Core FFO, and accordingly, our FFO and Core FFO may not be comparable to other real estate companies.
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

For reference, and as an aid in understanding management's computation of FFO and Core FFO, a reconciliation from the consolidated and combined net income (loss) as computed in accordance with GAAP to FFO and Core FFO is presented below:

	For the three months ended June 30,
	2013			2012
	Consolidated	Discontinued Operations	Total	Consolidated	Discontinued Operations	Total
	(In thousands)
Net income (loss)	$4,116	$—	$4,116	$(15,940)	$—	$(15,940)
Depreciation and amortization	15,563	195	15,758	16,032	741	16,773
Loss from discontinued operations	513	(513)	—	1,244	(1,244)	—
Gain on extinguishment of debt	(13,995)	—	(13,995)	—	—	—
FFO	6,197	(318)	5,879	1,336	(503)	833
Provision for income taxes	219	—	219	173	—	173
Interest expense
Amortization and write-off of market rate adjustments	2,252	541	2,793	2,107	554	2,661
Amortization and write-off of deferred financing costs	2,853	49	2,902	3,746	54	3,800
Debt extinguishment costs	1,026	—	1,026	—	—	—
Amortization of straight line rent for corporate and regional offices	63	—	63	—	—	—
Other	969	—	969	1,983	—	1,983
Above and below market ground rent expense, net	30	—	30	31	—	31
Above and below market tenant leases, net	4,114	(145)	3,969	6,105	469	6,574
Amortization of tenant inducements	250	—	250	—	—	—
Amortization of straight line rent	(879)	(10)	(889)	(1,613)	(44)	(1,657)
Core FFO	$17,094	$117	$17,211	$13,868	$530	$14,398

	For the six months ended June 30,
	2013			2012
	Consolidated	Discontinued Operations	Total	Consolidated	Discontinued Operations	Total
	(In thousands)
Net income (loss)	$(25,371)	$—	$(25,371)	$(42,017)	$—	$(42,017)
Depreciation and amortization	31,670	763	32,433	33,163	1,884	35,047
Provision for impairment	—	21,661	21,661	—	—	—
Loss from discontinued operations	23,158	(23,158)	—	2,670	(2,670)	—
Gain on extinguishment of debt	(13,995)	—	(13,995)	—	—	—
FFO	15,462	(734)	14,728	(6,184)	(786)	(6,970)
Provision for income taxes	254	—	254	239	—	239
Interest expense
Amortization and write-off of market rate adjustments	3,548	1,131	4,679	13,246	1,096	14,342
Amortization and write-off of deferred financing costs	4,978	103	5,081	5,369	99	5,468
Debt extinguishment costs	1,886	—	1,886	—	—	—
Amortization of straight line rent for corporate and regional offices	94	—	94	—	—	—
Other	1,467	—	1,467	6,442	—	6,442
Above and below market ground rent expense, net	61	—	61	62	—	62
Above and below market tenant leases, net	8,413	176	8,589	11,799	1,210	13,009
Amortization of tenant inducements	500	—	500	—	—	—
Amortization of straight line rent	(1,823)	(30)	(1,853)	(3,015)	(141)	(3,156)
Core FFO	$34,840	$646	$35,486	$27,958	$1,478	$29,436

ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risks described in our Annual Report.

ITEM 4      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter that ended on June 30, 2013. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2013 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013. That evaluation did not identify any changes that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2013.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On March 26, 2012, we completed a rights offering and backstop purchase. Under the terms of the rights offering and backstop purchase, we issued 13,333,333 shares of our common stock, $0.01 par value per share, at a subscription price of $15.00 per share, generating gross proceeds of $200.0 million. The rights offering was effected through a Registration Statement (Registration No. 333-177465) on Form S-11 that was declared effective by the SEC on February 8, 2012. The rights offering commenced on February 13, 2012. Of the 13,333,333 shares of common stock issued, 6,979,321 shares were issued in the rights offering pursuant to the Registration Statement. The remaining 6,354,012 shares were sold to affiliates of Brookfield in accordance with the terms of our backstop purchase agreement with Brookfield, and such sale was made in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933. There was no managing or soliciting dealer for the offering and we did not pay any kind of fee for the solicitation of the exercise of the rights. Pursuant to the backstop purchase agreement with Brookfield, we paid Brookfield a fee of $6.0 million as consideration for providing the backstop commitment. Net proceeds of the rights offering and backstop purchase approximated $191.6 million, after deducting an aggregate of $8.4 million in expenses incurred in connection with the rights offering and backstop purchase. We used the net proceeds of the offering for general operating, working capital and other corporate purposes, as described in the prospectus comprising a part of the Registration Statement referenced above. As of June 30, 2013, we have used $151.6 million (net of $8.4 million of costs as described above) of the net proceeds of the offering as follows:

•	Used approximately $29.6 million on property acquisitions and anchor acquisitions at properties within our existing portfolio;

•	Used approximately $22.0 million to fund portions of the Company's capital expenditures, leasing commissions, and tenant improvement costs, and

•	Used $100.0 million to pay down our Term Loan and simultaneously increased the Revolver by $100.0 million in order to maintain our current level of liquidity.

As of June 30, 2013, $40.0 million remains for general working capital purposes, including funding future acquisitions, capital expenditures, tenant improvements, and leasing commissions.
There has been no material change in our planned use of proceeds from the rights offering and backstop purchase as described in the final prospectus filed with the SEC pursuant to Rule 424(b).
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1- April 30, 2013	—		$—	—	—
May 1- May 31, 2013	—		—	—	—
June 1 - June 30, 2013	980	(1)	$20.81	—	—
Total	980		$20.81	—	—
Explanatory Note:

(1) Consists of the repurchase of 980 shares of our common stock in open-market transactions with the vesting of restricted shares of our common stock.
We expended approximately $0.02 million to repurchase these shares.

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

101
The following financial information from Rouse Properties, Inc.’s. Quarterly Report on Form 10-Q for the three and six months ended June 30, 2013 has been filed with the SEC on August 5, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated and Combined Statements of Operations and Comprehensive Income (Loss), (3) Consolidated and Combined Statements of Equity, (4) Consolidated and Combined Statements of Cash Flows and (5) Notes to Consolidated and Combined Financial Statements, tagged as blocks of text.  Pursuant to Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under these sections.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of June 30, 2013.  The registrant agrees to furnish a copy of such agreements to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROUSE PROPERTIES, INC.
(Registrant)

Date:	August 5, 2013	By:	/s/ John Wain
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

101
The following financial information from Rouse Properties, Inc’s. Quarterly Report on Form 10-Q for the three and six months ended June 30, 2013 has been filed with the SEC on August 5, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated and Combined Statements of Operations and Comprehensive Income (Loss), (3) Consolidated and Combined Statements of Equity, (4) Consolidated and Combined Statements of Cash Flows and (5) Notes to Consolidated and Combined Financial Statements, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under these sections.