Form 10-Q
period 2013-09-30
Rouse Properties, Inc.
filed 2013-11-04
CIK 1528558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013
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

The number of shares of Common Stock, $0.01 par value, outstanding on November 1, 2013 was 49,641,636.

Rouse Properties Inc.

ROUSE PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2013	December 31, 2012
	(In thousands)
Assets:
Investment in real estate:
Land	$314,728	$339,988
Buildings and equipment	1,334,746	1,312,767
Less accumulated depreciation	(135,229)	(116,336)
Net investment in real estate	1,514,245	1,536,419
Cash and cash equivalents	5,841	8,092
Restricted cash	50,898	44,559
Demand deposit from affiliate	42,565	150,163
Accounts receivable, net	24,643	25,976
Deferred expenses, net	41,488	40,406
Prepaid expenses and other assets, net	75,966	99,458
Total assets	$1,755,646	$1,905,073

Liabilities:
Mortgages, notes and loans payable	$1,177,305	$1,283,491
Accounts payable and accrued expenses, net	92,702	88,686
Total liabilities	1,270,007	1,372,177

Commitments and contingencies	—	—

Equity:
Preferred stock: $0.01 par value; 50,000,000 shares authorized, 0 issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock: $0.01 par value; 500,000,000 shares authorized, 49,645,796 issued and 49,641,636 outstanding at September 30, 2013 and 49,246,087 issued and 49,235,528 outstanding at December 31, 2012	497	493
Class B common stock: $0.01 par value; 1,000,000 shares authorized, 0 and 359,056 issued and 0 and 359,056 outstanding at September 30, 2013 and December 31, 2012	—	4
Additional paid-in capital	571,465	588,668
Accumulated deficit	(86,434)	(56,380)
Total stockholders' equity	485,528	532,785
Non-controlling interest	111	111
Total equity	485,639	532,896
Total liabilities and equity	$1,755,646	$1,905,073

The accompanying notes are an integral part of these consolidated and combined financial statements.

ROUSE PROPERTIES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Revenues:
Minimum rents	$40,733	$37,266	$119,296	$109,536
Tenant recoveries	17,918	17,130	50,254	48,701
Overage rents	188	765	2,479	2,779
Other	1,476	1,128	4,161	3,461
Total revenues	60,315	56,289	176,190	164,477
Expenses:
Real estate taxes	6,517	5,823	18,300	17,080
Property maintenance costs	2,158	2,724	8,361	9,153
Marketing	720	676	2,032	1,726
Other property operating costs	16,015	15,030	43,831	42,570
Provision for (recovery of) doubtful accounts	(136)	688	364	1,334
General and administrative	5,575	5,267	15,675	15,726
Depreciation and amortization	15,748	16,047	47,418	49,210
Other	585	1,476	2,052	7,918
Total expenses	47,182	47,731	138,033	144,717
Operating income	13,133	8,558	38,157	19,760

Interest income	166	253	492	263
Interest expense	(18,002)	(20,005)	(59,305)	(70,325)
Loss before income taxes and discontinued operations	(4,703)	(11,194)	(20,656)	(50,302)
Provision for income taxes	20	(89)	(235)	(328)
Loss from continuing operations	(4,683)	(11,283)	(20,891)	(50,630)
Discontinued operations:
Loss from discontinued operations	—	(1,773)	(23,158)	(4,442)
Gain on extinguishment of debt	—	—	13,995	—
Discontinued operations, net	—	(1,773)	(9,163)	(4,442)
Net loss	$(4,683)	$(13,056)	$(30,054)	$(55,072)

Loss from continuing operations per share - Basic and Diluted	$(0.09)	$(0.23)	$(0.42)	$(1.12)

Net loss per share - Basic and Diluted	$(0.09)	$(0.27)	$(0.61)	$(1.22)

Dividends declared per share	$0.13	$0.07	$0.39	$0.14

Comprehensive loss:
Net loss	$(4,683)	$(13,056)	$(30,054)	$(55,072)
Other comprehensive income (loss):
Net unrealized gain (loss) on financial instrument	—	32	—	(33)
Comprehensive loss	$(4,683)	$(13,024)	$(30,054)	$(55,105)

The accompanying notes are an integral part of these consolidated and combined financial statements.

ROUSE PROPERTIES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
(UNAUDITED)

	Common Stock (shares)	Class B Common Stock (shares)	Common Stock	Class B Common Stock	Additional Paid-In Capital	GGP Equity	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Equity
	(In thousands, except share amounts)
Balance at December 31, 2011	—	—	$—	$—	$—	$426,328	$—	$—	$—	$426,328
Net loss	—	—	—	—	—	(12,279)	(42,793)	—	—	(55,072)
Comprehensive loss	—	—	—	—	—	—	—	(33)	—	(33)
Distributions to GGP prior to spin-off	—	—	—	—	—	(8,394)	—	—	—	(8,394)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	111	111
Issuance of 35,547,049 shares of common stock and 359,056 shares of Class B common stock related to the spin-off and transfer of GGP equity on the spin-off date	35,547,049	359,056	356	4	405,295	(405,655)	—	—	—	—
Issuance of 13,333,333 shares of common stock related to the rights offering	13,333,333	—	133	—	199,867	—	—	—	—	200,000
Offering costs	—	—	—	—	(8,392)	—	—	—	—	(8,392)
Dividends	—	—	—	—	(6,945)	—	—	—	—	(6,945)
Issuance and amortization of stock compensation	344,751	—	4	—	1,647	—	—	—	—	1,651
Balance at September 30, 2012	49,225,133	359,056	$493	$4	$591,472	$—	$(42,793)	$(33)	$111	$549,254

Balance at December 31, 2012	49,235,528	359,056	$493	$4	$588,668	$—	$(56,380)	$—	$111	$532,896
Net loss	—	—	—	—	—	—	(30,054)	—	—	(30,054)
Conversion of Class B share to common shares	359,056	(359,056)	4	(4)	—	—	—	—	—	—
Offering costs	—	—	—	—	(332)	—	—	—	—	(332)
Dividends	—	—	—	—	(19,366)	—	—	—	—	(19,366)
Issuance and amortization of stock compensation	36,573	—	—	—	2,248	—	—	—	—	2,248
Exercise of options	4,080	—	—	—	60	—	—	—	—	60
Forfeited restricted shares	(4,160)	—	—	—	—	—	—	—	—	—
Sale of treasury stock	10,559	—	—	—	187	—	—	—	—	187
Balance at September 30, 2013	49,641,636	—	$497	$—	$571,465	$—	$(86,434)	$—	$111	$485,639

The accompanying notes are an integral part of these consolidated and combined financial statements.

ROUSE PROPERTIES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended September 30,
	2013	2012
	(In thousands)
Cash Flows from Operating Activities:
Net loss	$(30,054)	$(55,072)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	365	1,413
Depreciation	44,147	46,925
Amortization	4,784	4,921
Amortization/write-off of deferred finance costs	6,685	7,288
Amortization/write-off of debt market rate adjustments	6,821	16,876
Amortization of above/below market leases and tenant inducements	12,424	18,425
Straight-line rent amortization	(2,556)	(3,852)
Provision for impairment	21,661	—
Gain on extinguishment of debt	(14,324)	—
Stock based compensation	2,248	1,651
Net changes:
Accounts receivable	2,738	(2,264)
Prepaid expenses and other assets	(770)	(379)
Deferred expenses	(8,203)	(4,593)
Restricted cash	(210)	(3,994)
Accounts payable and accrued expenses	849	6,714
Net cash provided by operating activities	46,605	34,059

Cash Flows from Investing Activities:
Acquisition/development of real estate and property additions/improvements	(51,887)	(33,154)
Demand deposit from affiliate	107,500	(150,000)
Purchase of short term investment	—	(29,989)
Sale of short term investment	—	29,989
Deposit for acquisition	—	(10,000)
Restricted cash	(10,042)	(20,251)
Net cash provided by (used in) investing activities	45,571	(213,405)

Cash Flows from Financing Activities:
Proceeds received from rights offering	—	200,000
Proceeds received from stock option exercise	60	—
Payments for offering costs	(332)	(8,392)
Sale of treasury stock	187	—
Contributions from noncontrolling interests	—	111
Change in GGP investment, net	—	(8,394)
Proceeds from refinance/issuance of mortgages, notes and loans payable	256,500	564,560
Borrowing under revolving line of credit	—	10,000
Principal payments on mortgages, notes and loans payable	(330,429)	(515,743)
Repayment under revolving credit line	—	(10,000)
Dividends paid	(16,383)	(3,471)
Deferred financing costs	(4,030)	(27,117)
Net cash provided by (used in) financing activities	(94,427)	201,554

Net change in cash and cash equivalents	(2,251)	22,208
Cash and cash equivalents at beginning of period	8,092	204
Cash and cash equivalents at end of period	$5,841	$22,412

Supplemental Disclosure of Cash Flow Information:

ROUSE PROPERTIES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended September 30,
	2013	2012
	(In thousands)
Interest paid, net of capitalized interest	$46,842	$51,894
Capitalized interest	(786)	—

Non-Cash Transactions:
Change in accrued capital expenditures included in accounts payable and accrued expenses	$6,126	$1,222
Dividends declared, not yet paid	6,453	3,471
Assumption of mortgage related to the acquisition of a property	41,680	62,000
Capitalized market rate adjustments and deferred financing amortization	223	—

Supplemental cash flow information related to acquisition accounting:
Non-cash changes related to acquisition accounting:
Land	$9,088	$—
Buildings and equipment, net	34,818	—
Deferred expenses, net	1,430	—
Prepaid and other assets	1,098	—
Mortgages, notes and loans payable	(41,913)	—
Accounts payable and accrued expenses	(4,521)	—
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

General

Rouse Properties, Inc. is a Delaware corporation that was created to hold certain assets and liabilities of General Growth Properties, Inc ("GGP"). Prior to January 12, 2012, Rouse Properties, Inc. and its subsidiaries ("Rouse" or the "Company") were a wholly-owned subsidiary of GGP Limited Partnership (“GGP LP”). GGP distributed the assets and liabilities of 30 of its wholly-owned properties (“RPI Businesses”) to Rouse on January 12, 2012 (the “Spin-Off Date”). Before the spin-off, the Company had not conducted any business as a separate company and had no material assets or liabilities. The operations, assets and liabilities of the business were transferred to us by GGP on the Spin-Off Date and are presented as if the transferred business was our business for all historical periods described. As such, the Company's assets and liabilities on the Spin-Off Date are reflective of GGP's respective carrying values. Unless the context otherwise requires, references to “we”, “us” and “our” refer to Rouse from January 12, 2012 through September 30, 2013 and RPI Businesses before January 12, 2012. Before the Spin-Off Date, RPI Businesses were operated as subsidiaries of GGP, which operates as a real estate investment trust (“REIT”). After the Spin-Off Date, the Company elected to continue to operate as a REIT.

Principles of Combination and Consolidation and Basis of Presentation

The accompanying consolidated and combined financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The consolidated balance sheets as of September 30, 2013 and December 31, 2012 include the accounts of Rouse, as well as all subsidiaries of Rouse.  The accompanying consolidated and combined statements of operations and comprehensive loss for the three and nine months ended September 30, 2013 and 2012 include the consolidated accounts of Rouse and for the nine months ended September 30, 2012 include the consolidated accounts of Rouse and the combined accounts of RPI Businesses. The accompanying financial statements for the periods prior to the Spin-Off Date are prepared on a carve out basis from the consolidated financial statements of GGP using the historical results of operations and bases of the assets and liabilities of the transferred businesses and including allocations from GGP. Accordingly, the results presented for the nine months ended September 30, 2012 reflect the aggregate operations and changes in cash flows and equity on a carved-out basis for the period from January 1, 2012 through January 12, 2012 and on a consolidated basis from January 13, 2012 through September 30, 2012.  All intercompany transactions have been eliminated in consolidation and combination as of and for the three and nine months ended September 30, 2013 and 2012 except end-of-period intercompany balances on the Spin-Off Date between GGP and RPI Businesses which have been considered elements of RPI Businesses' equity.

The Company operates in a single reportable segment referred to as its retail segment, which includes the operation, development and management of regional malls. Each of the Company's operating properties is considered a separate operating segment, as each property earns revenues and incurs expenses, individual operating results are reviewed and discrete financial information is available. We do not distinguish our operations based on geography, size or type and all operations are within the United States. No customer or tenant comprises more than 10% of consolidated and combined revenues, and the properties have similar economic characteristics. As a result, the Company’s operating properties are aggregated into a single reportable segment.

NOTE 2                            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Properties

Acquisition accounting was applied to real estate assets within the Rouse portfolio either when GGP emerged from bankruptcy in November 2010 or upon any subsequent acquisition. After acquisition accounting is applied, the real estate assets are carried at the cost basis less accumulated depreciation. Real estate taxes and interest costs (including amortization of market rate adjustments and deferred financing costs) incurred during development periods are capitalized. Capitalized interest costs are based on qualified expenditures and interest rates in place during the development period. Capitalized real estate taxes, interest and interest related costs are amortized over lives which are consistent with the developed assets.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Pre-development costs, which generally include legal and professional fees and other directly-related third party costs, are capitalized as part of the property being developed. In the event a development is no longer deemed to be probable, the costs previously capitalized are expensed.

Tenant improvements, either paid directly or in the form of construction allowances paid to tenants, are capitalized and depreciated over the shorter of the useful life or applicable lease term. Maintenance and repair costs are expensed when incurred. Expenditures for significant betterments and improvements are capitalized. In leasing tenant space, the Company may provide funding to the lessee through a tenant allowance. In accounting for a tenant allowance, the Company determines whether the allowance represents funding for the construction of leasehold improvements and evaluates the ownership of such improvements. If the Company is considered the owner of the leasehold improvements for accounting purposes, it capitalizes the amount of the tenant allowance and depreciates it over the shorter of the useful life of the leasehold improvements or the related lease term. If the tenant allowance represents a payment for a purpose other than funding leasehold improvements, or in the event that the Company is not considered the owner of the improvements for accounting purposes, the allowance is capitalized as a lease incentive and is recognized over the lease term as a reduction of rental revenue on a straight-line basis.

Depreciation or amortization expense is computed using the straight-line method based upon the following estimated useful lives:

Years
Buildings and improvements	40
Equipment and fixtures	5 - 10
Tenant improvements	Shorter of useful life or applicable lease term

Impairment

Operating properties and intangible assets

Accounting for the impairment or disposal of long-lived assets require that if impairment indicators exist and the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment provision should be recorded to write down the carrying amount of such asset to its fair value. The Company reviews all real estate assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment indicators are assessed separately for each property and include, but are not limited to, significant decreases in real estate property net operating income and occupancy percentages, high loan to value ratio, and carrying values in excess of the fair values. Impairment indicators for pre-development costs, which are typically costs incurred during the beginning stages of a potential development and developments in progress, are assessed by project and include, but are not limited to, significant changes to the Company’s plans with respect to the project, significant changes in projected completion dates, revenues or cash flows, development costs, market factors and sustainability of development projects.

If an indicator of potential impairment exists, the asset is tested for recoverability by comparing its carrying amount to the estimated future undiscounted cash flows. The cash flow estimates used both for determining recoverability and estimating fair value are inherently judgmental and reflect current and projected trends in rental, occupancy, capitalization rates, and estimated holding periods for the applicable assets. Although the estimated fair value of certain assets may exceed the carrying amount, a real estate asset is only considered to be impaired when its carrying amount cannot be recovered through estimated future undiscounted cash flows. To the extent an impairment provision is determined to be necessary, the excess of the carrying amount of the asset over its estimated fair value is expensed to operations. In addition, the impairment provision is allocated proportionately to adjust the carrying amount of the asset group. The adjusted carrying amount, which represents the new cost basis of the asset, is depreciated over the remaining useful life of the asset.

During the nine months ended September 30, 2013, the Company determined there were events and circumstances which changed management's estimated holding period for the Boulevard Mall. During 2013, the servicer of the loan on the Boulevard Mall placed the loan into special servicing status and communicated to the Company that they would be unwilling to extend the term and discount the loan. As a result of this and the continued decline in operating results of the property, management concluded that it was in the best interest of the Company to convey the property to the lender. As the Company intended on conveying the property to the lender during 2013, the Company revised its intended hold period of this property to less than one year. The change in the hold period adjusted the undiscounted cash flows utilized in the impairment analysis and the Company concluded that the property

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

was not recoverable. The Company recorded an impairment charge on the property of $21.7 million during the first quarter of 2013, as the aggregate carrying value was less than the fair value of the property. This impairment charge is included in Loss from discontinued operations on the Company's Consolidated and Combined Statements of Operations and Comprehensive Loss. No impairment charges were recorded for the three months ended September 30, 2013 or the three and nine months ended September 30, 2012.

In June 2013, the Company conveyed its interest in the Boulevard Mall to the lender, which resulted in a gain on extinguishment of debt of $14.0 million, which is recorded in Discontinued operations, net on the Company's Consolidated and Combined Statements of Operations and Comprehensive Loss (see Note 7) for the nine months ended September 30, 2013.

Intangible Assets and Liabilities

The following table summarizes our intangible assets and liabilities as a result of the application of acquisition accounting:

	Gross Asset (Liability)	Accumulated (Amortization)/ Accretion	Net Carrying Amount
	(In thousands)
September 30, 2013
Tenant leases:
In-place value	$86,654	$(37,958)	$48,696
Above-market	130,721	(64,596)	66,125
Below-market	(50,003)	18,725	(31,278)
Ground leases:
Below-market	2,173	(360)	1,813

December 31, 2012
Tenant leases:
In-place value	$97,887	$(39,681)	$58,206
Above-market	151,936	(62,529)	89,407
Below-market	(53,558)	18,490	(35,068)
Ground leases:
Below-market	2,173	(267)	1,906

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

Amortization of these intangible assets and liabilities decreased the Company's income by $7.8 million and $11.1 million for the three months ended September 30, 2013 and 2012, respectively. Amortization of these intangible assets and liabilities decreased the Company's income by $25.5 million and $36.8 million for the nine months ended September 30, 2013 and 2012, respectively.

Future amortization of our intangible assets and liabilities is estimated to decrease income by an additional $7.7 million for the remainder of 2013, $24.8 million in 2014, $18.2 million in 2015, $12.8 million in 2016, $8.6 million in 2017, and $4.5 million in 2018.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Cash and Cash Equivalents
The Company considers all demand deposits with a maturity of three months or less, at the date of purchase, to be cash equivalents.
Restricted Cash

Restricted cash consists of security deposits and cash escrowed under loan agreements for debt service, real estate taxes, property insurance, tenant improvements, capital renovations and capital improvements.

Revenue Recognition and Related Matters

Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. Minimum rent revenues also include amounts collected from tenants to allow the termination of their leases prior to their scheduled termination dates as well as the amortization related to above and below-market tenant leases on acquired properties and lease inducements. Minimum rent revenues also includes percentage rents in lieu of minimum rent from those leases where we receive a percentage of tenant revenues. The following is a summary of amortization of straight-line rent, lease termination income, net amortization related to above and below-market tenant leases, amortization of tenant inducements, and percentage rent in lieu of minimum rent for the three and nine months ended September 30, 2013 and 2012:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Straight-line rent amortization	$684	$652	$2,507	$3,667
Lease termination income	30	120	283	337
Net amortization of above and below-market tenant leases	(3,740)	(4,886)	(12,154)	(16,668)
Amortization of lease inducement	(250)	—	(750)	—
Percentage rents in lieu of minimum rent	1,853	1,917	5,339	5,853

Straight-line rent receivables represent the current net cumulative rents recognized prior to when billed and collectible, as provided by the terms of the leases. The following is a summary of straight-line rent receivables, which are included in accounts receivable, net, in our Consolidated Balance Sheets and are reduced for allowances for doubtful accounts:

	September 30, 2013	December 31, 2012
	(In thousands)
Straight-line rent receivables, net	$11,664	$9,694

The Company provides an allowance for doubtful accounts against the portion of accounts receivable, including straight-line rents, which is estimated to be uncollectible. Such allowances are reviewed periodically based upon our recovery experience. The Company also evaluates the probability of collecting future rent which is recognized currently under a straight-line methodology. This analysis considers the long term nature of our leases, as a certain portion of the straight-line rent currently recognizable will not be billed to the tenant until future periods. Accounts receivable are shown net of an allowance for doubtful accounts of $2.8 million and $2.5 million as of September 30, 2013 and December 31, 2012, respectively.

Tenant recoveries are recoveries from tenants that are established in the leases or computed based upon a formula related to real estate taxes, insurance and other shopping center operating expenses and are generally recognized as revenues in the period the related costs are incurred. The Company makes certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. The Company does not expect the actual results to materially differ from the estimated reimbursement.

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

Loss Per Share

Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per share is calculated similarily, however it reflects potential dilution of securities by adding other potential shares of common stock, including stock options and nonvested restricted stock, to the weighted-average number of shares of common stock outstanding for the period. For the three and nine months ended September 30, 2013 and 2012, there were 2,585,971 and 1,648,386 stock options outstanding, respectively, that potentially could be converted into shares of common stock and 286,132 and 337,107 shares of nonvested restricted stock outstanding, respectively. These stock options and shares of restricted stock have been excluded from this computation, as their effect is anti-dilutive. The Company had the following weighted-average shares outstanding:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Weighted average shares - basic and diluted	49,346,798	49,244,562	49,340,373	45,105,947

Fair Value

The objective of fair value is to determine the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).  GAAP establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value:

•	Level 1 — quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities;

•	Level 2 — observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and

•	Level 3 — unobservable inputs that are used when little or no market data is available.

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

The Company's financial instruments are short term in nature and as such their fair values approximate their carrying amount in our consolidated and combined financial statements except for debt. As of September 30, 2013 and December 31, 2012, management’s estimates of fair value are presented below. The Company estimated the fair value of the debt using a future discounted cash flow analysis based on the use and weighting of multiple market inputs. Based on the frequency and availability of market data, the inputs used to measure the estimated fair value of debt are Level 3 inputs. The primary sensitivity in these calculations is based on the selection of appropriate discount rates.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	September 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Fixed-rate debt	$871,050	$880,172	$995,545	$1,040,964
Variable-rate debt	306,255	310,898	287,946	287,946
Total mortgages, notes and loans payable	$1,177,305	$1,191,070	$1,283,491	$1,328,910

Deferred Expenses

Deferred expenses are comprised of deferred lease costs incurred in connection with obtaining new tenants or renewals of lease agreements with current tenants, which are amortized on a straight-line basis over the terms of the related leases. Deferred financing costs are amortized on a straight-line basis (which approximates the effective interest method) over the lives of the related mortgages, notes, and loans payable.  The following table summarizes our deferred lease and financing costs:

	Gross Asset	Accumulated Amortization	Net Carrying Amount
	(In thousands)
September 30, 2013
Deferred lease costs	$38,191	$(10,959)	$27,232
Deferred financing costs	24,535	(10,279)	14,256
Total	$62,726	$(21,238)	$41,488

December 31, 2012
Deferred lease costs	$31,397	$(9,162)	$22,235
Deferred financing costs	25,068	(6,897)	18,171
Total	$56,465	$(16,059)	$40,406

Asset Retirement Obligations
The Company evaluates any potential asset retirement obligations, including those related to disposal of asbestos containing materials and environmental remediation liabilities. The Company recognizes the fair value of such obligations in the period incurred if a reasonable estimate of fair value can be determined. As of September 30, 2013 and December 31, 2012, a preliminary estimate of the cost of the environmental remediation liability is approximately $4.7 million and $4.5 million, respectively, which is included in accounts payable and accrued expenses on the accompanying Consolidated Balance Sheets. The ultimate cost of remediation to be incurred by the Company in the future may differ from the estimates as of September 30, 2013.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. For example, estimates and assumptions have been made with respect to fair values of assets and liabilities for purposes of applying the acquisition method of accounting, the useful lives of assets, capitalization of development and leasing costs, recoverable amounts of receivables, impairment of long-lived assets and fair value of debt. Actual results could differ from these and other estimates.

Reclassification

Certain prior period amounts included on the Company's Consolidated and Combined Statements of Operations and Comprehensive Loss and related notes that are associated with the property that the Company disposed of have been reclassified to discontinued operations for all periods presented.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 3                                                    ACQUISITIONS

On July 24, 2013, the Company completed the acquisition of Greenville Mall, located in Greenville, NC, for a total purchase price of approximately $48.9 million, net of closing costs and adjustments. The Company assumed an existing $41.7 million non-recourse mortgage loan with the acquisition. The loan bears interest at a fixed rate of 5.29%, matures in December 2015, and amortizes over 30 years. In addition, the Company also paid $0.3 million for acquisition costs.

NOTE 4                                                    PREPAID EXPENSES AND OTHER ASSETS, NET

The following table summarizes the significant components of prepaid expenses and other assets, net:

	September 30, 2013	December 31, 2012
	(In thousands)
Above-market tenant leases, net (Note 2)	$66,125	$89,407
Deposits	1,768	796
Below-market ground leases, net (Note 2)	1,813	1,906
Prepaid expenses	5,825	3,563
Other	435	3,786
Total prepaid expenses and other assets, net	$75,966	$99,458

NOTE 5                                                    MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable are summarized as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$871,050	$995,545
Variable-rate debt:
Collateralized mortgages, notes and loans payable	306,255	287,946
Total mortgages, notes and loans payable (1)	$1,177,305	$1,283,491

Explanatory Note:

(1) Net of $11.2 million and $33.8 million of non-cash debt market rate adjustments as of September 30, 2013 and December 31, 2012, respectively.

On the Spin-Off Date, the Company entered into a senior secured credit facility (“Senior Facility”) with a syndicate of banks, as lenders, and Wells Fargo Bank, National Association, as administrative agent, and Wells Fargo Securities, LLC, RBC Capital Markets, LLC, and U.S. Bank National Association, as joint lead arrangers, that provided borrowings on a revolving basis of up to $50.0 million (the “Revolver”) and a senior secured term loan (the “Term Loan” and, together with the Revolver, the “Facilities”), which provided an advance of approximately $433.5 million and is a direct obligation of the Company. The Facilities closed concurrently with the consummation of the spin-off and have a term of three years. During 2012, the outstanding balance on the Term Loan decreased from $433.5 million to $287.9 million due to the repayments on the Term Loan concurrent with the refinancing of the Pierre Bossier, Southland Center, and Animas Valley Malls. In addition, during 2012, the interest rate was renegotiated from LIBOR plus 5.0% (with a LIBOR floor of 1.0%) to LIBOR plus 4.5% (with no LIBOR floor). In January 2013, in order to maintain the same level of liquidity, the Company paid down an additional $100.0 million on the Term Loan and increased the Revolver from $50.0 million to $150.0 million. As of September 30, 2013, the outstanding balance on the Term Loan was $187.9 million and no amounts were drawn on the Revolver.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The Company is required to pay an unused fee related to the Revolver equal to 0.30% per year if the aggregate unused amount is greater than or equal to 50% of the Revolver or 0.25% per year if the aggregate unused amount is less that 50% of the Revolver.

The Senior Facility has affirmative and negative covenants that are customary for a real estate loan, including, without limitation, restrictions on incurrence of indebtedness and liens on the mortgage collateral; restrictions on pledges; restrictions on subsidiary distributions; with respect to the mortgage collateral, limitations on our ability to enter into transactions including mergers, consolidations, sales of assets for less than fair market value and similar transactions; conduct of business; restricted distributions; transactions with affiliates; and limitation on speculative hedge agreements. In addition, we are required to comply with financial maintenance covenants relating to the following: (1) net indebtedness to value ratio, (2) liquidity, (3) minimum fixed charge coverage ratio, (4) minimum tangible net worth, and (5) minimum portfolio debt yield. Failure to comply with the covenants in the Senior Facility would result in a default under the credit agreement governing the Facilities and, absent a waiver or an amendment from our lenders, permit the acceleration of all outstanding borrowings under the Senior Facility, which would also result in a cross-default of our Subordinated Facility (as described below).  The Company is in compliance with these financial covenants as of September 30, 2013.

During 2012, the Company also entered into a subordinated unsecured revolving credit facility with a wholly-owned subsidiary of Brookfield Asset Management, Inc., a related party, that provides borrowings on a revolving basis of up to $100.0 million (the “Subordinated Facility”). The Subordinated Facility has a term of three years and six months and will bear interest at LIBOR (with a LIBOR floor of 1%) plus 8.50%. The default interest rate following a payment event of default under the Subordinated Facility will be 2.00% more than the then-applicable interest rate. Interest will be payable monthly.  In addition, the Company is required to pay a semiannual revolving credit fee of $0.3 million. As of September 30, 2013, no amounts have been drawn from the Subordinated Facility.

The Company has individual Property-Level Debt (the “Property-Level Debt”) on 18 of its 32 assets, representing $1.0 billion (excluding $11.2 million of market rate adjustments) as of September 30, 2013. The Property-Level Debt has a weighted average interest rate of 5.0% and an average remaining term of 4.8 years. The Property-Level Debt is stand-alone (not cross-collateralized) first mortgage debt and is non-recourse to the Company with the exception of customary contingent guarantees/indemnities.

On March 6, 2013, the Company placed a new non-recourse mortgage loan on the Lakeland Mall located in Lakeland, FL for $65.0 million. The loan bears interest at a fixed rate of 4.17%, has a term of 10 years, and amortizes over 30 years. This loan replaced a $50.3 million loan that had a fixed rate of 5.12% and was the only mortgage in its portfolio that was due in 2013. Net proceeds to the Company after related closing costs and defeasance were approximately $13.4 million.

On March 21, 2013, the loan associated with the Lakeland Mall was increased by $5.0 million in order to partially fund the acquisition of an anchor building previously owned by a third party. The additional $5.0 million loan has the same terms as the Lakeland Mall loan that closed on March 6, 2013.

On May 10, 2013, the Company placed a new non-recourse mortgage loan on the NewPark Mall located in Newark, CA for $71.5 million, with an initial funding of $66.5 million. The loan provides for an additional subsequent funding of $5.0 million upon achieving certain conditions. The loan bears interest at a floating rate of LIBOR plus 405 basis points and amortizes over 30 years. The loan has a term of four years with a one year extension subject to the fulfillment of certain conditions. This loan replaced a $62.9 million loan that had a fixed rate of 7.45%. Net proceeds to the Company after related closing costs were approximately $1.1 million.

On June 19, 2013, the Company placed a new non-recourse mortgage loan on the Valley Hills Mall located in Hickory, NC for $68.0 million. The loan bears interest at a fixed rate of 4.47%, has a term of 10 years, and amortizes over 30 years. This loan replaced a $51.4 million loan that had a fixed rate of 4.73%. Net proceeds to the Company after related closing and defeasance costs were approximately $15.0 million.

On June 21, 2013, the Company conveyed the Boulevard Mall located in Las Vegas, NV to the lender related to the property in full satisfaction of the loan. The loan had a net outstanding balance of approximately $81.3 million and the Company recorded a gain on extinguishment of debt of $14.0 million for the nine months ended September 30, 2013 (see Notes 2 and 7).

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

On July 24, 2013, the Company assumed an existing $41.7 million non-recourse mortgage loan with the acquisition of Greenville Mall located in Greenville, NC. The loan bears interest at a fixed rate of 5.29%, matures in December 2015, and amortizes over 30 years.

On September 3, 2013, the Company placed a new non-recourse mortgage loan on West Valley Mall located in Tracy, CA for $52.0 million. The loan bears interest at a floating rate of LIBOR plus 175 basis points is interest-only for the first three years and amortizes on a 30 year schedule, thereafter. The loan has a term of five years with a five year extension option subject to the fulfillment of certain conditions. This loan replaced a $47.1 million loan that had a fixed rate of 3.43%. Net proceeds to the Company after related closing costs were approximately $4.4 million.

As of September 30, 2013, $1.6 billion of land, buildings and equipment (before accumulated depreciation) have been pledged as collateral for our mortgages, notes and loans payable. Certain mortgage notes payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance. The weighted-average interest rate on our collateralized mortgages, notes and loans payable was approximately 5.0% and 5.2%, respectively, as of September 30, 2013 and December 31, 2012. As of September 30, 2013, the average remaining term was 4.2 years.

Interest Rate Caps

The Company entered into a hedge transaction related to a portion of its Term Loan at a cost of approximately $0.1 million during 2012.  This hedge transaction was for an interest rate cap with a notional amount of $110.0 million and caps the daily LIBOR at 1%. The interest rate cap expired on January 12, 2013.

On May 10, 2013, the Company entered into a hedge transaction related to the non-recourse mortgage loan on NewPark Mall for a cost of approximately $0.1 million. This hedge transaction was for an interest rate cap with a notional amount of $66.5 million and caps the LIBOR at 4.5%. The interest rate cap expires on May 10, 2016.

NOTE 6                                                ACCOUNTS PAYABLE AND ACCRUED EXPENSES, NET

The following table summarizes the significant components of accounts payable and accrued expenses, net:

	September 30, 2013	December 31, 2012
	(In thousands)
Below-market tenant leases, net (Note 2)	$31,278	$35,068
Accounts payable and accrued expenses	8,593	12,696
Accrued interest	3,428	3,546
Accrued real estate taxes	11,943	9,894
Accrued dividend	6,453	3,479
Deferred income	4,245	3,201
Accrued payroll and other employee liabilities	5,027	1,230
Construction payable	15,710	9,979
Tenant and other deposits	1,096	1,629
Asset retirement obligation liability	4,683	4,503
Other	246	3,461
Total accounts payable and accrued expenses, net	$92,702	$88,686

NOTE 7                                                   DISPOSITIONS, DISCONTINUED OPERATIONS AND GAINS (LOSSES) ON DISPOSITIONS OF INTEREST IN OPERATING PROPERTIES

The Company's disposition and gain on extinguishment of debt, for the periods presented, are included in discontinued operations in our Consolidated and Combined Statements of Operations and Comprehensive Loss and are summarized in the table set forth below.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

In June 2013, the Company conveyed its interest in the Boulevard Mall to the lender of the loan related to the property. The property had been transferred to special servicing in January 2013 and was conveyed to the lender in June 2013 in full satisfaction of the debt. This resulted in a gain on extinguishment of debt of $14.0 million for the nine months ended September 30, 2013. Additionally, the conveyance of the property was structured as a reverse like-kind exchange transaction under Internal Revenue Code of 1986 (IRC) Section 1031 for income tax purposes.

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Total revenues	$—	$2,174	$4,812	$7,343
Operating expenses including depreciation and amortization	—	2,240	3,082	6,710
Provision for impairment	—	—	21,661	—
Total expenses	—	2,240	24,743	6,710

Operating income (loss)	—	(66)	(19,931)	633
Interest expense	—	(1,707)	(3,227)	(5,075)
Net loss from discontinued operations	—	(1,773)	(23,158)	(4,442)
Gain on extinguishment of debt	—	—	13,995	—
Net loss from discontinued operations	$—	$(1,773)	$(9,163)	$(4,442)
Net loss from discontinued operations per share- Basic and Diluted	$—	$(0.04)	$(0.19)	$(0.10)

NOTE 8                                                   INCOME TAXES

The Company has historically operated as a REIT. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including requirements to distribute at least 90% of our ordinary taxable income and to either distribute capital gains to stockholders, or pay corporate income tax on the undistributed capital gains. In addition, the Company is required to meet certain asset and income tests.

The Company has elected to be taxed as a REIT in connection with the filing of its tax return for the 2011 fiscal year. As of September 30, 2013, the Company has met the requirements of a REIT for the 2012 fiscal year and have filed the tax returns accordingly. Subject to its ability to meet the requirements of a REIT, the Company intends to maintain this status in future periods.

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

The Company has a subsidiary that it elected to treat as a taxable REIT subsidiary (TRS), which is subject to federal and state income taxes. For each of the three months ended September 30, 2013 and 2012, the Company incurred approximately $0.02 million in taxes associated with the TRS subsidiary. For each of the nine months ended September 30, 2013 and 2012, the Company incurred approximately $0.06 million in taxes associated with the TRS subsidiary.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 9                                                    COMMON STOCK

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

Brookfield Asset Management, Inc. and its affiliates and co-investors (collectively, “Brookfield”) own approximately 53.55% of the common stock as of September 30, 2013.

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

On August 1, 2013, the Company's Board of Directors declared a third quarter common stock dividend of $0.13 per share which was paid on October 31, 2013 to stockholders of record on October 15, 2013.

NOTE 10                                                    STOCK BASED COMPENSATION PLANS

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

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following tables summarize stock option activity for the Equity Plan for the nine months ended September 30, 2013 and 2012:

	2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock options outstanding at January 1,	1,945,643	$14.64	—	$—
Granted	695,900	16.48	1,688,886	14.68
Exercised	(4,080)	14.72	—	—
Forfeited	(51,492)	14.43	(40,500)	14.72
Expired	—	—	—	—
Stock options outstanding at September 30,	2,585,971	$15.14	1,648,386	$14.68

	Stock Options Outstanding (1)
Issuance	Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price
March 2012	1,534,514	8.50	$14.72
May 2012	21,900	8.67	13.71
August 2012	36,400	8.92	13.75
October 2012	297,257	9.09	14.47
February 2013	695,900	9.42	16.48
Stock options outstanding at September 30, 2013	2,585,971	8.82	$15.14

Explanatory Note:

(1) As of September 30, 2013, 318,563 stock options became fully vested and are currently exercisable. As of September 30, 2013, the intrinsic value of these options was $1.9 million, and such stock options had a weighted average stock price of $14.68, and a weighted average remaining contractual term of 8.5 years.

The Company recognized $0.3 million and $0.3 million in compensation expense related to the stock options for the three months ended September 30, 2013 and 2012, respectively. The Company recognized $1.0 million and $0.7 million in compensation expense related to the stock options for the nine months ended September 30, 2013 and 2012, respectively.

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

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table summarizes restricted stock activity for the nine months ended September 30, 2013 and 2012:

	2013		2012
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock grants outstanding at January 1,	263,669	$14.69	—	$—
Granted	36,573	16.48	344,751	14.69
Forfeited	(4,160)	14.72	—	—
Cancelled	—	—	—	—
Vested	(9,950)	15.77	(7,644)	14.72
Nonvested restricted stock grants outstanding at September 30,	286,132	$14.85	337,107	$14.69

The 4,160 shares of restricted stock that were forfeited during the nine months ended September 30, 2013 will be held in treasury for future restricted stock or option issuances.

The weighted average remaining contractual term (in years) of granted, nonvested awards as of September 30, 2013 was 1.3 years.

The Company recognized $0.4 million and $0.4 million in compensation expense related to the restricted stock for the three months ended September 30, 2013 and 2012, respectively. The Company recognized $1.2 million and $1.0 million in compensation expense related to the restricted stock for the nine months ended September 30, 2013 and 2012, respectively.

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

As of September 30, 2013, total compensation expense which had not yet been recognized related to nonvested options and restricted stock grants was $8.6 million. Of this total, $0.8 million is expected to be recognized in 2013, $3.0 million in 2014, $2.4 million in 2015, $1.7 million in 2016, $0.6 million in 2017, and $0.1 million in 2018.  These amounts may be impacted by future grants, changes in forfeiture estimates or vesting terms, and actual forfeiture rates differing from estimated forfeiture rates.

NOTE 11                                            NON-CONTROLLING INTEREST

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

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 12                                            RELATED PARTY TRANSACTIONS

Transition Services Agreement with GGP

The Company entered into a transition services agreement with GGP whereby GGP or its subsidiaries provided to us, on a transitional basis, certain specified services for various terms not exceeding 18 months following the spin-off. The services that GGP provided to the Company included, amongst others, payroll, human resources and employee benefits, financial systems management, treasury and cash management, accounts payable services, telecommunications services, information technology services, asset management services, legal and accounting services and various other corporate services. The charges for the transition services generally were intended to allow GGP to fully recover their costs directly associated with providing the services, plus a level of profit consistent with an arm’s length transaction together with all out-of-pocket costs and expenses. The charges of each of the transition services were generally based on an hourly fee arrangement and pass-through out-of-pocket costs. As of September 30, 2013, the transition services agreement with GGP was terminated. For the three months ended September 30, 2013 and 2012, costs associated with the transition services agreement were $0.01 million and $0.3 million, respectively, and for the nine months ended September 30, 2013 and 2012 the costs associated were $0.1 million and $1.3 million, respectively. Approximately $0.04 million of these costs were outstanding and payable as of September 30, 2013.

Office Lease with Brookfield

Upon its spin-off from GGP, the Company assumed a 10-year lease agreement with Brookfield, as landlord, for office space for our corporate office in New York City. Costs associated with the office lease were $0.3 million for the three months ended September 30, 2013 and 2012 and $0.8 million for the nine months ended September 30, 2013 and 2012. There are no outstanding amounts payable as of September 30, 2013.  In addition, the landlord completed the build out of the Company's office space during 2012 for $1.7 million and there were no outstanding costs payable as of September 30, 2013. The costs associated with the build out of the Company's office space were capitalized in buildings and equipment.

During 2012, the Company entered into a 5-year lease agreement with Brookfield, as landlord, for office space for our regional office in Dallas, Texas. The lease commenced in October 2012 with no payments due for the first 12 months. During April 2013, the Company amended the lease and expanded its current space with no payments due under the amended lease until December 2013 and no outstanding amounts are payable as of September 30, 2013.

Subordinated Credit Facility with Brookfield

On the Spin-Off Date the Company entered into a Subordinated Facility with a wholly-owned subsidiary of Brookfield, as lender, for a $100.0 million revolving credit facility.  The Company paid a one time upfront fee of $0.5 million related to this facility in 2012. In addition, the Company is required to pay a semi-annual revolving credit fee of $0.3 million related to this facility. For the three and nine months ended September 30, 2013, costs associated with the revolving credit fee were $0.1 million and $0.4 million, respectively. As of September 30, 2013, no amounts have been drawn on this Subordinated Facility and $0.1 million are payable related to the revolving credit fee.

Business Infrastructure Costs

Upon its spin-off from GGP, the Company commenced the development of its information technology platform. The development of this platform requires us to purchase, design and create various information technology applications and infrastructure. Brookfield Corporate Operations, LLC ("BCO") has been engaged to assist in the project development and to procure the various applications and infrastructure of the Company. As of September 30, 2013 and December 31, 2012, the Company incurred $7.8 million and $5.2 million, respectively, of infrastructure costs which are capitalized in buildings and equipment, of which there were no costs outstanding and payable as of September 30, 2013.

Financial Service Center

During 2013, the Company engaged BCO's financial service center to manage certain administrative services of Rouse, such as accounts payable and receivable, employee expenses, lease administration, and other similar types of services. Approximately

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

$0.3 million and $0.9 million in costs were incurred for the three and nine months ended September 30, 2013, respectively. As of September 30, 2013, there were no costs outstanding and payable.

The Company was also required to pay a monthly information technology services fee to BCO. Approximately $0.6 million and $1.5 million in costs were incurred for the three and nine months ended September 30, 2013, respectively, of which there were no costs outstanding and payable as of September 30, 2013.

Demand Deposit from Brookfield U.S. Holdings

In August 2012, the Company entered into an agreement with Brookfield U.S. Holdings (U.S. Holdings) to place funds into an interest bearing account which earns interest at LIBOR plus 1.05% per annum. The demand deposit is secured by a note from U.S. Holdings and guaranteed by Brookfield Asset Management Inc. The demand deposit had an original maturity of February 14, 2013 and was originally extended to August 14, 2013. During the three months ended September 30, 2013, the Company further extended the term of the demand deposit to February 14, 2014. However, the Company may demand the funds earlier by providing U.S. Holdings with three days notice. The Company earned approximately $0.2 million and $0.5 million in interest income for the three and nine months ended September 30, 2013, respectively, and $0.2 million for the three and nine months ended September 30, 2012. As of September 30, 2013, the Company has $42.6 million on deposit with Brookfield, which is recorded as a demand deposit from affiliate on the Company's Consolidated Balance Sheets.

NOTE 13                                      SUBSEQUENT EVENTS

On October 18, 2013, the Company entered into a purchase and sale agreement (the “Agreement”) with certain affiliates of The Macerich Company pursuant to which the Company expects to acquire two enclosed regional malls (the “Properties”) for a purchase price of approximately $292.5 million (the “Acquisition”). The Company will assume the outstanding debt on the Properties of approximately $224.6 million, with the remainder of the purchase price anticipated to be funded from cash on hand and available credit lines. The Acquisition is subject to the completion of due diligence and customary closing conditions.

On October 31, 2013, the Company's Board of Directors declared a fourth quarter common stock dividend of $0.13 per share which will be paid on January 31, 2014 to stockholders of record on January 15, 2014.

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

There are several factors, many beyond our control, which could cause results to differ materially from our expectations, some of which are described in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012.  These factors are incorporated herein by reference. Any factor could by itself, or together with one or more other factors, adversely affect our business, results of operations or financial condition.
Overview—Introduction
As of September 30, 2013, our portfolio consisted of 32 regional malls in 19 states totaling over 21.5 million square feet of retail and ancillary space which are 90.7% leased and 88.2% occupied. We elected to be treated as a REIT in connection with the filing of our federal income tax return for the 2011 taxable year. As of September 30, 2013, we have met the requirements of a REIT for the 2012 fiscal year and have filed the tax returns accordingly. Subject to our ability to meet the requirements of a REIT, we intend to maintain this status in future periods.
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
Our objective is to achieve growth in NOI, Core NOI, FFO and Core FFO by leasing, operating and repositioning retail properties with locations that are either market dominant (the only mall within an extended distance) or trade area dominant (positioned to be the premier mall serving the defined regional consumer). We plan to continue to control costs and to deliver an appropriate tenant mix, higher occupancy rates and increased sales productivity, resulting in higher minimum rents.

We believe that the most significant operating factor affecting incremental cash flow, NOI, Core NOI, FFO and Core FFO is increased aggregate rents collected from tenants at our properties. These rental revenue increases are primarily achieved by:

•	Increasing occupancy at the properties so that more space is generating rent;

•	Increasing tenant sales in which we participate through overage rent;

•	Re-leasing existing space and renewing expiring leases at rates higher than expiring or existing rates; and

•	Prudently investing capital into our properties to generate an increased overall return.
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
Recent Developments

On July 24, 2013, we completed the acquisition of Greenville Mall, located in Greenville, NC, for a total purchase price of approximately $48.9 million, net of closing costs and adjustments. We assumed an existing $41.7 million non-recourse mortgage loan with the acquisition. The loan bears interest at a fixed rate of 5.29%, matures in December 2015, and amortizes over 30 years. In addition, we also paid $0.3 million for acquisition costs.

On August 1, 2013, our Board of Directors declared a third quarter common stock dividend of $0.13 per share which was paid on October 31, 2013 to stockholders of record on October 15, 2013.

On September 3, 2013, we placed a new non-recourse mortgage loan on West Valley Mall located in Tracy, CA for $52.0 million. The loan bears interest at a floating rate of LIBOR plus 175 basis points, is interest-only for the first three years and amortizes on a 30 year schedule, thereafter. The loan has a term of five years with a five year extension option subject to the fulfillment of certain conditions. This loan replaced a $47.1 million loan that had a fixed rate of 3.43%. Net proceeds to us after related closing costs were approximately $4.4 million.

On October 18, 2013, we entered into a purchase and sale agreement with certain affiliates of The Macerich Company pursuant to which we expect to acquire two enclosed regional malls for an aggregate purchase price of approximately $292.5 million.  We will assume the outstanding debt on the properties of approximately $224.6 million with the remainder of the purchase price anticipated to be funded from cash on hand and available credit lines.  The acquisition is subject to the completion of due diligence and customary closing conditions.

On October 31, 2013, our Board of Directors declared a fourth quarter common stock dividend of $0.13 per share which will be paid on January 31, 2014 to stockholders of record on January 15, 2014.

Results of Operations
As of September 30, 2013, our total portfolio consists of 32 properties (which excludes the Boulevard Mall, which was disposed of during the nine months ended September 30, 2013). Properties that were owned and in operation during the entire year for 2012 and for the nine months ended September 30, 2013 are referred to as the Same Property portfolio, which currently consists of 29 properties. The following table presents our property acquisitions and dispositions during 2012 and 2013 (which properties are excluded from the Same Property portfolio):

Property	Location	Date Acquired / Disposed
Acquisitions:
Grand Traverse Mall	Traverse City, MI	February 21, 2012
The Mall at Turtle Creek	Jonesboro, AR	December 28, 2012
Greenville Mall	Greenville, NC	July 24, 2013

Dispositions:
The Boulevard Mall	Las Vegas, NV	June 21, 2013

Three Months Ended September 30, 2013 compared to the Three Months Ended September 30, 2012

	September 30, 2013	September 30, 2012	$ Change	% Change
	(In thousands)
Revenues:
Minimum rents	$40,733	$37,266	$3,467	9.3%
Tenant recoveries	17,918	17,130	788	4.6
Overage rents	188	765	(577)	(75.4)
Other	1,476	1,128	348	30.9
Total revenues	60,315	56,289	4,026	7.2
Expenses:
Real estate taxes	6,517	5,823	694	11.9
Property maintenance costs	2,158	2,724	(566)	(20.8)
Marketing	720	676	44	6.5
Other property operating costs	16,015	15,030	985	6.6
Provision for (recovery of) doubtful accounts	(136)	688	(824)	>100.0
General and administrative	5,575	5,267	308	5.8
Depreciation and amortization	15,748	16,047	(299)	(1.9)
Other	585	1,476	(891)	(60.4)
Total expenses	47,182	47,731	(549)	(1.2)
Operating income	13,133	8,558	4,575	53.5

Interest income	166	253	(87)	(34.4)
Interest expense	(18,002)	(20,005)	2,003	10.0
Loss before income taxes and discontinued operations	(4,703)	(11,194)	6,491	58.0
Provision for income taxes	20	(89)	109	>100.0
Loss from continuing operations	(4,683)	(11,283)	6,600	58.5
Loss from discontinued operations	—	(1,773)	1,773	100.0
Discontinued operations, net	—	(1,773)	1,773	100.0
Net loss	$(4,683)	$(13,056)	$8,373	64.1

Revenues
Total revenues increased $4.0 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The increase in revenues is primarily attributed to the property acquisitions of Grand Traverse Mall, The Mall at Turtle Creek, and Greenville Mall.
Operating Expenses
Property operating expenses increased $0.3 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Property operating expenses include real estate taxes, property maintenance costs, marketing, other property operating costs, and provision for doubtful accounts. The Same Property portfolio expenses decreased approximately $1.1 million for the three months ended September 30, 2013 and 2012 primarily due to a collection of reimbursements we received that were previously reserved for in provision for (recovery of) doubtful accounts, as well as a reduction in repair and maintenance costs. This decrease was offset by the $1.4 million increase in property operating expenses resulting from the property acquisitions of Grand Traverse Mall, The Mall at Turtle Creek and Greenville Mall.
Other expenses decreased $0.9 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily due to initial costs incurred by the Company during its first year of stand alone operations. The reduction is primarily due to the decrease in temporary employee expenses.

Other Income and Expenses
Interest expense decreased $2.0 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The decrease is primarily related to lower average outstanding balances on our loans, offset by an increase of $0.5 million due to a write-off of market rate adjustments that are related to the refinancing of West Valley Mall.
Discontinued operations, net increased for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. We conveyed our interest in the Boulevard Mall to the lender of the loan related to the property in June 2013. As such, we presented the historical operations of this property in discontinued operations. No assets were disposed of during the three months ended September 30, 2012.

Nine Months Ended September 30, 2013 compared to the Nine Months Ended September 30, 2012

	September 30, 2013	September 30, 2012	$ Change	% Change
	(In thousands)
Revenues:
Minimum rents	$119,296	$109,536	$9,760	8.9%
Tenant recoveries	50,254	48,701	1,553	3.2
Overage rents	2,479	2,779	(300)	(10.8)
Other	4,161	3,461	700	20.2
Total revenues	176,190	164,477	11,713	7.1
Expenses:
Real estate taxes	18,300	17,080	1,220	7.1
Property maintenance costs	8,361	9,153	(792)	(8.7)
Marketing	2,032	1,726	306	17.7
Other property operating costs	43,831	42,570	1,261	3.0
Provision for (recovery of) doubtful accounts	364	1,334	(970)	(72.7)
General and administrative	15,675	15,726	(51)	(0.3)
Depreciation and amortization	47,418	49,210	(1,792)	(3.6)
Other	2,052	7,918	(5,866)	(74.1)
Total expenses	138,033	144,717	(6,684)	(4.6)
Operating income	38,157	19,760	18,397	93.1

Interest income	492	263	229	87.1
Interest expense	(59,305)	(70,325)	11,020	15.7
Loss before income taxes and discontinued operations	(20,656)	(50,302)	29,646	58.9
Provision for income taxes	(235)	(328)	93	28.4
Loss from continuing operations	(20,891)	(50,630)	29,739	58.7
Loss from discontinued operations	(23,158)	(4,442)	(18,716)	>(100.0)
Gain on extinguishment of debt	13,995	—	13,995	100.0
Discontinued operations, net	(9,163)	(4,442)	(4,721)	>(100.0)
Net loss	$(30,054)	$(55,072)	$25,018	45.4

Revenues
Total revenues increased $11.7 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The property acquisitions of Grand Traverse Mall, The Mall at Turtle Creek and Greenville Mall primarily attributed to the increase in revenues.

Operating Expenses
Property operating expenses increased $1.0 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Property operating expenses include real estate taxes, property maintenance costs, marketing, other property operating costs, and provision for doubtful accounts. The Same Property portfolio operating expenses decreased approximately $1.6 million for the nine months ended September 30, 2013 and 2012 primarily due to a collection of reimbursements we received that were previously reserved for in provision for (recovery of) doubtful accounts, as well as a reduction in repair and maintenance costs. This decrease was offset by the $2.6 million increase in property operating expenses resulting from the property acquisitions of Grand Traverse Mall, The Mall at Turtle Creek and Greenville Mall.
Depreciation and amortization decreased $1.8 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The change is primarily due to the decrease in amortization of in-place leases due to tenant lease expirations, offset by the property acquisitions of Grand Traverse, The Mall at Turtle Creek and Greenville Mall.
Other expenses decreased $5.9 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to initial costs incurred by the Company during 2012, its first year of stand alone operations. The decrease in these costs include $2.0 million for temporary employees, $1.8 million in severance expenses, $1.2 million in signing bonuses, and other formation costs of the Company.
Other Income and Expenses
Interest income increased $0.2 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The increase is due to the interest income earned on the demand deposit from Brookfield U.S. Holdings which, began earning interest in August 2012.
Interest expense decreased $11.0 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The decrease is primarily related to the $9.0 million write-off of market rate adjustments that was incurred in January 2012 upon the spin-off of the Company and the refinancing of various loans at lower interest rates.
Discontinued operations, net increased for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. We conveyed our interest in the Boulevard Mall to the lender of the loan related to the property in June 2013, which resulted in a net loss of discontinued operations of $9.2 million and $4.4 million for the nine months ended September 30, 2013 and 2012, respectively. The increase was primarily related to the net gain on extinguishment of debt. No assets were disposed of during the nine months ended September 30, 2012.

Operating Metrics

The following table presents select leasing information pertaining to leases signed during the three months ended September 30, 2013:

2013 Leasing Activity(1)(2)	No of Leases	Square Feet	Term (in years)	Initial Rent PSF (4)	Average Rent PSF (5)
New Leases
Under 10,000 sq. ft.	17	43,806	8.3	$31.65	$34.00
Over 10,000 sq. ft.	5	112,728	10.2	20.75	21.95
Total New Leases	22	156,534	9.7	23.80	25.33

Renewal Leases
Under 10,000 sq. ft.	67	248,667	2.8	$24.59	$25.14
Over 10,000 sq. ft.	3	47,723	3.2	7.71	7.77
Total Renewal Leases	70	296,390	2.9	21.87	22.34

Sub-Total	92	452,924	5.2	22.54	23.37

Percent in Lieu	22	76,841	n.a.	n.a.	n.a.

Total Q3 2013 (3)	114	529,765	5.2	$22.54	$23.37
Total Q2 2013	102	610,005
Total Q1 2013	89	529,769
Total YTD 2013	305	1,669,539
Explanatory Notes:

(1) Excludes anchors and specialty leasing. An anchor is defined as a department store and discount department store in traditional spaces whose merchandise appeals to a broad range of shoppers or spaces which are greater than 70,000 square feet.
(2) Represents signed leases as of September 30, 2013.
(3) The total leasing commissions were approximately $2.9 million for the three months ended September 30, 2013. There were no material tenant concessions with respect to the leases signed during the three months ended September 30, 2013.
(4) Represents initial rent at time of rent commencement consisting of base minimum rent, common area costs, and real estate taxes.
(5) Represents average rent over the lease term consisting of base minimum rent, common area costs, and real estate taxes.

The following table represents our weighted average in-place rent for freestanding and mall space that is less than 10,000 square feet as of September 30, 2013:

In-Place Rent < 10k SF (1)
September 30, 2013
Freestanding (2)	$18.77
Mall (3)	$38.99
Total Same Property Portfolio	$37.08

Explanatory Notes:

(1) Rent is presented on a cash basis and consists of base minimum rent, common area maintenance costs, and real estate taxes.
(2) Freestanding spaces are outparcel retail locations (locations that are not attached to the primary complex of buildings that comprise a shopping center). Excludes anchor stores.
(3) Mall shop locations excluding anchor and freestanding stores.

The following table presents leasing and rent spread information for renewals and new leases that we signed during the three months ended September 30, 2013, as compared to the rents of the expiring leases on the same space:

New and Renewal Lease Spread (1)

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF (2)	Average Rent PSF (3)	Expiring Rent PSF (4)	Initial Rent Spread		Average Rent Spread
Total Q3 2013	53	211,193	3.4	$24.76	$25.45	$23.32	$1.44	6.2%	$2.13	9.1%

Total YTD 2013	148	655,965	4.4	$20.86	$21.62	$19.36	$1.50	7.7%	$2.26	11.7%

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

Same Property Material Trends

•
Percentage leased increased to 90.7% as of September 30, 2013 from 89.7% as of September 30, 2012 in our Same Property portfolio. This increase is the result of signing leases representing aggregate space amounts greater than scheduled lease and space expirations since September 30, 2012.

•
Average in-place rents for mall spaces that are less than 10,000 square feet increased by 1.4% to $38.99 as of September 30, 2013 from $38.47 as of September 30, 2012 in our Same Property portfolio. The increase is attributable to higher rents on new and renewal leases as compared to the existing rents of the Same Property Portfolio.

•
Same Property Core NOI was $34.1 million for the three months ended September 30, 2013 and 2012 and $102.4 million and $101.9 million for the nine months ended September 30, 2013 and 2012, respectively. Core NOI has increased for the nine months ended September 30, 2013 as a result of the higher occupancy levels in the same property portfolio. Core NOI is a non-GAAP financial measure. See "—Non-GAAP Financial Measures" for a discussion of Core NOI and a reconciliation of Same Property Core NOI and Core NOI from the consolidated and combined net loss as computed in accordance with GAAP.

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
As of September 30, 2013, our combined contractual debt, excluding non-cash debt market rate adjustments, was approximately $1.3 billion. The aggregate principal and interest payments due on our outstanding indebtedness as of September 30, 2013 is approximately $20.6 million for the year ending 2013 and approximately $192.2 million for the year ending 2014.

Financings
Senior Secured Credit Facility- On the Spin-Off Date, we entered into a senior secured credit facility (“Senior Facility”) with a syndicate of banks, as lenders, and Wells Fargo Bank, National Association, as administrative agent, and Wells Fargo Securities, LLC, RBC Capital Markets, LLC, and U.S. Bank National Association, as joint lead arrangers, that provided borrowings on a revolving basis of up to $50.0 million (the “Revolver”) and a senior secured term loan (the “Term Loan” and, together with the Revolver, the “Facilities”), which provided an advance of approximately $433.5 million and is a direct obligation to us. The Facilities closed concurrently with the consummation of the spin-off and have a term of three years. During 2012, the outstanding balance on the Term Loan decreased from $433.5 million to $287.9 million due to the repayments on the Term Loan concurrent with the refinancing of the Pierre Bossier, Southland Center, and Animas Valley Malls. In addition, during 2012, the interest rate was renegotiated from LIBOR plus 5.0% (with a LIBOR floor of 1.0%) to LIBOR plus 4.5% (with no LIBOR floor). In January 2013, in order to maintain the same level of liquidity, we paid down an additional $100.0 million on the Term Loan and increased the Revolver from $50.0 million to $150.0 million. As of September 30, 2013, the outstanding balance on the Term Loan was $187.9 million and no amounts were drawn on the Revolver.

We are required to pay an unused fee, paid quarterly in arrears, related to the Revolver equal to 0.30% per year if the aggregate unused amount is greater than or equal to 50% of the Revolver or 0.25% per year if the aggregate unused amount is less that 50% of the Revolver.

The Senior Facility has affirmative and negative covenants that are customary for a real estate loan, including, without limitation, restrictions on incurrence of indebtedness and liens on the mortgage collateral; restrictions on pledges; restrictions on subsidiary distributions; with respect to the mortgage collateral, limitations on our ability to enter into transactions including mergers, consolidations, sales of assets for less than fair market value and similar transactions; conduct of business; restricted distributions; transactions with affiliates; and limitation on speculative hedge agreements. In addition, we are required to comply with financial maintenance covenants relating to the following: (1) net indebtedness to value ratio, (2) liquidity, (3) minimum fixed charge coverage ratio, (4) minimum tangible net worth, and (5) minimum portfolio debt yield. Failure to comply with the covenants in the Senior Facility would result in a default under the credit agreement governing the Facilities and, absent a waiver or an amendment from our lenders, permit the acceleration of all outstanding borrowings under the Senior Facility, which would also result in a cross-default of our Subordinated Facility. As of September 30, 2013, we were in compliance with these financial covenants.

Subordinated Revolving Credit Facility- On the Spin-Off Date we also entered into a subordinated unsecured revolving credit facility with a wholly-owned subsidiary of Brookfield Asset Management, Inc., a related party, that provides borrowings on a revolving basis of up to $100.0 million (the “Subordinated Facility”). The Subordinated Facility has a term of three years and six months and will bear interest at LIBOR (with a LIBOR floor of 1%) plus 8.50%. The default interest rate following a payment event of default under the Subordinated Facility will be 2.00% more than the then-applicable interest rate. Interest will be payable monthly.  In addition, we are required to pay a semi-annual revolving credit fee of $0.3 million. As of September 30, 2013, no amounts have been drawn from the Subordinated Facility.

Property-Level Debt- We have individual property-level debt (the “Property-Level Debt”) on 18 of our 32 assets, representing approximately $1.0 billion (excluding $11.2 million of market rate adjustments). The Property-Level Debt has a weighted average interest rate of 5.0% and an average remaining term of 4.8 years. The Property-Level Debt is stand-alone (not cross-collateralized) first mortgage debt and is non-recourse with the exception of customary contingent guarantees/indemnities.

On July 24, 2013, we assumed an existing $41.7 million non-recourse mortgage loan with the acquisition of Greenville Mall located in Greenville, NC. The loan bears interest at a fixed rate of 5.29%, matures in December 2015, and amortizes over 30 years.

On September 3, 2013, we placed a new non-recourse mortgage loan on West Valley Mall located in Tracy, CA for $52.0 million. The loan bears interest at a floating rate of LIBOR plus 175 basis points, is interest-only for the first three years and amortizes on a 30 year schedule, thereafter. The loan has a term of five years with a five year extension option subject to the fulfillment of certain conditions. This loan replaced a $47.1 million loan that had a fixed rate of 3.43%. Net proceeds to us after related closing costs were approximately $4.4 million.

Capital Expenditures

Redevelopment

We continue to evaluate and execute in the redevelopment of various malls within our portfolio in order to generate increased returns. A component of our business strategy is to identify value creation initiatives for our properties and to then invest capital to reposition and refresh our properties. These redevelopment opportunities are typically commenced in conjunction with leasing activity for the respective space. We anticipate funding our redevelopment projects with the net cash provided by operating activities, borrowings under our Revolver, and the funds on our demand deposit.

The table below describes our current redevelopment projects, which commenced during 2013 (dollars in thousands):

Property	Description	Total Project Square Feet	Total Estimated Project Cost	Cost to Date
Lakeland Square, Lakeland , FL	Convert anchor space and unproductive inline space to Cinemark Theater and The Sports Authority	89,000	$13,000	$9,781

Bayshore Mall Eureka, CA	Convert unproductive space to accomodate new tenants including: TJ Maxx, Ulta, and The Sports Authority	60,000	$8,300	$3,710

Lansing Mall Lansing, MI	Replace vacant anchor space with Regal Cinema and add multiple outparcels	66,000	$14,900	$3,132

Operating Property Capital Expenditures

The table below describes our current operating property capital expenditures for the nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Nine Months Ended
(In thousands)	September 30, 2013	September 30, 2012
Ordinary and cosmetic capital expenditures (1)(2)	$11,964	$11,637
Tenant allowance (3)	6,483	4,931
Total	$18,447	$16,568

Explanatory Notes:
(1) Includes non-tenant recurring and non-recurring capital expenditures.
(2) Includes $2.6 million and $0.4 million related to the Wi-Fi and energy management systems for the nine months ended September 30, 2013 and 2012, respectively.
(3) Includes tenant allowances on current operating properties, excluding anchors and strategic projects.

Summary of Cash Flows
Nine Months Ended September 30, 2013 compared to the Nine Months Ended September 30, 2012
Cash Flows from Operating Activities
Net cash provided by operating activities was $46.6 million for the nine months ended September 30, 2013, compared to $34.1 million for the nine months ended September 30, 2012. The increase in cash available from operations is primarily related to the decrease in interest expense and other expense of $10.0 million. Interest expense decreased due to refinancings and paydowns of various loans. Other expense decreased due to the initial costs that we incurred during our first year of stand alone operations that did not occur in our second year of operations.
Cash Flows from Investing Activities
Net cash provided by (used in) investing activities was $45.6 million for the nine months ended September 30, 2013, compared to $(213.4) million for the nine months ended September 30, 2012. During the nine months ended September 30, 2013, we reduced our demand deposit by $107.5 million with Brookfield U.S. Holdings in order to pay down $100.0 million on our Term Loan. Cash used for acquisition/development of real estate and property additions/improvements was $51.9 million for the nine months ended September 30, 2013 compared to $33.2 million for the same period in 2012.

Cash Flows from Financing Activities
Net cash provided by (used in) financing activities was $(94.4) million for the nine months ended September 30, 2013, compared to $201.6 million for the nine months ended September 30, 2012.
The decrease of $296.0 million in net cash provided by financing activities was primarily due to $191.9 million in proceeds related to our rights offering that occurred during the nine months ended September 30, 2012. Principal payments were $330.4 million for the nine months ended September 30, 2013, compared to $515.7 million for the nine months ended September 30, 2012. During the nine months ended September 30, 2013, we received $256.5 million in proceeds from refinancings / issuances of mortgages, notes, and loans payable as a result of our refinancing of the Lakeland Mall, NewPark Mall, Valley Hills Mall, and West Valley Mall. This is compared to the $564.5 million that we received during the nine months ended September 30, 2012, which included proceeds provided by the Term Loan, as well as refinancings on Pierre Bossier Mall and Southland Center.
Contractual Cash Obligations and Commitments
The following table aggregates our contractual cash obligations and commitments as of September 30, 2013:

	2013	2014	2015	2016	2017	2018 and thereafter	Total
	(In thousands)
Long-term debt-principal(1)	$5,544	$136,360	$246,456	$245,818	$209,750	$344,593	$1,188,521
Interest payments(2)	15,066	55,844	44,461	33,239	19,248	69,885	237,743
Operating lease obligations	269	1,217	1,221	1,235	1,261	4,524	9,727
Total	$20,879	$193,421	$292,138	$280,292	$230,259	$419,002	$1,435,991

Explanatory Notes:

(1) Excludes $11.2 million of non-cash debt market rate adjustments.
(2) Based on rates as of September 30, 2013. Variable rates are based on LIBOR rate of 0.18%.
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
REIT Requirements
In order to maintain our qualification as a REIT for federal income tax purposes, among other requirements, we must distribute or pay tax on 100% of our capital gains and we must distribute at least 90% of our ordinary taxable income to stockholders. To avoid current entity level U.S. federal income taxes, we plan to distribute 100% of our capital gains and ordinary income to our stockholders annually. We may not have sufficient liquidity to meet these distribution requirements. We have no present intention to pay any dividends on our common stock in the future other than in order to maintain our REIT status, of which dividends our board of directors may decide to pay in the form of cash, common stock or a combination of cash and common stock.
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
In addition, management believes that NOI and Core NOI provide useful information to the investment community about our operating performance. However, due to the exclusions noted above, NOI and Core NOI should only be used as supplemental measures of our financial performance and not as an alternative to GAAP operating income (loss) or net loss). For reference, and as an aid in understanding management's computation of NOI and Core NOI, a reconciliation from the consolidated and combined net income (loss) as computed in accordance with GAAP to NOI and Core NOI (including Same Property Core NOI) is presented below.

	For the three months ended September 30,
	2013			2012
	Consolidated	Discontinued Operations	Total	Consolidated	Discontinued Operations	Total
	(In thousands)
Net loss	$(4,683)	$—	$(4,683)	$(13,056)	$—	$(13,056)
Loss from discontinued operations	—	—	—	1,773	(1,773)	—
Provision for income taxes	(20)	—	(20)	89	—	89
Interest expense	18,002	—	18,002	20,005	1,707	21,712
Interest income	(166)	—	(166)	(253)	—	(253)
Other	585	—	585	1,476	36	1,512
Depreciation and amortization	15,748	—	15,748	16,047	752	16,799
General and administrative	5,575	—	5,575	5,267	—	5,267
NOI	$35,041	$—	$35,041	$31,348	$722	$32,070
Above and below market ground rent expense, net	32	—	32	31	—	31
Above and below market tenant leases, net	3,740	—	3,740	4,886	622	5,508
Amortization of tenant inducements	250	—	250	—	—	—
Amortization of straight line rent	(684)	—	(684)	(652)	(44)	(696)
Core NOI	$38,379	$—	$38,379	$35,613	$1,300	$36,913
Acquisitions and dispositions	(4,261)	—	(4,261)	(1,414)	(1,300)	(2,714)
Termination income	(30)	—	(30)	(120)	—	(120)
Same Property Core NOI	$34,088	$—	$34,088	$34,079	$—	$34,079

	For the nine months ended September 30,
	2013			2012
	Consolidated	Discontinued Operations	Total	Consolidated	Discontinued Operations	Total
	(In thousands)
Net loss	$(30,054)	$—	$(30,054)	$(55,072)	$—	$(55,072)
Gain on extinguishment of debt	(13,995)	—	(13,995)	—	—	—
Loss from discontinued operations	23,158	(23,158)	—	4,442	(4,442)	—
Provision for income taxes	235	—	235	328	—	328
Interest expense	59,305	3,227	62,532	70,325	5,075	75,400
Interest income	(492)	—	(492)	(263)	—	(263)
Other	2,052	—	2,052	7,918	36	7,954
Provision for impairment	—	21,661	21,661	—	—	—
Depreciation and amortization	47,418	763	48,181	49,210	2,636	51,846
General and administrative	15,675	—	15,675	15,726	—	15,726
NOI	$103,302	$2,493	$105,795	$92,614	$3,305	$95,919
Above and below market ground rent expense, net	93	—	93	93	—	93
Above and below market tenant leases, net	12,154	176	12,330	16,668	1,850	18,518
Amortization of tenant inducements	750	—	750	—	—	—
Amortization of straight line rent	(2,507)	(30)	(2,537)	(3,667)	(185)	(3,852)
Core NOI	$113,792	$2,639	$116,431	$105,708	$4,970	$110,678
Acquisitions and dispositions	(11,142)	(2,639)	(13,781)	(3,506)	(4,970)	(8,476)
Termination income	(283)	—	(283)	(337)	—	(337)
Same Property Core NOI	$102,367	$—	$102,367	$101,865	$—	$101,865

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
For reference, and as an aid in understanding management's computation of FFO and Core FFO, a reconciliation from the consolidated and combined net income (loss) as computed in accordance with GAAP to FFO and Core FFO is presented below:

	For the three months ended September 30,
	2013			2012
	Consolidated	Discontinued Operations	Total	Consolidated	Discontinued Operations	Total
	(In thousands)
Net loss	$(4,683)	$—	$(4,683)	$(13,056)	$—	$(13,056)
Depreciation and amortization	15,748	—	15,748	16,047	752	16,799
Loss from discontinued operations	—	—	—	1,773	(1,773)	—
FFO	$11,065	$—	$11,065	$4,764	$(1,021)	$3,743
Provision for income taxes	(20)	—	(20)	89	—	89
Interest expense:
Amortization and write-off of market rate adjustments	2,141	—	2,141	1,970	565	2,535
Amortization and write-off of deferred financing costs	1,629	—	1,629	1,766	54	1,820
Amortization of straight line rent for corporate and regional offices	(27)	—	(27)	—	—	—
Other	585	—	585	1,476	36	1,512
Above and below market ground rent expense, net	32	—	32	31	—	31
Above and below market tenant leases, net	3,740	—	3,740	4,886	622	5,508
Amortization of tenant inducements	250	—	250	—	—	—
Amortization of straight line rent	(684)	—	(684)	(652)	(44)	(696)
Core FFO	$18,711	$—	$18,711	$14,330	$212	$14,542

	For the nine months ended September 30,
	2013			2012
	Consolidated	Discontinued Operations	Total	Consolidated	Discontinued Operations	Total
	(In thousands)
Net income (loss)	$(30,054)	$—	$(30,054)	$(55,072)	$—	$(55,072)
Depreciation and amortization	47,418	763	48,181	49,210	2,636	51,846
Provision for impairment	—	21,661	21,661	—	—	—
Loss from discontinued operations	23,158	(23,158)	—	4,442	(4,442)	—
Gain on extinguishment of debt	(13,995)	—	(13,995)	—	—	—
FFO	$26,527	$(734)	$25,793	$(1,420)	$(1,806)	$(3,226)
Provision for income taxes	235	—	235	328	—	328
Interest expense:
Amortization and write-off of market rate adjustments	5,689	1,131	6,820	15,215	1,661	16,876
Amortization and write-off of deferred financing costs	6,607	103	6,710	7,135	153	7,288
Debt extinguishment costs	1,886	—	1,886	—	—	—
Amortization of straight line rent for corporate and regional offices	67	—	67	—	—	—
Other	2,052	—	2,052	7,918	36	7,954
Above and below market ground rent expense, net	93	—	93	93	—	93
Above and below market tenant leases, net	12,154	176	12,330	16,668	1,850	18,518
Amortization of tenant inducements	750	—	750	—	—	—
Amortization of straight line rent	(2,507)	(30)	(2,537)	(3,667)	(185)	(3,852)
Core FFO	$53,553	$646	$54,199	$42,270	$1,709	$43,979

ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risks described in our Annual Report.

ITEM 4      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter that ended on September 30, 2013. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2013 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013. That evaluation did not identify any changes that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2013.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On March 26, 2012, we completed a rights offering and backstop purchase. Under the terms of the rights offering and backstop purchase, we issued 13,333,333 shares of our common stock, $0.01 par value per share, at a subscription price of $15.00 per share, generating gross proceeds of $200.0 million. The rights offering was effected through a Registration Statement (Registration No. 333-177465) on Form S-11 that was declared effective by the SEC on February 8, 2012. The rights offering commenced on February 13, 2012. Of the 13,333,333 shares of common stock issued, 6,979,321 shares were issued in the rights offering pursuant to the Registration Statement. The remaining 6,354,012 shares were sold to affiliates of Brookfield in accordance with the terms of our backstop purchase agreement with Brookfield, and such sale was made in reliance on the exemption from registration under Section 4 (a)(2) of the Securities Act of 1933. There was no managing or soliciting dealer for the offering and we did not pay any kind of fee for the solicitation of the exercise of the rights. Pursuant to the backstop purchase agreement with Brookfield, we paid Brookfield a fee of $6.0 million as consideration for providing the backstop commitment. Net proceeds of the rights offering and backstop purchase approximated $191.6 million, after deducting an aggregate of $8.4 million in expenses incurred in connection with the rights offering and backstop purchase. We used the net proceeds of the offering for general operating, working capital and other corporate purposes, as described in the prospectus comprising a part of the Registration Statement referenced above. As of September 30, 2013, we have used $151.6 million (net of $8.4 million of costs as described above) of the net proceeds of the offering as follows:

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

As of September 30, 2013, $40.0 million remains for general working capital purposes, including funding future acquisitions, capital expenditures, tenant improvements, and leasing commissions.
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

101
The following financial information from Rouse Properties, Inc.’s. Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2013 has been filed with the SEC on November 4, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated and Combined Statements of Operations and Comprehensive Loss, (3) Consolidated and Combined Statements of Equity, (4) Consolidated and Combined Statements of Cash Flows and (5) Notes to Consolidated and Combined Financial Statements, tagged as blocks of text.  Pursuant to Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under these sections.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of September 30, 2013.  The registrant agrees to furnish a copy of such agreements to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROUSE PROPERTIES, INC.
(Registrant)

Date:	November 4, 2013	By:	/s/ John Wain
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

101
The following financial information from Rouse Properties, Inc’s. Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2013 has been filed with the SEC on November 4, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated and Combined Statements of Operations and Comprehensive Loss, (3) Consolidated and Combined Statements of Equity, (4) Consolidated and Combined Statements of Cash Flows and (5) Notes to Consolidated and Combined Financial Statements, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under these sections.