Form 10-K
period 2013-12-31
Rouse Properties, Inc.
filed 2014-03-05
CIK 1528558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013
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

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes    ☐ No

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.         ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

The aggregate market value of shares of common stock held by non-affiliates of the Registrant was approximately $452.4 million based on the closing sale price of the New York Stock Exchange for such stock on June 30, 2013.

The number of shares of common stock, $0.01 par value, outstanding on February 28, 2014 was 57,740,516.

Documents Incorporated By Reference

Document	Parts Into Which Incorporated
Definitive Proxy Statement for 2014 Annual Meeting of Stockholders	Part III

ROUSE PROPERTIES, INC.
Annual Report on Form 10-K
December 31, 2013

     CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains certain forward-looking statements, including, without limitation, statements concerning our operations, economic performance and financial condition. Forward-looking statements give our current expectations relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to current or historical facts. These statements may include words such as "anticipate," "estimate," "expect," "project," "forecast," "plan," "intend," "believe," "may," "should," "would," "could," "likely," and other words of similar expression. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.
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
• expectations regarding returns on acquisitions and developments;
• expectations of our revenues, income, funds from operations ("FFO"), core FFO ("Core FFO"), net operating income ("NOI"), core NOI ("Core NOI"), capital expenditures, income tax and other contingent liabilities, dividends, leverage, capital structure or other financial items;
• expectations and achievement of our goals regarding our occupancy levels and rents;
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
• our inability to compete effectively;
• our level of indebtedness;
• the adverse effect of inflation;
• our inability to maintain our status as a real estate investment trust ("REIT");
• our directors and officers may change our current long-range plans; and
• the other risks described in "Risk Factors."
In light of these risks and uncertainties, there can be no assurances that the results referred to in the forward-looking statements contained in this Annual Report will in fact occur. Except to the extent required by applicable law or regulation, we undertake no obligation to, and expressly disclaim any such obligation to, update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, changes to future results over time or otherwise.

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

As of December 31, 2013, our portfolio consisted of 34 regional malls in 21 states totaling over 23.4 million square feet of retail space. We believe that these malls function as town centers and are predominately located in markets or sub-markets that contain no other enclosed malls and have a high penetration of the trade area. In addition, our portfolio includes regional malls that we believe have significant growth potential through lease-up, repositioning and/or redevelopment. Some properties may require re-tenanting and re-constitution of the merchandising mix in order to provide new and relevant shopping and entertainment opportunities for the consumer.

Our principal focus is to own and manage dominant regional malls in protected markets or submarkets in the United States, in such locations that the malls are either market dominant (the only mall within an extended distance) or trade area dominant (the premier mall serving the defined regional consumer). Approximately 80% of our 34 mall assets are the only enclosed malls in their markets or submarkets. We seek to increase the value of our properties by executing individually tailored business plans designed to improve their operating performance. We actively manage all of our properties, performing the day-to-day functions, operations, leasing, maintenance, marketing and promotional services. Our platform is national in scope and we believe that it positions us to capitalize on existing department store, junior anchor and broad in-line retailer relationships across our portfolio.
Our malls are anchored by operators across the retail spectrum, including department stores such as Macy's, Dillard's, Bon-Ton, jcpenney, Sears and Target; mall shop tenants like Victoria's Secret, Bath & Body Works, Forever 21, francesca's, Chico's, The Children's Place, Gymboree/Crazy 8, Gap/Old Navy, Foot Locker, Maurices, Justice and Ulta; restaurants ranging from food court leaders like Chick-fil-A, Sarku Japan, and Panda Express to fast-casual chains like Chipotle, Panera Bread and Starbucks and high volume sit down restaurants such as BJ's Restaurant, Olive Garden, Red Lobster and Buffalo Wild Wings.
The tenant mix within our property portfolio are also balanced, with no single tenant representing more than 5% of our total revenue in 2013.

We elected to be treated as a REIT beginning with the filing of our federal income tax return for the 2011 taxable year. Subject to our ability to meet the requirements of a REIT, we intend to maintain this status in future periods.

For the year ended December 31, 2013, we generated a net loss, operating income, NOI, Core NOI, FFO, and Core FFO of $(54.7) million, $37.2 million. $147.6 million, $161.0 million, $35.3 million and $77.5 million, respectively. See "Selected Financial Data" for a discussion of our use of NOI, Core NOI, FFO, and Core FFO, which are non-GAAP financial measures, and for reconciliations of net loss to NOI and Core NOI and net loss to FFO and Core FFO.

A more detailed summary of our portfolio is presented under "Properties."

Competitive Strengths

We believe that we will continue to distinguish ourselves through the following competitive strengths:

        Size and Geographic Scope. We have a nationally diversified mall portfolio consisting of 34 properties located in 21 states, with over 23.4 million square feet of retail space (6.8 million square feet of which is owned by anchor tenants). Our portfolio was 91.2% leased excluding anchors (94.5% leased including anchors) and 88.9% occupied as of December 31, 2013. The average distance between our malls and the nearest, competitive, enclosed mall is approximately 36 miles.

        Strategic Relationships with Tenants.    Our operations are national in scope and we have relationships with a wide range of tenants, which include department stores, junior anchors, movie theaters, national in-line tenants and local retailers. We believe that these relationships provide us with a competitive advantage in many of our markets.

As of December 31, 2013, our tenants that generate revenues that are equal to or exceed 1.5% of our aggregate revenues are as follows :

Tenant	Revenues
Limited Brands, Inc.	4.1%
Foot Locker, Inc.	3.3%
Cinemark USA, Inc.	2.4%
jcpenney Company, Inc.	2.3%
American Eagle Outfitters, Inc.	2.1%
Zales Corporation	1.8%
Sterling Jewelers, Inc.	1.8%
Sears Holdings Corporation	1.8%
Macy's	1.8%
Ascena Retail Group, Inc.	1.6%
Genesco Inc.	1.6%
Aeropostale	1.5%
Luxottica Retail North America Inc.	1.5%

Experienced Operational Management Team. We believe that, under the leadership of our executive management team, we are well positioned to execute our strategic plans and unlock value in our properties. Our management team includes:

•
Andrew Silberfein, our President and Chief Executive Officer. Mr. Silberfein has served as our President and Chief Executive Officer since January 2, 2012 and has served as a director since January 12, 2012. Mr. Silberfein previously held the position of Executive Vice President—Retail and Finance for Forest City Ratner Companies, where he was employed for over 15 years, from 1995 to 2011. Mr. Silberfein was responsible for managing all aspects of Forest City Ratner Companies' retail portfolio of shopping centers and malls. Also, Mr. Silberfein had overall responsibility for managing all aspects of Forest City Ratner Companies' debt and equity financing requirements for its real estate portfolio.

•
Benjamin Schall, our Chief Operating Officer. Mr. Schall has served as our Chief Operating Officer since March 8, 2012. Mr. Schall previously served as the Senior Vice President of the Retail Division at Vornado Realty Trust, where he was employed for 10 years prior to joining the Company. While there, Mr. Schall was responsible for all facets of Vornado's suburban retail shopping center business. Mr. Schall has over 12 years of experience in the real estate industry.

•
John Wain, our Chief Financial Officer. Mr. Wain has served as our Chief Financial Officer since October 3, 2012. Mr. Wain previously held the position of Managing Director and Head of Real Estate Americas at Credit Agricole Corporate and Investment Bank, where he was employed for eight years. At Credit Agricole, Mr. Wain was responsible for its U.S. real estate lending business and focused extensively on structuring and negotiating secured and unsecured corporate real estate facilities and property-level loans for public REITs. Mr. Wain has over 24 years of experience in the real estate banking industry.

•
Brian Harper, our Executive Vice President of Leasing. Mr. Harper has served as our Executive Vice President of Leasing since January 12, 2012. Mr. Harper previously served as Senior Vice President of Leasing for GGP, where he was employed for over five years. While there, Mr. Harper oversaw all of the leasing efforts for a multi-state portfolio. He also was one of the original key members of our formation within GGP. Mr. Harper has over 14 years of experience in the retail real estate industry, including working with ground up development, asset repositions, distressed real estate and leasing.

•
Susan Elman, our Executive Vice President and General Counsel. Ms. Elman has served as our Executive Vice President, General Counsel and Secretary since April 5, 2012. Ms. Elman previously served as Senior Vice President and Deputy General Counsel at Forest City Ratner Companies, where she was employed for over 15 years. Ms. Elman has over 25 years of experience in the real estate industry and was responsible for the legal aspects of many complex real estate transactions at Forest City Ratner Companies.

Favorable Economic and Industry Trends. We believe that we are positioned to benefit from positive economic and demographic trends in our markets, including anticipated growth in the number of households and household income in our markets and historically greater declines in unemployment in our markets as compared to the U.S. overall.

Track Record of Improving Occupancy Levels and Leasing. As of December 31, 2013, we have signed 4.4 million square feet of total in-line leases since we became a separate stand alone public company in January 2012. From that time, our portfolio's leased percentage increased from 87.7% to 91.2% excluding anchors (94.5% leased including anchors) as of December 31, 2013. During that same period, we have significantly increased the portion of our portfolio leased by permanent tenants by an additional 7.4% to 81.3%.
As of December 31, 2013, we have entered into new leases for over 792,000 square feet of space (62% of which was previously vacant), which is not yet occupied, representing approximately $13.0 million in incremental annual rent scheduled to commence throughout 2014 and 2015. The actual commencement of the payment of rent under certain of these leases is subject to the completion of the build-out of space and retailers' opening schedules.
We have also been successful at leasing anchor space. We have already leased nine of our 12 vacant anchor stores as of December 31, 2013. Replacement tenants include Regal Cinemas, Cinemark, Sports Authority, Sportman's Warehouse, Bon-Ton and Dunham's Sports. In addition, since our spin-off, we have leased three out of four vacant junior anchor boxes that were previously occupied by Circuit City or Borders to Forever 21, TJMaxx, and WalMart.
Platform for Attractive External Growth. We have closed over $523.0 million of acquisitions since we became a separate public company in January 2012. Our completed acquisitions have included opportunistic and strategic purchases of five enclosed malls, as well as five anchor boxes. We target assets where we believe we are exposed to limited downside and significant growth opportunities by applying our national platform and expertise to improve retailer quality and composition, occupancy levels, NOI and sales productivity metrics.

Business Strategy

Our objective is to achieve growth in NOI, Core NOI, FFO and Core FFO by leasing, operating and repositioning retail properties with locations that are either market dominant (the only mall within an extended distance to service the trade area) or trade area dominant (positioned to be the premier mall serving the defined regional consumer). We seek to deliver an appropriate tenant mix, higher occupancy rates and increased sales productivity, resulting in higher minimum rents and also to continue to control costs. In order to achieve our objective and to become a national leader in the regional mall space, we intend to further implement the following strategies:

        Internal Growth through Tailored Strategic Planning and Investment.    We have identified both strategic investment and cosmetic investment initiatives for our properties, taking into account customer demographics and the competitive environment of each property's market area, with a focus on increasing occupancy at the mall with a sustainable occupancy cost. We have identified opportunities to invest significant capital to reposition and refresh certain of our properties, and we intend to sequence our strategic capital projects based on leasing activity. When considering strategic investments at our properties, we generally target unlevered returns of 9% to 11% for such projects under current market conditions (although there can be no assurance that we will meet this target). Examples of value creation initiatives include, but are not limited to:

•
Re-tenanting vacant anchor space and transforming excess or under productive in-line gross leaseable area ("GLA") into big box space to meet the customer demand for uses such as apparel, sporting goods, theaters, fitness centers, and supermarkets;

•	Growing customer traffic by adding high-volume restaurants, entertainment and everyday uses; and

•	Enhancing the shopping experience and maximizing market relevance by aggressively targeting tenants that cater to market demographics.

We also seek to improve overall mall experience by creating a sense of place and increasing the frequency and duration of visits to our malls. We have commenced a number of portfolio-wide initiatives including having installed state of the art Wi-Fi throughout all of the common areas, upgraded our common area amenities, created new, modern soft seating environments and installed energy management systems to maximize efficiency. We believe these initiatives will continue to position our properties for increased occupancy and sales levels and financial growth. For a discussion of factors that could have an impact on our ability to realize these goals, see "Risk Factors" and "Cautionary Statement Regarding Forward-Looking Statements."
Improve Tenant Mix and the Performance of Our Properties.    We are proactively optimizing the tenant mix of our malls by matching it to the consumer shopping patterns and needs and desires of the demographics in a particular market area, which strengthens our competitive position and increases tenant sales and consumer traffic. Additionally, we seek to continue to convert space occupied by temporary tenants to permanent tenants. To drive increasing traffic and sales, our targeted leasing approach is focused on adding entertainment tenants, high-volume restaurants, everyday uses and big-box anchors to further enhance the overall experience of our shoppers.

        External Growth through Opportunistic and Strategic Acquisitions.    We intend to continue to target middle market mall assets that we believe can provide significant growth opportunities given our expertise in improving retailer quality and composition, occupancy levels, NOI and sales productivity metrics, but have limited downside due to their location in protected markets.

        Leverage Our National Platform. National retailers benefit from our national platform for leasing, which provides them with high quality service and efficiency for negotiating leases at multiple locations with just one landlord. This national platform helps position our properties as attractive destinations for retailers. We utilize national contracts with certain vendors and suppliers for goods and services we obtain at generally more favorable terms than individual contracts.

        Continuing Improvement of Key Leasing Metrics.    As of December 31, 2013, our portfolio sales per square foot were $302 and percentage leased and percentage occupied were approximately 91.2% (94.5% leased including anchors) and 88.9%, respectively. Our leasing team employs a decentralized approach, with focused leasing strategies individually tailored to each asset.

Transactions

        During 2013, we successfully completed transactions promoting our long-term strategy as a dominant regional mall owner and operator:

Acquisitions

•
Acquired Greenville Mall for a total purchase price of approximately $48.9 million, net of closing costs and adjustments, and assumed an existing $41.7 million non-recourse mortgage loan. The loan bears interest at a fixed rate of 5.29%, matures in December 2015 and amortizes over 30 years;

•
Acquired Chesterfield Towne Center for a total purchase price of approximately $165.5 million, net of closing costs and adjustments, and assumed an existing $109.7 million non-recourse mortgage loan. The loan bears interest at a fixed rate of 4.75%, matures in October 2022 and amortizes over 30 years; and

•
Acquired The Centre at Salisbury for a total purchase price of approximately $127.0 million, net of closing costs and adjustments, and assumed an existing $115.0 million partial-recourse mortgage loan. The loan bears interest at a fixed rate of 5.79%, matures in May 2016 and is interest only.

Refinancings

•
Utilized $100.0 million on deposit with Brookfield U.S. Holdings to pay down our 2012 Term Loan (as defined below under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources") in order to reduce our loan to value ratio and reduce interest expense;

•
Refinanced the mortgage loan on the Lakeland Mall for $65.0 million. The loan bears interest at a fixed rate of 4.17%, has a term of ten years and amortizes over 30 years. This loan replaced a $50.3 million loan that had a fixed rate of 5.12% and was the only mortgage in our portfolio that was due in 2013. Net proceeds to us after related closing costs and defeasance were approximately $13.4 million;

•
Increased the mortgage loan associated with the Lakeland Mall by $5.0 million in order to partially fund the acquisition of an anchor previously owned by a third party. The additional $5.0 million loan has the same terms as the refinanced mortgage loan on the Lakeland Mall;

•
Refinanced the mortgage loan on the NewPark Mall for $71.5 million, with an initial funding of $66.5 million. The loan provides for an additional subsequent funding of $5.0 million upon achieving certain financial conditions. The loan amortizes over 30 years, bears interest at a floating rate of LIBOR plus 405 basis points, and has a term of four years with a one year extension subject to certain conditions being met. This loan replaced a $62.9 million loan that had a fixed rate of 7.45%. Net proceeds to us after related closing costs were approximately $1.1 million;

•
Refinanced the mortgage loan on the Valley Hills Mall for $68.0 million. The loan bears interest at a fixed rate of 4.47%, has a term of ten years and amortizes over 30 years. This loan replaced a $51.4 million loan that had a fixed rate of 4.73%. Net proceeds to us after related closing and defeasance costs were approximately $15.0 million;

•
Refinanced the mortgage loan on West Valley Mall for $59.0 million. The loan bears interest at a floating rate of LIBOR plus 175 basis points, is interest-only for the first three years and thereafter amortizes on a 30 year schedule. The loan has a term of five years with a five year extension option subject to the fulfillment of certain conditions. This loan replaced a $47.1 million loan that had a fixed rate of 3.43%. Net proceeds to us after related closing costs were approximately $4.4 million; and

•
Entered into a $510.0 million secured credit facility that provides borrowings on a revolving basis of up $250.0 million (the "2013 Revolver") and a $260.0 million senior secured term loan (the "2013 Term Loan" and, together with the 2013 Revolver, the "2013 Senior Facility"). Borrowings on the 2013 Senior Facility bear interest at LIBOR + 185 to 300 basis points based on the Company's corporate leverage. Proceeds from the 2013 Senior Facility were used to retire our 2012 Senior Facility, including the 2012 Revolver and the 2012 Term Loan (as each term is defined below under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources"), and the $70.9 million non recourse mortgage loan on The Southland Mall.

        Subsequent to 2013, we have successfully completed the following transactions:

•
In January 2014, issued 8,050,000 shares in an underwritten public offering of our common stock at a public offering price of $19.50 per share and raised approximately $150.7 million after deducting the underwriting discount and offering costs. The proceeds from the offering were used in part to pay down the $48.0 million outstanding balance of the 2013 Revolver as of December 31, 2013. The proceeds from the offering will also be used for general corporate purposes, including to fund future acquisitions, working capital and other needs.

•	In February 2014, used $27.6 million of proceeds from the common stock offering to pay down the mortgage debt balance on The Bayshore Mall.

•	In February 2014, the Board of Directors declared a first quarter common stock dividend of $0.17 per share which will be paid on April 30, 2014 to stockholders of record on April 15, 2014.

•
In March 2014, exercised a portion of the $250.0 million "accordion" feature of our 2013 Senior Facility to increase the available borrowings of our 2013 Revolver thereunder from $250.0 million to $285.0 million. (See "Managements Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources") for additional information regarding our 2013 Senior Facility. The term and rates of our 2013 Senior Facility were otherwise unchanged.

Competition

        The nature and extent of the competition we face varies from property to property. Our direct competitors include other publicly-traded REITs, retail real estate companies, commercial property developers, internet retail sales and other owners of retail real estate that engage in similar businesses.

        Within our portfolio of retail properties, we compete for retail tenants. We believe the principal factors that retailers consider in making their leasing decisions include:

•	consumer demographics;

•	quality, design and location of properties;

•	total number and geographic distribution of properties;

•	diversity of retailers and anchor tenants at shopping center locations;

•	management and operational expertise; and

•	rental rates.

        Because our revenue potential is linked to the success of our retailers, we indirectly share exposure to the same competitive factors that our retail tenants experience in their respective markets when trying to attract individual shoppers. These dynamics include general competition from other regional shopping malls, including outlet malls and other discount shopping malls, as well as competition from discount shopping clubs, catalog companies, and internet retailers.

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

Environmental

        Under various federal, state or local laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances released at a property and may be held liable to third parties for bodily injury or property damage (investigation and/or clean-up costs) incurred by the parties in connection with the contamination. These laws often impose liability without regard to whether the owner or operator knew of or otherwise caused the release of the hazardous or toxic substances. In addition, persons who arrange for the disposal or treatment of hazardous substances or other regulated materials may be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person. The costs of remediation or removal of such substances may be substantial and the presence of contamination or the failure to remediate contamination discovered at our properties may adversely affect our ability to sell, lease or borrow with respect to the real estate. The operations of current and former tenants at our properties have involved, or may have involved, the use of hazardous materials or generated hazardous wastes. The release of such hazardous materials and wastes could result in our incurring liabilities to remediate any resulting contamination if the responsible party is unable or unwilling to do so. In addition, our properties may be exposed to the risk of contamination originating from other sources. While a property owner generally is not responsible for remediating contamination that has migrated onsite from an offsite source, the contaminant's presence can have adverse effects on operations and redevelopment of our properties. Environmental laws also may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which that property may be used or how businesses may be operated on that property. Our properties have been subjected to varying degrees of environmental assessment at various times; however, the identification of new areas of contamination, a change in the extent or known scope of contamination or changes in cleanup requirements could result in significant costs to us.

        A further discussion of the current effects and potential future impacts on our business and properties of compliance with federal, state and local environmental regulations is presented in this Annual Report under "Risks Factors—Risks Related to our Business—We could incur significant costs related to government regulation and litigation over environmental matters and various other federal, state and local regulatory requirements."

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

Conflict of Interest Policies

        We have policies designed to reduce or eliminate potential conflicts of interest. We have adopted governance principles governing our affairs as well as those of our Board of Directors, and written charters for each of the standing committees of the board of directors. In addition, we have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers, and employees. Copies of these documents are available through the "Investors" section of our website at www.rouseproperties.com. Any transaction between us and any director, officer or 5% stockholder must be approved pursuant to our related person transactions policy.

Policies with Respect to Certain Other Activities

        We intend to make investments which are consistent with our qualification as a REIT, unless our Board of Directors determines that it is no longer in our best interests to so qualify as a REIT. We have authority to offer shares of our capital stock or other securities in exchange for property. We also have authority to repurchase or otherwise reacquire our shares or any other securities. Our policy prohibits direct or indirect personal loans to executive officers and directors to the extent required by law and stock exchange regulation.

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

Employees

        As of February 28, 2014, we had approximately 269 employees.

Insurance

        We have comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to our portfolio of retail properties. Our management believes that such insurance provides adequate coverage.

Qualification as a Real Estate Investment Trust and Taxability of Distributions

        Rouse Properties elected to be qualified as a REIT. As a REIT, we are not subject to federal income tax on our real estate investment trust taxable income so long as, among other requirements, certain distribution requirements are met with respect to such income (See "Item 1A. —"Risk Factors—We many not be able to maintain our status as a REIT, which would deny us certain favorable tax treatment").

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

Risks Related to our Business

We have a limited operating history as an independent company upon which you can evaluate our performance, and accordingly, our prospects must be considered in light of the risks that any recently independent company encounters.

        We are a Delaware corporation that was created to hold certain asset and liabilities of GGP. Prior to January 12, 2012, we were a wholly-owned subsidiary of GGP Limited Partnership ("GGPLP"). GGP distributed the assets and liabilities of 30 of its wholly-owned properties to us on January 12, 2012 ("Spin-Off Date"). We completed our spin-off from GGP on January 12, 2012, and have limited experience operating as an independent company and performing various corporate functions, including human resources, tax administration, legal (including compliance with the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") and with the periodic reporting obligations of the Exchange Act), treasury administration, investor relations, internal audit, insurance, information technology and telecommunications services, and accounting functions.

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

        The successful execution of our business strategy requires the availability of substantial amounts of operating and development capital over time. Sources of such capital could include bank, life insurance company, pension plan or institutional investor borrowings, public and private offerings of debt or equity, including rights offerings, sales of certain assets and joint ventures. We have identified opportunities to invest significant capital to reposition and refresh our properties, but we will sequence redevelopment projects with leasing activity. We cannot assure that any capital will be available on terms acceptable to us or at all in order to satisfy our short or long-term cash needs. See "Management's Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources."

We may be unable to reposition or redevelop some of our properties, which may have an adverse impact on our profitability.

        Our business strategy is focused on repositioning and redeveloping our properties. In connection with these repositioning and redevelopment projects, we will be subject to various risks, including but not limited to the following:

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

        There can be no assurance that our repositioning and redevelopment projects will have the desired results of attracting and retaining desirable tenants and increasing customer traffic. If repositioning or redevelopment projects are unsuccessful, our investments in those projects may not be fully recoverable from future operations.

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

        Unemployment, weak income growth, tight credit, declining consumer confidence and the need to pay down existing obligations may negatively impact consumer spending. Given these economic conditions, there is a risk that the sales at stores operating in our malls may be adversely affected. This may hinder our ability to implement our strategies and may have an unfavorable effect on our operations and our ability to retain existing tenants and attract new tenants.

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

        If the sales at stores operating in our malls decline, tenants might be unable to pay their existing minimum rents or expense recovery charges, since these rents and charges would represent a higher percentage of their sales. If our tenants' sales decline, new tenants would be less likely to be willing to pay minimum rents as high as they would otherwise pay. We may not be able to collect rent sufficient to meet our costs. Because substantially all of our income is derived from rentals of real property, our income and cash flow would be adversely affected if a significant number of tenants are unable to meet their obligations.

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

We rely on major tenants, making us vulnerable to changes in the business and financial condition of such tenants.

        As of December 31, 2013, our tenants that generate revenues that are equal to or exceed 1.5% of our aggregate revenues are as follows:

Tenant	Revenues
Limited Brands, Inc.	4.1%
Foot Locker, Inc.	3.3%
Cinemark USA, Inc.	2.4%
jcpenney Company, Inc.	2.3%
American Eagle Outfitters, Inc.	2.1%
Zales Corporation	1.8%
Sterling Jewelers, Inc.	1.8%
Sears Holdings Corporation	1.8%
Macy's	1.8%
Ascena Retail Group, Inc.	1.6%
Genesco Inc.	1.6%
Aeropostale	1.5%
Luxottica Retail North America Inc.	1.5%

The retail shopping sector is affected by economic conditions as well as the competitive nature of the retail business and the competition for market share where stronger retailers have out-positioned some of the weaker retailers. These shifts have forced some market share away from weaker retailers and required them, in some cases, to declare bankruptcy and/or close stores.

In the event of deterioration in the financial condition of our major tenants, we may be required to write-off and/or accelerate depreciation and amortization expense associated with a significant portion of the tenant-related deferred charges in future periods. Our income and ability to meet financial obligations could also be adversely affected in the event of the bankruptcy, insolvency or significant downturn in the business of one of these tenants. In addition, our results could be adversely affected if one or more of these tenants do not renew their leases as they expire.

The bankruptcy or store closures of anchor stores or national tenants may adversely affect our revenues.

        Some of our properties depend on anchor stores or national tenants, which are large tenants such as department stores and tenants with chains of stores in many of our properties, respectively, to attract shoppers. We derive significant revenues from these tenants. Our leases generally do not contain provisions designed to ensure the creditworthiness of our tenants and in recent years a number of companies in the retail industry, including some of our tenants, have declared bankruptcy or voluntarily closed certain of their stores. We may be unable to re-lease such space or to re-lease it on comparable or more favorable terms. As a result, the bankruptcy, insolvency, closure or general downturn in the business of an anchor store or national tenant, as well as requests from such tenants for significant rent relief or other lease concessions, may trigger co-tenancy provisions and/or may adversely affect our financial position, results of operations and ability to make distributions to stockholders.

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

        We are dependent on perceptions by retailers or shoppers of the safety, convenience and attractiveness of our retail properties. If retailers and shoppers perceive competing retail properties and other retailing options to be more convenient or of a higher quality, our revenues may be adversely affected.

Changes in the retail industry, particularly among anchor tenant retailers, could adversely affect our results of operations and financial condition.

        The income we generate depends in part on our anchor tenants' ability to attract customers to our properties and generate traffic, which affects the property's ability to attract in-line tenants, and thus the revenue generated by the property. In recent years, in connection with economic conditions and other changes in the retail industry, some anchor tenant retailers have experienced decreases in operating performance and, in response, they are contemplating strategic, operational and other changes. The strategic and operational changes being considered by anchor tenants, including combinations and other consolidations designed to increase scale, leverage with suppliers like landlords, and other efficiencies, might result in the restructuring of these companies. Any such restructuring could involve withdrawal from certain geographic areas, such as secondary or tertiary trade areas where many of our properties are located, and closures or sales of stores operated by them. These developments could adversely affect our results of operations and financial condition.

Our indebtedness could have an adverse impact on our financial health and operating flexibility.

        As of December 31, 2013, our total consolidated contractual debt, excluding non-cash debt market rate adjustments, was $1.5 billion. Our level of indebtedness could have important consequences on the value of our common stock including:

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

•	giving secured lenders the ability to foreclose on our assets.

The following table shows the scheduled maturities of mortgages, notes, and loans payable as of December 31, 2013 and for the next five years and thereafter (in thousands):

2014	$67,285
2015	60,224
2016	362,579
2017	259,589
2018	325,821
Thereafter	388,631
$1,464,129
Unamortized market rate adjustment	(9,583)
Total mortgages, notes and loans payable	$1,454,546

Our debt obligations and ability to comply with related covenants could impact our financial condition or future operating results.

       We are a party to the 2013 Senior Facility, under which the 2013 Revolver provides for borrowings on a revolving basis of up to $250 million and the 2013 Term Loan provides a senior secured term loan of $260 million. The 2013 Senior Facility exposes us to the typical risks associated with the use of leverage. We also have property-level debt, which limits our ability to take certain actions with respect to the properties securing such debt. Increased leverage makes it more difficult for us to withstand adverse economic conditions or business plan variances, to take advantage of new business opportunities, or to make necessary capital expenditures.

     The 2013 Senior Facility contains representations and warranties, affirmative and negative covenants and defaults that are customary for such a real estate loan. In addition, the 2013 Senior Facility requires compliance with certain financial covenants, including borrowing base loan to value and debt yield, corporate maximum leverage ratio, minimum ratio of adjusted consolidated earnings before interest, tax, depreciation and amortization to fixed charges, minimum tangible net worth, minimum mortgaged property requirement, maximum unhedged variable rate debt and maximum recourse indebtedness. Failure to comply with the covenants in the 2013 Senior Facility would result in a default thereunder and, absent a waiver or an amendment from our lenders, permit the acceleration of all outstanding borrowings under the 2013 Senior Facility. No assurance can be given that we would be successful in obtaining such waiver or amendment in this current financial climate, or that any accommodations that we were able to negotiate would be on terms as favorable as those in the 2013 Senior Facility. In addition, any such default may result in the cross-default of our other indebtedness.

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

        Our historical consolidated and combined financial data shows that we have a history of losses, and we cannot assure you that we will achieve sustained profitability going forward. For the years ended December 31, 2013, 2012 and 2011, we incurred GAAP net losses of $(54.7) million, $(68.7) million, and $(27.0) million, respectively. See "Selected Financial Data." If we do not improve our profitability or if we generate negative cash flow from operating activities, the trading value of our common stock may decline.

Our real estate assets may be subject to impairment charges.

        On a periodic basis, we assess whether there are any indicators that the value of our real estate assets and other investments may be impaired. A property's value is impaired only if the estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. In our estimate of cash flows, we consider factors such as expected future operating income, trends and prospects, the effects of demand, competition and other factors. We are required to make subjective assessments as to whether there are impairments in the value of our real estate assets and other investments. If it is determined that an impairment has occurred, the amount of the impairment charge is equal to the excess of the asset's carrying value over its estimated fair value. Such a determination would have a direct impact on our earnings because recording an impairment charge results in an immediate negative adjustment to earnings. There can be no assurance that we will not take additional charges in the future related to the impairment of our assets. Any future impairment could have a material adverse effect on our results of operations in the period in which the charge is taken. During the year ended December 31, 2013, we took impairment charges on The Boulevard Mall and The Steeplegate Mall as the aggregate carrying value of each asset was higher than the fair value of such asset. See Note 2 to our consolidated and combined financial statements for additional information regarding the impairment.

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

        A number of our properties are located in areas which are subject to natural or other disasters, including hurricanes, tornadoes, earthquakes and oil spills. For example, certain of our properties are located in California or in other areas with higher risk of earthquakes. Furthermore, some of our properties are located in coastal regions, and would therefore be affected by any future rises in sea levels.

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

        Under various federal, state or local laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances released at a property and may be held liable to third parties for bodily injury or property damage (investigation and/or clean-up costs) incurred by the parties in connection with the contamination. These laws often impose liability without regard to whether the owner or operator knew of or otherwise caused the release of the hazardous or toxic substances. In addition, persons who arrange for the disposal or treatment of hazardous substances or other regulated materials may be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person. The costs of remediation or removal of such substances may be substantial and the presence of contamination or the failure to remediate contamination discovered at our properties may adversely affect our ability to sell, lease or borrow with respect to the real estate. The operations of current and former tenants at our properties have involved, or may have involved, the use of hazardous materials or generated hazardous wastes. The release of such hazardous materials and wastes could result in our incurring liabilities to remediate any resulting contamination if the responsible party is unable or unwilling to do so. In addition, our properties may be exposed to the risk of contamination originating from other sources. While a property owner generally is not responsible for remediating contamination that has migrated onsite from an offsite source, the contaminant's presence can have adverse effects on operations and redevelopment of our properties. Environmental laws also may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which that property may be used or how businesses may be operated on that property. Our properties have been subjected to varying degrees of environmental assessment at various times; however, the identification of new areas of contamination, a change in the extent or known scope of contamination or changes in cleanup requirements could result in significant costs to us.

       Our properties are subject to various federal, state, and local environmental, health and safety regulatory requirements that address a wide variety of issues, including, but not limited to, storage tanks, storm water and wastewater discharges, potable wells, lead-based paint and waste management. We could incur substantial costs to comply with these environmental, health and safety laws and regulations and could be subject to significant fines and penalties for non-compliance with applicable laws. For example, certain federal, state and local laws, ordinances and regulations require abatement or removal of asbestos-containing materials in the event of demolition or certain renovations or remodeling, the cost of which may be substantial for certain redevelopments. These regulations also govern emissions of and exposure to asbestos fibers in the air, which may necessitate implementation of site specific maintenance practices. Certain laws also impose liability for release of asbestos-containing materials into the air and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with asbestos-containing materials. Asbestos-containing building materials are present at some of our properties and may be present at others. To minimize the risk of onsite asbestos being improperly disturbed, we have developed and implemented asbestos operations and maintenance programs to manage asbestos-containing materials and suspected asbestos-containing materials in accordance with applicable legal requirements.

        As of December 31, 2013, we have recorded in our financial statements a liability of $4.7 million related to potential environmental remediation at our properties which are not expected to have a material impact on our financial condition or results of operations. We have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of our properties. Therefore, we have not recorded any liability related to hazardous or toxic substances. Nevertheless, it is possible that the environmental assessments available to us do not reveal all potential environmental liabilities. It is also possible that subsequent investigations will identify material contamination, that adverse environmental conditions have arisen subsequent to the performance of the environmental assessments, or that there are material environmental liabilities of which management is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of our properties has not been or will not be affected by tenants and occupants of the properties, by the condition of properties in the vicinity of our properties or by third parties unrelated to us.

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

        We elected to be treated as a REIT beginning with the filing of our federal income tax return for 2011. Subject to our ability to meet the requirements of a REIT, we intend to maintain this status in future periods. We believe that, commencing with the 2011 taxable year, we were organized and have operated so as to qualify as a REIT for U.S. federal income tax purposes. In addition, once an entity is qualified as a REIT, the Internal Revenue Code of 1986 (the "Code") generally requires that such entity pay tax on or distribute 100% of its capital gains and distribute at least 90% of its ordinary taxable income to stockholders. To avoid current entity level U.S. federal income taxes, we expect to distribute 100% of our capital gains and ordinary income to stockholders annually.

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

        Our amended and restated certificate of incorporation, as amended (our "charter"), and our amended and restated bylaws (our "bylaws") contain the following limitations:

        The ownership limit.    Generally, for us to qualify as a REIT under the Code for a taxable year, not more than 50% in value of the outstanding shares of our capital stock may be owned, directly or indirectly, by five or fewer "individuals" at any time during the last half of such taxable year. Our charter provides that no person may own more than 9.9% of the number or value, whichever is more restrictive, of our outstanding shares of capital stock unless our board of directors provides a waiver from the ownership restrictions. The Code defines "individuals" for purposes of the requirement described above to include some types of entities. However, our charter also permits us to exempt a person from the ownership limit upon the satisfaction of certain conditions described therein. We have exempted Brookfield Asset Management Inc. and its affiliates ("Brookfield") and certain others from the ownership limit, subject to certain conditions.

        Selected provisions of our charter.    Our charter authorizes our Board of Directors:

•	to cause us to issue additional authorized but unissued shares of common stock or preferred stock;

•	to classify or reclassify, in one or more series, any unissued preferred stock; and

•	to set the preferences, rights and other terms of any classified or reclassified stock that we issue.

        Our charter also prohibits our stockholders from acting by written consent.

        Selected provisions of our bylaws.

        Our bylaws contain the following limitations:

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

        In accordance with Section 203, we approved the transactions in which Brookfield and certain of its controlled affiliate acquired shares of our common stock.

        In addition, Brookfield has a significant ownership of our common stock. This ownership of our common stock may impede a change in control transaction. See "—Risks Related to our Common Stock Generally—Our substantial stockholder may exert influence over us that may be adverse to our best interests and those of our other stockholders.

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

Risks Related to our Common Stock Generally

The market price and trading volume of our common stock could be volatile and the market price of our common stock could decline.
The stock markets, including the NYSE, which is the exchange on which our common stock is listed, have experienced significant price and volume fluctuations. Overall weakness in the economy and other factors have recently contributed to extreme volatility of the equity markets generally, including the market price of our common stock. As a result, the market price of our common stock has been and may continue to be volatile, and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. Some of the factors that could negatively affect our stock price or result in fluctuations in the price or trading volume of our common stock include:

•	our actual or projected operating results, financial condition, cash flows and liquidity, or changes in business strategy or prospects;

•	actual or perceived conflicts of interest with our directors, officers or other executives;

•	equity issuances by us, or share resales by our stockholders, or the perception that such issuances or resales may occur;

•	actual or anticipated accounting problems;

•	publication of research reports about us or the real estate industry;

•	changes in market valuations of similar companies;

•	adverse market reaction to the level of leverage we employ;

•	additions to or departures of our key personnel;

•	speculation in the press or investment community;

•	our failure to meet, or the lowering of, our earnings estimates or those of any securities analysts;

•	increases in market interest rates, which may lead investors to demand a higher dividend yield for our common stock and would result in increased interest expenses on our debt;

•	failure to maintain our REIT qualification;

•	price and volume fluctuations in the stock market generally; and

•	general market and economic conditions, including the current state of the credit and capital markets.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources.
Future issuances of debt securities, which would rank senior to our common stock upon our liquidation, and future issuances of equity securities, which would dilute the holdings of our existing stockholders and may be senior to our common stock for the purposes of paying dividends, periodically or upon liquidation, may negatively affect the market price of our common stock.
In the future, we may issue debt or additional equity securities or incur other borrowings. Upon our liquidation, holders of our debt securities and other loans and shares of preferred stock will receive a distribution of our available assets before common stockholders. If we incur additional debt in the future, our future interest costs could increase, and adversely affect our business, financial condition, results of operations, liquidity and prospects. We are not required to offer any additional equity securities to existing common stockholders on a preemptive basis. Therefore, additional common stock issuances, directly or through convertible or exchangeable securities, warrants or options, will dilute the holdings of our existing common stockholders and such issuances or the perception of such issuances may reduce the market price of our common stock. Our shares of preferred stock, if issued, would likely have a preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to pay dividends to common stockholders. Because our decision to issue debt or additional equity securities or incur other borrowings in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. Thus, common stockholders bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings will negatively affect the market price of our common stock.
The number of shares of common stock available for future issuance or sale could adversely affect the market price of our common stock.
As of February 28, 2014, approximately 57.7 million shares of our common stock were outstanding, and we have the authority to issue up to 500 million shares. Subject to applicable law, our board of directors has the authority, without further stockholder approval, to issue additional shares of our common stock on the terms and for the consideration it deems appropriate. Additionally, the resale by existing holders of a substantial number of our outstanding shares of common stock could adversely affect the market price of our common stock. As of January 13, 2014, Brookfield beneficially owned approximately 36.6% of our common stock (based on their publicly reported holdings). Pursuant to a registration rights agreement we previously entered into with Brookfield, Brookfield has requested that we effect a registration under applicable federal and state securities laws for shares of our common stock held by Brookfield. We expect to complete the registration process in mid-March 2014. Other than a lock-up agreement that Brookfield entered into in conjunction with the underwritten public offering of our common stock in January 2014, which lock-up agreement is scheduled to expire in mid-March 2014, Brookfield is not subject to any lock-up agreements or any other contractual agreements not to dispose of shares they own of Rouse. Any disposition by Brookfield, or any substantial stockholder, of our common stock in the public market, or the perception that such dispositions could occur, could adversely affect prevailing market prices of our common stock. The sale of substantial amounts of our common stock, whether directly by us or in the secondary market, the perception that such sales could occur or the availability for future sale of shares of our common stock or securities convertible into or exchangeable or exercisable for our common stock could, in turn, materially and adversely affect the market price of our common stock and our ability to raise capital through future offerings of equity or equity-related securities.
Our substantial stockholder may exert influence over us that may be adverse to our best interests and those of our other stockholders.
As of January 13, 2014, Brookfield beneficially owned approximately 36.6% of our common stock (based on their publicly reported holdings). The concentration of ownership of our outstanding common stock held by our substantial stockholder may make some transactions more difficult or impossible without the support of Brookfield. The interests of Brookfield could conflict with or differ from the interests of our other stockholders. For example, Brookfield’s concentration of ownership could allow Brookfield to influence our policies and strategies and could delay, defer or prevent a change of control or impede a merger, takeover or other business combination that may otherwise be favorable to us and our other stockholders. Brookfield may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.
Brookfield has agreed that it will not, in connection with a merger, combination, sale of all or substantially all of our assets or other similar business combination transaction involving us, convert, sell, exchange, transfer or convey any shares of common stock that are owned, directly or indirectly, by it on terms that are more favorable than those available to all other holders of common stock. This restriction does not, however, limit Brookfield’s ability to sell its shares of common stock to a third party at a higher price in circumstances other than the foregoing transactions. Brookfield, however, is subject to the lock-up agreement referenced above under "—The number of shares of common stock available for future issuance or sale could adversely affect the market price of our common stock", which lock-up agreement expires in mid-March 2014.
Effective November 1, 2013, we ceased to be a “controlled company,” within the meaning of the NYSE corporate governance standards, because Brookfield no longer controlled a majority of the outstanding shares of our common stock.
We have not established a minimum dividend payment level and no assurance can be given that we will be able to pay dividends to our stockholders in the future at current levels or at all.
We are generally required to distribute to our stockholders at least 90% of our taxable income each year for us to qualify as a REIT under the Code, which requirement we currently intend to satisfy through quarterly dividends of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. We have not established a minimum dividend payment level, and our ability to pay dividends may be adversely affected by a number of factors, including the risk factors contained in this Annual Report. Although we have paid, and anticipate continuing to pay, quarterly dividends to our stockholders, our board of directors has the sole discretion to determine the timing, form and amount of any future dividends to our stockholders, and such determination will depend on our earnings, financial condition, debt covenants, maintenance of our REIT qualification and other factors as our board of directors may deem relevant from time to time. As a result, no assurance can be given that we will be able to continue to pay dividends to our stockholders in the future or that the level of any future dividends we do make to our stockholders will achieve a market yield or increase or even be maintained over time, any of which could materially and adversely affect us.
In addition, dividends that we pay to our stockholders are generally taxable to our stockholders as ordinary income. However, a portion of our dividends may be designated by us as long-term capital gains to the extent that they are attributable to capital gain income recognized by us or may constitute a return of capital to the extent that they exceed our earnings and profits as determined for tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder’s investment in our common stock.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Our investment in real estate as of December 31, 2013 consisted of our interests in the properties in our portfolio. We generally own the land underlying properties; however, at certain of our properties, all or part of the underlying land is owned by a third party that leases the land to us pursuant to a long-term ground lease. The leases generally contain various purchase options and typically provide us with a right of first refusal in the event of a proposed sale of the land by the landlord. Information regarding encumbrances on our properties is included in Schedule III of this Annual Report.

The following sets forth certain information regarding our retail properties as of December 31, 2013:

Property Name (1)	Location	Anchors / Major Tenants	Mall and Freestanding GLA	Anchor GLA (Rouse Owned)	Anchor GLA (Tenant Owned)	Total GLA	% Leased	% Occupied
Animas Valley Mall	Farmington, NM	Dillard's, jcpenney, Sears	277,329	188,817	—	466,146	95.9%	93.2%
Bayshore Mall	Eureka, CA	Sears, Kohl's, Walmart	399,198	87,939	132,319	619,456	80.4	79.2
Birchwood Mall	Port Huron, MI	Sears, Carson's, Macy's, Target, jcpenney	303,705	161,216	264,918	729,839	94.3	92.1
Cache Valley Mall	Logan, UT	Dillard's, Dillard's Men's & Home, jcpenney	240,612	145,832	—	386,444	94.2	94.2
Chesterfield Towne Center	Richmond, VA	Macy's, jcpenney, Sears, Garden Ridge	472,686	543,572	—	1,016,258	86.9	86.6
Chula Vista Center	Chula Vista, CA	Macy's, jcpenney, Sears, Burlington Coat	320,096	163,232	392,500	875,828	91.9	91.1
Collin Creek	Plano, TX	Dillard's, Sears, jcpenney, Macy's	327,955	176,259	613,824	1,118,038	91.9	91.9
Colony Square Mall	Zanesville, OH	Elder-Beerman, jcpenney, Dunham's	356,528	78,440	58,997	493,965	80.2	80.2
Gateway Mall	Springfield, OR	Kohl's, Sears, Target, Cinemark	490,129	218,055	113,613	821,797	92.5	90.7
Grand Traverse Mall	Traverse City, MI	jcpenney, Macy's, Target	307,469	—	283,349	590,818	88.3	88.3
Greenville Mall	Greenville, NC	jcpenney, Belk Ladies, Belk, Dunham's	227,027	186,732	46,051	459,810	97.7	97.7
Knollwood Mall	St. Louis Park, MN	Kohl's, Cub Food, TJ Maxx	383,893	80,684	—	464,577	86.7	82.2
Lakeland Square	Lakeland, FL	jcpenney, Dillard's, Sears, Macy's, Burlington Coat	350,888	276,358	257,353	884,599	94.1	93.2
Lansing Mall	Lansing, MI	jcpenney, Younkers, Macy's	507,358	210,900	103,000	821,258	96.6	86.2
Mall St. Vincent	Shreveport, LA	Dillard's, Sears	185,495	—	348,000	533,495	90.6	87.8
Newpark Mall	Newark, CA	Macy's, jcpenney, Sears, Burlington Coat	438,645	207,372	335,870	981,887	89.9	86.1
North Plains Mall	Clovis, NM	Dillard's, jcpenney, Sears, Beall's	108,975	194,081	—	303,056	92.9	92.9
Pierre Bossier Mall	Bossier City, LA	jcpenney, Sears, Dillard	264,937	59,156	288,328	612,421	98.5	94.7
Salisbury, The Centre at	Salisbury, MD	Boscov's, jcpenney, Sears, Macy's, Dicks, Regal	363,980	357,416	140,000	861,396	93.8	93.8
Sierra Vista, The Mall at	Sierra Vista, AZ	Dillard's, Sears	173,914	—	196,492	370,406	100.0	100.0
Sikes Senter	Wichita Falls, TX	Dillard's, jcpenney, Sears, Dillard's Men's and Home	291,515	374,690	—	666,205	95.3	94.9
Silver Lake Mall	Coeur D' Alene, ID	jcpenney, Macy's, Sears, Sports Authority	148,331	172,253	—	320,584	86.3	86.3
Southland Center	Taylor, MI	jcpenney, Macy's, Best Buy	322,555	290,660	292,377	905,592	98.5	94.7
Southland Mall	Hayward, CA	jcpenney, Kohl's, Macy's, Sears	560,730	445,896	292,000	1,298,626	96.1	82.6
Spring Hill Mall	West Dundee, IL	Kohl's, Carson Pirie Scott, Sears, Macy's	488,128	134,148	547,432	1,169,708	84.1	82.8
Steeplegate Mall	Concord, NH	Bon Ton, jcpenney, Sears	223,773	256,347	—	480,120	75.5	75.5
Three Rivers Mall	Kelso, WA	jcpenney, Macy's, Regal	318,352	98,566	—	416,918	85.3	79.4
Turtle Creek, The Mall at	Jonesboro, AR	Dillard's, jcpenney, Target	367,760	—	364,217	731,977	91.9	91.9
Valley Hills Mall	Hickory, NC	Belk, Dillard's, jcpenney, Sears	323,096	—	611,516	934,612	86.2	86.2
Vista Ridge Mall	Lewisville, TX	Dillard's, jcpenney, Macy's, Sears, Cinemark	392,102	—	670,210	1,062,312	91.2	91.5
Washington Park Mall	Bartlesville, OK	jcpenney, Sears, Dillard's	161,862	122,894	71,402	356,158	97.7	97.7
West Valley Mall	Tracy, CA	jcpenney, Macy's, Sears, Target	537,388	236,454	111,836	885,678	95.9	94.8
Westwood Mall	Jackson, MI	Younkers, Wal-Mart, jcpenney	144,279	70,500	301,188	515,967	88.2	88.2
White Mountain Mall	Rock Springs, WY	Herberger's, jcpenney	228,237	94,482	—	322,719	94.3	93.9
Total Rouse Portfolio			11,008,927	5,632,951	6,836,792	23,478,670	91.2%	88.9%
(1) All properties are 100% owned by Rouse Properties Inc., and subsidiaries.

Property Operating Data
For the year ended December 31, 2013, none of our properties accounted for more than 10% of our total consolidated assets and none of our properties accounted for more than 10% of our total consolidated and combined gross revenue.
Same Property Portfolio
As of December 31, 2013, our total portfolio consists of 34 properties (which excludes The Boulevard Mall, which was disposed of during the year ended December 31, 2013). Properties that were owned and in operation during the entire year for 2012 and for the year ended December 31, 2013 are referred to as the Same Property portfolio. The Same Property portfolio consisted of 29 properties as of December 31, 2013. The following table presents our property acquisitions and dispositions during 2012 and 2013 (which acquisitions and dispositions are excluded properties from the Same Property portfolio):

Property	Location	Date Acquired / Disposed
Acquisitions:
Grand Traverse Mall	Traverse City, MI	February 21, 2012
The Mall at Turtle Creek	Jonesboro, AR	December 28, 2012
Greenville Mall	Greenville, NC	July 24, 2013
Chesterfield Towne Center	Richmond, VA	December 11, 2013
The Centre at Salisbury	Salisbury, MD	December 11, 2013

Dispositions:
The Boulevard Mall	Las Vegas, NV	June 21, 2013
Operating Metrics
Average In-Place Rent
The following table sets forth our occupancy rates and the average in-place annual gross rental rate per square foot as of December 31, for each of the last five years:

Year End	Mall & Freestanding GLA	Leased GLA	Leased % (1)	Average Effective In-Place Gross Rent per square foot less than 10,000 square feet(2)(3)	Average Effective In-Place Gross Rent per square foot greater than 10,000 square feet(3)(4)	Average Effective In-Place Gross Rent per square foot for anchors(5)
2009	9,083,253	8,085,081	89.0%	$39.51	$9.56	$3.89
2010	9,065,852	7,996,849	88.2%	$39.74	$9.58	$4.05
2011	9,084,925	7,967,699	87.7%	$37.36	$10.97	$4.16
2012	10,109,530	9,097,913	90.0%	$36.78	$10.67	$4.04
2013	11,008,927	10,035,651	91.2%	$37.02	$13.63	$4.16
Explanatory Notes:
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
(5) Represents traditional anchor tenants.

Leasing Volume

The following table represents the leases that we signed during 2013:

2013 Leasing Activity(1)(2)	Number of Leases	Square Feet	Term (in years)	Initial Inline Rent PSF (4)(5)	Initial Freestanding Rent PSF (4) (6)	Average Inline Rent PSF (5)(7)	Average Freestanding Rent PSF (6)(7)
New Leases
Under 10,000 sq. ft.	75	225,700	8.4	$31.43	$16.83	$34.09	$18.35
Over 10,000 sq. ft.	31	761,462	10.6	14.76	—	15.49	—
Total New Leases	106	987,162	10.1	18.19	16.83	19.31	18.35

Renewal Leases
Under 10,000 sq. ft.	249	737,080	2.8	$28.19	$21.43	$29.00	$22.05
Over 10,000 sq. ft.	14	267,019	3.6	7.67	7.36	8.16	7.36
Total Renewal Leases	263	1,004,099	3.0	23.53	12.57	24.27	12.80

Sub-Total	369	1,991,261	6.5	20.79	13.55	21.72	14.07

Percent in Lieu	79	299,982	n.a	n.a	n.a	n.a	n.a

Total for the year ended December 31, 2013 (3)	448	2,291,243	6.5	$20.79	$13.55	$21.72	$14.07

Explanatory Notes:

(1) Excludes anchors and specialty leasing. An anchor is defined as a department store or discount department store in traditional spaces whose merchandise appeals to a broad range of shoppers or spaces which are greater than 70,000 square feet.
(2) Represents signed leases as of December 31, 2013.
(3) The total leasing commissions were approximately $11.5 million for the year ended December 31, 2013. There were no material tenant concessions with respect to the leases signed during the year ended December 31, 2013.
(4) Represents initial rent at time of rent commencement consisting of base minimum rent, common area costs, and real estate taxes.
(5) Inline are all mall shop locations excluding anchor and freestanding stores.
(6) Freestanding are outparcel locations (locations not attached to the primary complex of buildings that comprise a shopping center). Excludes anchor stores.
(7) Represents average rent over the lease term consisting of base minimum rent, common area costs, and real estate taxes.

New and Renewal Lease Spread

The following table presents leasing and rent spread information for renewals and new leases that we signed during the year ended December 31, 2013, as compared to the rents of the expiring leases on the same space:

New and Renewal Lease Spread (1)

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF (2)	Average Rent PSF (3)	Expiring Rent PSF (4)	Initial Rent Spread		Average Rent Spread
For the year ended December 31, 2013	222	939,245	4.0	$21.54	$22.30	$19.61	$1.93	9.9%	$2.69	13.7%

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

Our expiring rent during 2014 is approximately $30.90 per square foot, which we believe is below current market rates. We expect that the leasing rates that we achieve on average over time will benefit from improving the quality of our assets through our various strategic and cosmetic renovation projects.

Same Property Material Trends

•
Percentage leased increased to 91.2% as of December 31, 2013 from 90.1% as of December 31, 2012 in our Same Property portfolio. This increase is the result of signing leases representing aggregate space amounts greater than scheduled lease and space expirations since December 31, 2012.

•
Average in-place rents for mall spaces that are less than 10,000 square feet increased by 0.7% to $36.55 as of December 31, 2013 from $36.29 as of December 31, 2012 in our Same Property portfolio. This increase is attributable to higher rents on new and renewal leases as compared to the existing rents of the Same Property portfolio.

•
Same Property portfolio Core NOI was $140.9 million for the year ended December 31, 2013 compared to $137.8 million for the year ended December 31, 2012. Core NOI increased for the year ended December 31, 2013 as a result of the higher occupancy levels in the Same Property portfolio. Core NOI is a non-GAAP financial measure. See"Selected Financial Data—Non-GAAP Financial Measures" for a discussion of Core NOI and a reconciliation of Same Property portfolio Core NOI and Core NOI from the consolidated and combined net loss as computed in accordance with GAAP.

Lease Expirations(1)
The table below sets forth lease expiration data for all of our properties:

Year	Number of Expiring Leases	Expiring GLA	Expiring Rates ($ psf) (2)	Percent of Total Gross Rent
Specialty Leasing (3)	471	1,084,312	$16.09
Permanent Leasing
2013 and prior	43	119,976	37.23	1.7%
2014	240	755,199	30.90	8.8%
2015	351	1,283,862	29.35	14.2%
2016	309	1,122,142	33.82	14.3%
2017	248	941,574	37.19	13.2%
2018	160	836,005	34.28	10.8%
2019	88	586,581	29.09	6.4%
2020	52	288,086	29.33	3.2%
2021	73	586,845	24.23	5.4%
2022	93	425,657	31.26	5.0%
2023	78	409,163	30.27	4.7%
2024 and thereafter	84	1,573,323	20.67	12.3%
Total Permanent Leasing	1,819	8,928,413	$29.95	100.0%
Total Leasing	2,290	10,012,725

Explanatory Notes:
(1) Represents contractual obligations for space in regional malls and excludes traditional anchor stores and kiosks.
(2) Excluded from the Expiring Rates are freestanding spaces and leases paying percent rent in lieu of base minimum rent.
(3) Includes Specialty Leasing license agreements with terms in excess of 12 months.

Mortgage and Other Debt
The following table sets forth certain information regarding the mortgages, notes, and loans payable encumbering our properties.

(In thousands)	Maturity			Outstanding Balance	Balloon Payment at Maturity
	Month	Year	Rate
				(In thousands)
Steeplegate (1)	Aug	2014	4.94%	$47,970	$46,849
Greenville Mall	Dec	2015	5.29	41,375	39,857
Vista Ridge Mall (1)	Apr	2016	6.87	71,270	64,660
Washington Park Mall	Apr	2016	5.35	10,872	9,988
The Centre at Salisbury	May	2016	5.79	115,000	115,000
Turtle Creek	Jun	2016	6.54	78,615	76,079
Collin Creek (1)	Jul	2016	6.78	60,206	54,423
Bayshore Mall (1)	Aug	2016	7.13	27,720	24,699
Grand Traverse	Feb	2017	5.02	60,429	57,266
NewPark Mall (2)	May	2017	4.22	66,113	63,050
Sikes Senter	Jun	2017	5.20	55,494	48,194
Knollwood Mall	Oct	2017	5.35	36,281	31,113
West Valley Mall (3)	Sep	2018	1.92	59,000	56,790
Pierre Bossier	May	2022	4.94	47,400	39,891
Pierre Bossier Anchor	May	2022	4.85	3,718	2,894
Southland Center (MI)	Jul	2022	5.09	77,205	65,085
Chesterfield Towne Center	Oct	2022	4.75	109,737	92,380
Animas Valley	Nov	2022	4.41	50,911	41,844
Lakeland Mall	Mar	2023	4.17	69,241	55,951
Valley Hills Mall	July	2023	4.47	67,572	54,921

Total property level debt			5.15	1,156,129	1,040,934

2013 Term Loan (4)(5)	Nov	2018	2.52	260,000	260,000
2013 Revolver (4)(5)	Nov	2017	2.51	48,000	48,000
Total corporate level debt				308,000	308,000

Total mortgages, notes and loans payable			4.59%	$1,464,129	$1,348,934
Market rate adjustment				(9,583)
Total mortgages, notes and loans payable, net				$1,454,546
Explanatory Notes:
(1) Prepayable without a penalty.
(2) LIBOR (30 day) plus 405 basis points.
(3) LIBOR (30 day) plus 175 basis points.
(4) LIBOR (30 day) plus 235 basis points.
(5) In November 2013, the 2012 Term Loan and 2012 Revolver was refinanced with the 2013 Term Loan and 2013 Revolver. The maximum amount that may be borrowed under the 2013 Revolver is $250.0 million. As of December 31, 2013, the Company had $48.0 million outstanding on the 2013 Revolver.

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
ITEM 4  MINE SAFETY DISCLOSURES

Not Applicable

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company's common stock is listed on the NYSE under the symbol "RSE." The Company's common stock began "regular way" trading on January 13, 2012. The following table presents the high and low sales prices for our common stock on the NYSE and the dividends declared per share for the quarters set forth below for the periods indicated.

	Stock Price		Dividends
2013:	High	Low	Declared
First quarter	$18.52	$16.20	$0.13
Second quarter	22.17	17.73	0.13
Third quarter	21.27	18.25	0.13
Fourth quarter	25.08	19.24	0.13

2012:
First quarter (Period from January 13, 2012 through March 31, 2012)	$14.81	$10.70	$—
Second quarter	13.87	12.18	0.07
Third quarter	14.56	13.53	0.07
Fourth quarter	17.00	14.32	0.07
On February 28, 2014, the closing sale price of the common stock as reported by the NYSE was $18.72. The Company had 2,050 holders of record of common stock as of February 28, 2014.
The Company declared four dividends during the year ended December 31, 2013 at $0.13 per share and three dividends during the year ended December 31, 2012 at $0.07 per share. The Company has elected to be taxed as a REIT beginning with the filing of its federal tax return for the 2011 fiscal year. As of December 31, 2013, the Company has met the requirements of a REIT for the 2012 fiscal year and has filed the tax returns accordingly. Subject to its ability to meet the requirements of a REIT, the Company intends to maintain this status in future periods.
To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including requirements to distribute at least 90% of our ordinary taxable income and to either distribute capital gains to stockholders, or pay corporate income tax on the undistributed capital gains. A REIT will avoid entity level federal tax if it distributes 100% of its capital gains and ordinary income. In addition, the Company is required to meet certain asset and income tests.

Use of Proceeds

On March 26, 2012, the Company completed a rights offering and backstop purchase. Under the terms of the rights offering and backstop purchase, the Company issued 13,333,333 shares of its common stock, $0.01 par value per share, at a subscription price of $15.00 per share, generating gross proceeds of $200.0 million. The rights offering was effected through a Registration Statement (Registration No. 333-177465) on Form S-11 that was declared effective by the SEC on February 8, 2012. The rights offering commenced on February 13, 2012. Of the 13,333,333 shares of common stock issued, 6,979,321 shares were issued in the rights offering pursuant to the Registration Statement. The remaining 6,354,012 shares were sold to affiliates of Brookfield in accordance with the terms of our backstop purchase agreement with Brookfield, and such sale was made in reliance on the exemption from registration under Section 4 (a)(2) of the Securities Act of 1933. There was no managing or soliciting dealer for the offering and we did not pay any fees for the solicitation of the exercise of the rights. Pursuant to the backstop purchase agreement with Brookfield, we paid Brookfield a fee of $6.0 million as consideration for providing the backstop commitment. Net proceeds of the rights offering and backstop purchase approximated $191.6 million, after deducting an aggregate of $8.4 million in expenses incurred in connection with the rights offering and backstop purchase. The Company used the net proceeds of the offering for general operating, working capital and other corporate purposes, as described in the prospectus comprising a part of the Registration Statement referenced above. As of December 31, 2013, the Company has used all of the $191.6 million net proceeds of the offering (net of $8.4 million of costs as described above). Such net proceeds were used as follows:

•	Used approximately $69.6 million on property acquisitions and anchor acquisitions at properties within our existing portfolio;

•	Used approximately $22.0 million to fund portions of the Company's capital expenditures, leasing commissions, and tenant improvement costs, and

•	Used $100.0 million to pay down our 2012 Term Loan and simultaneously increased the 2012 Revolver by $100.0 million in order to maintain our then-current level of liquidity.

There was no material change in our planned use of proceeds from the rights offering and backstop purchase as described in the final prospectus filed with the SEC pursuant to Rule 424(b).
Unregistered Sales of Securities
There were no unregistered sales of securities during the fourth quarter of 2013.
Issuer Purchases of Equity Securities
We did not acquire any shares of our common stock during the fourth quarter of 2013.
ITEM 6.    SELECTED FINANCIAL DATA
The following table sets forth the selected historical consolidated and combined financial and other data of our business. We were formed for the purpose of holding certain assets and assuming certain liabilities of GGP. Prior to January 12, 2012, we were a wholly-owned subsidiary of GGPLP. GGP distributed the assets and liabilities of 30 of its wholly-owned properties (“RPI Businesses”) to Rouse on January 12, 2012 (the “Spin-Off Date”). Prior to the completion of the spin-off, we did not conduct any business and did not have any material assets or liabilities. In April 2009, GGP's predecessor and certain of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of Title II of the United States Code ("Chapter 11"). On November 9, 2010 (the "Effective Date"), GGP emerged from Chapter 11 bankruptcy after receiving a significant equity infusion from investors and other associated events. As a result of the emergence from bankruptcy and the related equity infusion, the majority of equity in GGP changed ownership, which triggered the application of acquisition accounting to the assets and liabilities of GGP. As a result, the application of acquisition accounting has been applied to the assets and liabilities of RPI Bussinesses and therefore the following tables have been presented separately for Predecessor and Successor for the year ended December 31, 2010. The selected historical financial data set forth below as of December 31, 2013, 2012, 2011, 2010 and 2009 and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 has been derived from our audited consolidated and combined financial statements.
Our consolidated and combined financial statements were carved-out from the financial information of GGP at a carrying value reflective of such historical cost in such GGP records for periods prior to the Spin-Off Date. Our historical financial results reflect allocations for certain corporate expenses which include, but are not limited to, costs related to property management, human resources, security, payroll and benefits, legal, corporate communications, information services and restructuring and reorganization. Costs of the services that were allocated or charged to us were based on either actual costs incurred or a proportion of costs estimated to be applicable to us based on a number of factors, most significantly our percentage of GGP's adjusted revenue, gross leasable area of assets and number of properties. These results do not reflect what our expenses would have been had we been operating as a separate stand-alone public company. For the years ended December 31, 2012 and 2011, the corporate cost allocations were $0.4 million and $10.7 million, respectively. The corporate cost allocations for the period from November 10, 2010 through December 31, 2010 and the period from January 1, 2010 through November 9, 2010 were $1.7 million and $6.7 million, respectively. The corporate cost allocation for the year ended December 31, 2009 was $7.3 million.
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

		Historical
			Successor		Predecessor
	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	November 10 - December 31	January 1 - November 9	Year Ended December 31,
	2013	2012	2011	2010		2009
		(In thousands, except per share data )
Operating Data:
Total revenues	$243,542	$224,299	$223,359	$33,438	$207,725	$259,005
Other operating expenses	(124,638)	(129,565)	(106,857)	(15,908)	(83,569)	(103,988)
Provisions for impairment	(15,159)	—	—	—	—	(81,854)
Depreciation and amortization	(66,497)	(67,709)	(73,571)	(10,170)	(49,574)	(68,827)
Operating income	37,248	27,025	42,931	7,360	74,582	4,336
Interest (expense) income, net	(81,986)	(89,348)	(64,447)	(9,325)	(83,770)	(67,402)
Reorganization items	—	—	—	5	(23,682)	32,689
Provision for income taxes	(844)	(445)	(533)	(82)	(506)	(877)
Loss from continuing operations	(45,582)	(62,768)	(22,049)	(2,042)	(33,376)	(31,254)
Discontinued operations:
Gain (loss) from discontinued operations	(23,158)	(5,891)	(4,927)	(824)	12,346	1,102
Gain on extinguishment of debt	13,995	—	—	—	—	—
Discontinued operations, net	(9,163)	(5,891)	(4,927)	(824)	12,346	1,102
Net loss	$(54,745)	$(68,659)	$(26,976)	$(2,866)	$(21,030)	$(30,152)

Loss from continuing operations per share - Basic and Diluted	$(0.92)	$(1.36)	$(0.61)	$(0.06)	$(0.93)	$(0.87)
Net loss per share - Basic and diluted	$(1.11)	$(1.49)	$(0.75)	$(0.08)	$(0.59)	$(0.84)
Dividends declared per share	$0.52	$0.21	$—	$—	$—	$—
Weighted average shares outstanding	49,344,927	46,149,893	35,906,105	35,906,105	35,906,105	35,906,105

Cash Flow Data:
Operating activities	$62,602	$38,277	$80,723	$7,365	$41,103	$85,708
Investing activities	(464)	(236,602)	(25,370)	(14,300)	(9,248)	(8,218)
Financing activities	(56,006)	206,213	(56,965)	2,333	(25,786)	(77,497)
Other Financial Data:
NOI(1)	$147,591	$129,627	$135,577	$20,644	$137,687	$177,925
Core NOI(1)	161,047	150,172	154,865	24,357	137,136	177,537
FFO(2)	35,340	2,431	51,240	8,153	32,383	125,895
Core FFO(2)	77,521	62,658	83,897	13,251	71,517	91,764

	Historical
			Successor		Predecessor
	December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Investments in real estate, cost(3)	$1,948,131	$1,652,755	$1,462,482	$1,434,197	$2,181,029
Total assets	2,019,510	1,905,073	1,583,524	1,644,264	1,722,045
Mortgage, notes and loans payable(4)	1,454,546	1,283,491	1,059,684	1,216,820	1,314,829
Total liabilities	1,564,229	1,372,177	1,157,196	1,314,402	1,366,058
Total equity	455,281	532,896	426,328	329,862	355,987

Explanatory Notes:

(1)
NOI and Core NOI do not represent income from operations as defined by accounting principles generally accepted in the United States of America ("GAAP"). We use NOI and Core NOI as supplemental measures of our operating performance. For our definitions of NOI and Core NOI, as well as a discussion of their uses and inherent limitations, see "—Non-GAAP Financial Measures—Real Estate Property Net Operating Income and Core Net Operating Income" below.

(2)
FFO and Core FFO do not represent cash flow from operations as defined by GAAP. We use FFO and Core FFO as supplemental measures of our operating performance. For our definitions of FFO and Core FFO as well as a discussion of their uses and inherent limitations, see "—Non-GAAP Financial Measures—Funds from Operations and Core Funds from Operations" below.

(3)
Includes the application of acquisition accounting at GGP's emergence in November 2010, and excludes accumulated depreciation for all periods presented. At emergence from bankruptcy, the balance of the "Investments in real estate, cost" reflected the fair value of these assets.

(4)	Total debt includes $9.6 million, $33.8 million, $58.0 million, $67.7 million, and $46.7 million of non-cash market rate adjustments at December 31, 2013, 2012, 2011, 2010, and 2009, respectively.
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
In addition, management believes that NOI and Core NOI provide useful information to the investment community about our operating performance. However, due to the exclusions noted above, NOI and Core NOI should only be used as supplemental measures of our financial performance and not as an alternative to GAAP operating income (loss) or net (loss). For reference, and as an aid in understanding management's computation of NOI and Core NOI, a reconciliation from the consolidated and combined net loss as computed in accordance with GAAP to NOI and Core NOI (including Same Property portfolio Core NOI) is presented below.

			Successor		Predecessor
	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	November 10-December 31, 2010	January 1 - November 9, 2010	Year Ended December 31, 2009
	(In thousands)
Net loss	$(54,745)	$(68,659)	$(26,976)	$(2,866)	$(21,030)	$(30,152)
Gain on extinguishment of debt	(13,995)	—	—	—	—	—
Provision for income taxes	844	445	533	82	506	877
Interest expense(1)	85,761	96,889	70,984	10,394	88,654	72,089
Interest income	(548)	(755)	(36)	(1)	(56)	(18)
Other (2)	4,223	9,965	1,526	313	16	—
Reorganization items	—	—	—	—	9,515	(32,671)
Strategic initiatives	—	—	—	—	—	4,471
Provision for impairment (3)	36,820	—	—	—	—	81,854
Depreciation and amortization (4)	67,260	71,090	78,216	11,019	53,413	74,193
General and administrative	21,971	20,652	11,330	1,703	6,669	7,282
NOI	$147,591	$129,627	$135,577	$20,644	$137,687	$177,925
Above and below market ground rent expense, net	125	125	125	18	—	—
Above and below market tenant leases, net (5)	15,848	24,028	25,194	3,793	(688)	(468)
Amortization of tenant inducements	1,000	—	—	—	—	—
Amortization of straight line rent (6)	(3,517)	(3,608)	(6,031)	(98)	137	80
Core NOI	$161,047	$150,172	$154,865	$24,357	$137,136	$177,537
Acquisitions and dispositions	(19,735)	(11,867)	—	—	—	—
Termination income	(374)	(507)	—	—	—	—
Same Property portfolio Core NOI	$140,938	$137,798	$154,865	$24,357	$137,136	$177,537
Explanatory Notes:
(1) For the years ended December 31, 2013, 2012, 2011, the period from November 10, 2010 through December 31, 2010, the period from January through November 9, 2010, and the year ended of December 31, 2009, interest expense included $3.2 million, $6.8 million, $6.5 million, $1.1 million, $4.8 million and $4.7 million, respectively, of interest expense reclassified to discontinued operations.
(2) Other includes non-comparable costs related to the spin-off from GGP and property acquisition costs.
(3) For the year ended December 31, 2013, provision for impairment included $21.6 million of provision for impairment reclassified to discontinued operations.
(4) For the years ended December 31, 2013, 2012, 2011, the period from November 10, 2010 through December 31, 2010, the period from January 1 through November 9, 2010, and the year ended of December 31, 2009, depreciation and amortization expense included $0.8 million, $3.4 million, $4.6 million, $0.8 million, $3.8 million and $5.4 million, respectively, of depreciation and amortization reclassified to discontinued operations.
(5) For the years ended December 31, 2013, 2012, 2011 and the period from November 10, 2010 through December 31, 2010, above and below market tenant leases, net, included ($0.2) million, ($2.3) million, ($2.6) million, and ($0.3) million, respectively, which were reclassified to discontinued operations. For the the period from January 1 through November 9, 2010 and December 31, 2009, there were no above and below market tenant leases, net, included in discontinued operations.
(6) For the years ended December 31, 2013, 2012, 2011, the period from November 10, 2010 through December 31, 2010, the period from January 1 through November 9, 2010 and December 31, 2009, amortization of straight line rent included $0.03 million, $0.2 million, $0.02 million, ($0.4) million and $0.3 million, respectively, which were reclassified to discontinued operations.

Funds from Operations and Core Funds from Operations
Consistent with real estate industry and investment community practices, we use FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), as a supplemental measure of our operating performance. NAREIT defines FFO as net income (loss) (computed in accordance with GAAP), excluding impairment write-downs on depreciable real estate, gains or losses from cumulative effects of accounting changes, extraordinary items and sales of depreciable properties, plus real estate related depreciation and amortization. We also include Core FFO as a supplemental measurement of operating performance. We define Core FFO as FFO excluding straight-line rent, amortization of tenant inducements, amortization of above-and below-market tenant leases, amortization of above-and below-market ground rent expense, reorganization items, amortization of deferred financing costs, mark-to-market adjustments on debt, write-off of market rate adjustments on debt, write-off of deferred financing costs, debt extinguishment costs, provision for income taxes, gain on extinguishment of debt, and other costs. Other real estate companies may use different methodologies for calculating FFO and Core FFO and, accordingly, our FFO and Core FFO may not be comparable to other real estate companies.
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
For reference, and as an aid in understanding management's computation of FFO and Core FFO, a reconciliation from the consolidated and combined net loss as computed in accordance with GAAP to FFO and Core FFO is presented below:

			Successor		Predecessor
	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	November 10-December 31, 2010	January 1 - November 9, 2010	Year Ended December 31, 2009
	(In thousands)
Net loss	$(54,745)	$(68,659)	$(26,976)	$(2,866)	$(21,030)	$(30,152)
Depreciation and amortization (1)	67,260	71,090	78,216	11,019	53,413	74,193
Provision for impairment (2)	36,820	—	—	—	—	81,854
Gain on extinguishment of debt	(13,995)	—	—	—	—	—
FFO	$35,340	$2,431	$51,240	$8,153	$32,383	$125,895
Provision for income taxes	844	445	533	82	506	877
Interest expense (3):
Amortization and write-off of market rate adjustments	8,755	19,460	9,721	990	29,648	(1,949)
Amortization and write-off of deferred financing costs	12,544	9,812	—	—	—	—
Debt extinguishment costs	2,276	—	1,589	—	—	—
Amortization of straight line rent for corporate and regional offices	83	—	—	—	—	—
Other (4)	4,223	9,965	1,526	313	16	—
Reorganization items	—	—	—	—	9,515	(32,671)
Above and below market ground rent expense, net	125	125	125	18	—	—
Above and below market tenant leases, net (5)	15,848	24,028	25,194	3,793	(688)	(468)
Amortization of tenant inducements	1,000	—	—	—	—	—
Amortization of straight line rent (6)	(3,517)	(3,608)	(6,031)	(98)	137	80
Core FFO	$77,521	$62,658	$83,897	$13,251	$71,517	$91,764

Explanatory Notes:

(1) For the years ended December 31, 2013, 2012, 2011, the period from November 10, 2010 through December 31, 2010, the period from January 1 through November 9, 2010, and the year ended December 31, 2009, depreciation and amortization expense included $0.8 million, $3.4 million, $4.6 million, $0.8 million, $3.8 million and $5.4 million, respectively, of depreciation and amortization reclassified to discontinued operations.
(2) For the year ended December 31, 2013, provision for impairment included $21.6 million of provision for impairment reclassified to discontinued operations.

(3) For the years ended December 31, 2013, 2012, 2011, the period from November 10, 2010 through December 31, 2010, the period from January 1 through November 9, 2010, and the year ended December 31, 2009, interest expense included $3.2 million, $6.8 million, $6.5 million, $1.1 million, $4.8 million and $4.7 million, respectively, of interest expense reclassified to discontinued operations.
(4) Other includes non-comparable costs related to the spin-off from GGP and property acquisition costs.
(5) For the years ended December 31, 2013, 2012, 2011 and the period from November 10, 2010 through December 31, 2010, above and below market tenant leases, net, included ($0.2) million, ($2.3) million, ($2.6) million, and ($0.3) million, respectively, which were reclassified to discontinued operations. For the period from January 1 through November 9, 2010 and December 31, 2009, there were no above and below market tenant leases, net, included in discontinued operations.
(6) For the years ended December 31, 2013, 2012, 2011, the period from November 10, 2010 through December 31, 2010, the period from January 1 through November 9, 2010 and December 31, 2009. amortization of straight line rent included $0.03 million, $0.2 million, $0.02 million, ($0.4) million and $0.3 million, respectively, which were reclassified to discontinued operations.

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

Overview—Introduction
As of December 31, 2013, our portfolio consisted of 34 regional malls in 21 states totaling over 23.4 million square feet of retail and ancillary space which are 91.2% leased and 88.9% occupied. We elected to be treated as a REIT beginning with the filing of our federal income tax return for the 2011 taxable year. As of December 31, 2013, we have met the requirements of a REIT for the 2012 fiscal year and have filed the tax returns accordingly. Subject to our ability to meet the requirements of a REIT, we intend to maintain this status in future periods.
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
Our objective is to achieve growth in NOI, Core NOI, FFO and Core FFO by leasing, operating and repositioning retail properties with locations that are either market dominant (the only mall within an extended distance) or trade area dominant (the premier mall serving the defined regional consumer). We seek to continue to control costs and to deliver an appropriate tenant mix, higher occupancy rates and increased sales productivity, resulting in higher minimum rents.
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
The historical combined financial information included in this Annual Report prior to the Spin-Off Date does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly-traded company during the periods presented or those that we will achieve in the future primarily as a result of the following factors:

•
Prior to the spin-off, our business was operated by GGP as part of its broader corporate organization, rather than as a separate, stand-alone company. GGP or its affiliates performed various corporate functions for us, including, but not limited to, property management, human resources, security, payroll and benefits, legal, corporate communications, information services, restructuring and reorganization. Costs of the services that were allocated or charged to us were based on either actual costs incurred or a proportion of costs estimated to be applicable to us based on a number of factors, most significantly our percentage of GGP's adjusted revenue, gross leasable area of assets and also the number of properties. Our historical financial results reflect allocations for certain corporate costs and we believe such allocations are reasonable; however, such results do not reflect what our expenses would have been had we been operating as a separate, stand-alone public company.

•
Prior to the spin-off, portions of our business were integrated with the other businesses of GGP. Historically, we have shared economies of scope and scale in costs, employees, vendor relationships and certain customer relationships. We entered into a transition services agreement with GGP that governs certain commercial and other relationships. As of December 31, 2013, the agreement with GGP was terminated.

Recent Developments

   During 2013, we successfully completed transactions promoting our long-term strategy as a dominant regional mall owner and operator:

Acquisitions

•
Acquired Greenville Mall for a total purchase price of approximately $48.9 million, net of closing costs and adjustments, and assumed an existing $41.7 million non-recourse mortgage loan. The loan bears interest at a fixed rate of 5.29%, matures in December 2015 and amortizes over 30 years;

•
Acquired Chesterfield Towne Center for a total purchase price of approximately $165.5 million, net of closing costs and adjustments, and assumed an existing $109.7 million non-recourse mortgage loan. The loan bears interest at a fixed rate of 4.75%, matures in October 2022 and amortizes over 30 years; and

•
Acquired The Centre at Salisbury for a total purchase price of approximately $127.0 million, net of closing costs and adjustments, and assumed an existing $115.0 million partial-recourse mortgage loan. The loan bears interest at a fixed rate of 5.79%, matures in May 2016 and is interest only.

Refinancings

•
Utilized $100.0 million on deposit with Brookfield U.S. Holdings to pay down our 2012 Term Loan (as defined below under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources) in order to reduce our loan to value ratio and reduce interest expense;

•
Refinanced the mortgage loan on the Lakeland Mall for $65.0 million. The loan bears interest at a fixed rate of 4.17%, has a term of ten years and amortizes over 30 years. This loan replaced a $50.3 million loan that had a fixed rate of 5.12% and was the only mortgage in our portfolio that was due in 2013. Net proceeds to us after related closing costs and defeasance were approximately $13.4 million;

•
Increased the mortgage loan associated with the Lakeland Mall by $5.0 million in order to partially fund the acquisition of an anchor previously owned by a third party. The additional $5.0 million loan has the same terms as the refinanced mortgage loan on the Lakeland Mall;

•
Refinanced the mortgage loan on the NewPark Mall for $71.5 million, with an initial funding of $66.5 million. The loan provides for an additional subsequent funding of $5.0 million upon achieving certain financial conditions. The loan amortizes over 30 years, bears interest at a floating rate of LIBOR plus 405 basis points, and has a term of four years with a one year extension subject to certain conditions being met. This loan replaced a $62.9 million loan that had a fixed rate of 7.45%. Net proceeds to us after related closing costs were approximately $1.1 million;

•
Refinanced the mortgage loan on the Valley Hills Mall for $68.0 million. The loan bears interest at a fixed rate of 4.47%, has a term of ten years and amortizes over 30 years. This loan replaced a $51.4 million loan that had a fixed rate of 4.73%. Net proceeds to us after related closing and defeasance costs were approximately $15.0 million;

•
Refinanced the mortgage loan on West Valley Mall for $59.0 million. The loan bears interest at a floating rate of LIBOR plus 175 basis points, is interest-only for the first three years and thereafter amortizes on a 30 year schedule. The loan has a term of five years with a five year extension option subject to the fulfillment of certain conditions. This loan replaced a $47.1 million loan that had a fixed rate of 3.43%. Net proceeds to us after related closing costs were approximately $4.4 million; and

•
Entered into the 2013 Senior Facility, a $510.0 million secured credit facility under which the 2013 Revolver provides borrowings on a revolving basis of up $250.0 million and the 2013 Term Loan provides a senior secured term loan of $260.0 million (the "2013 Term Loan" and together with the 2013 Revolver, the "2013 Senior Facility"). Borrowings on the 2013 Senior Facility bear interest at LIBOR + 185 to 300 basis points based on the Company's corporate leverage. Proceeds from the 2013 Senior Facility were used to retire our 2012 Senior Facility, including the 2012 Revolver and the 2012 Term Loan, and the $70.9 million non recourse mortgage loan on The Southland Mall.

Subsequent to 2013, we have successfully completed the following transactions:

•
In January 2014, issued 8,050,000 shares in an underwritten public offering of our common stock at a public offering price of $19.50 per share and raised approximately $150.7 million after deducting the underwriting discount and offering costs. The proceeds from the offering were used in part to pay down the $48.0 million outstanding balance of the 2013 Revolver as of December 31, 2013. The proceeds from the offering will also be used for general corporate purposes, including to fund future acquisitions, working capital and other needs.

•	In February 2014, used $27.6 million of proceeds from the common stock offering to pay down the mortgage debt balance on The Bayshore Mall.

•	In February 2014, the Board of Directors declared a first quarter common stock dividend of $0.17 per share which will be paid on April 30, 2014 to stockholders of record on April 15, 2014.

•
In March 2014, exercised a portion of the $250.0 million accordion feature of our 2013 Senior Facility to increase the available borrowings of our 2013 Revolver thereunder from $250.0 million to $285.0 million. See—Liquidity and Capital Resources for additional information regarding our 2013 Senior Facility. The term and rates of our 2013 Senior Facility were otherwise unchanged.

Results of Operations
Year Ended December 31, 2013 compared to the Year Ended December 31, 2012

	December 31, 2013	December 31, 2012	$ Change	% Change
	(In thousands)
Revenues:
Minimum rents	$165,097	$148,695	$16,402	11.0%
Tenant recoveries	66,061	64,638	1,423	2.2
Overage rents	5,943	5,912	31	0.5
Other	6,441	5,054	1,387	27.4
Total revenues	243,542	224,299	19,243	8.6
Expenses:
Property operating costs	60,288	57,482	2,806	4.9
Real estate taxes	22,089	22,827	(738)	(3.2)
Property maintenance costs	11,446	13,242	(1,796)	(13.6)
Marketing	3,734	3,602	132	3.7
Provision for doubtful accounts	887	1,855	(968)	(52.2)
General and administrative	21,971	20,652	1,319	6.4
Provision for impairment	15,159	—	15,159	100.0
Depreciation and amortization	66,497	67,709	(1,212)	(1.8)
Other	4,223	9,905	(5,682)	(57.4)
Total expenses	206,294	197,274	9,020	4.6
Operating income	37,248	27,025	10,223	37.8

Interest income	548	755	(207)	(27.4)
Interest expense	(82,534)	(90,103)	7,569	8.4
Loss before income taxes and discontinued operations	(44,738)	(62,323)	17,585	28.2
Provision for income taxes	(844)	(445)	(399)	89.7
Loss from continuing operations	(45,582)	(62,768)	17,186	27.4
Loss from discontinued operations	(23,158)	(5,891)	(17,267)	>100.0
Gain on extinguishment of debt	13,995	—	13,995	100.0
Discontinued operations, net	(9,163)	(5,891)	(3,272)	(55.5)
Net loss	$(54,745)	$(68,659)	$13,914	20.3

Revenues
Total revenues increased by $19.2 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase in revenues was primarily attributed to the property acquisitions of Grand Traverse Mall, The Mall at Turtle Creek, Greenville Mall, Chesterfield Towne Center and The Centre at Salisbury. In addition, we received additional revenue from net leasing activities in various malls within the Same Property portfolio during the year ended December 31, 2013 compared to the year ended December 31, 2012.
Operating Expenses
Property operating expenses decreased by $0.6 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. Property operating expenses include real estate taxes, property maintenance costs, marketing, property operating costs, and provision for doubtful accounts. The Same Property portfolio expenses decreased approximately by $5.4 million for the year ended December 31, 2013 compared to December 31, 2012 primarily due to lower property taxes, property tax refunds received from prior years, and a reduction in repair and maintenance costs. This decrease was offset by the $4.8 million increase in property operating expenses during the year ended December 31, 2013, resulting from the property acquisitions of Grand Traverse Mall, The Mall at Turtle Creek, Greenville Mall, Chesterfield Towne Center and The Centre at Salisbury.
Provision for impairment increased by $15.2 million as we impaired The Steeplegate Mall during year ended December 31, 2013. As of December 31, 2013, we assessed if the carrying amount could be recovered through the estimated future undiscounted cash flows. As our intended holding period changed at that time the undiscounted cash flows were now less than the carrying amount of the asset. As a result we recorded an impairment charge for the excess carrying amount over the estimated fair value.
General and administrative expenses increased by $1.3 million for the year ended December 31, 2013 compared to year ended December 31, 2012 primarily due to an increase in employee related costs.
Depreciation and amortization decreased by $1.2 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. The change was primarily due to the decrease in amortization of in-place leases due to tenant lease expirations.
Other expense decreased by $5.7 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. Other expense decreased as 2012 included non-recurring costs incurred by the Company during its first year of stand-alone operations.
Other Income and Expenses
Interest expense decreased by $7.6 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. The decrease was primarily related to the $9.0 million write-off of market rate adjustments that was incurred in January 2012 upon the spin-off of the Company, as well as the refinancing of various loans at lower interest rates. This was partially offset by the write-off of the remaining deferred financing fees related to our 2012 Senior Facility which was terminated when we entered into 2013 Senior Facility in November of 2013.
Discontinued operations, net, increased for the year ended December 31, 2013 compared to the year ended December 31, 2012. During the year ended December 31, 2013, we conveyed our interest in The Boulevard Mall to the lender of the loan (see Note 7 to our consolidated and combined financial statements) and, as such, the historical operations of this property are now presented in discontinued operations, net. No assets were disposed of during the year ended December 31, 2012.

Year Ended December 31, 2012 compared to the Year Ended December 31, 2011

	December 31, 2012	December 31, 2011	$ Change	% Change
	(In thousands)
Revenues:
Minimum rents	$148,695	$146,770	$1,925	1.3%
Tenant recoveries	64,638	65,375	(737)	(1.1)
Overage rents	5,912	5,242	670	12.8
Other	5,054	5,972	(918)	(15.4)
Total revenues	224,299	223,359	940	0.4
Expenses:
Property operating costs	57,482	54,014	3,468	6.4
Real estate taxes	22,827	22,851	(24)	(0.1)
Property maintenance costs	13,242	12,679	563	4.4
Marketing	3,602	3,902	(300)	(7.7)
Provision for doubtful accounts	1,855	583	1,272	>100.0
General and administrative	20,652	11,302	9,350	82.7
Depreciation and amortization	67,709	73,571	(5,862)	(8.0)
Other	9,905	1,526	8,379	>100.0
Total expenses	197,274	180,428	16,846	9.3
Operating income	27,025	42,931	(15,906)	(37.1)

Interest income	755	36	719	>100.0
Interest expense	(90,103)	(64,483)	(25,620)	(39.7)
Loss before income taxes and discontinued operations	(62,323)	(21,516)	(40,807)	>100.0
Provision for income taxes	(445)	(533)	88	16.5
Loss from continuing operations	(62,768)	(22,049)	(40,719)	>100.0
Loss from discontinued operations	(5,891)	(4,927)	(964)	19.6%
Gain on extinguishment of debt	—	—	—	—
Discontinued operations, net	(5,891)	(4,927)	(964)	19.6%
Net loss	$(68,659)	$(26,976)	$(41,683)	>100.0
Revenues
Total revenues increased by $0.9 million for the year ended December 31, 2012 compared to December 31, 2011. The Same Property portfolio revenues decreased by approximately $6.4 million during the year ended December 31, 2012. This was offset by an increase of $7.4 million of revenues which was related to our 2012 property acquisitions. The $6.4 million decline in Same Property portfolio revenues was primarily related to declines in minimum rents and tenant recoveries of $2.4 million and $3.6 million, respectively, which was primarily due to lease expirations and various tenants that converted lease structure to a gross rental or a percentage in lieu of base rent leases.
Operating Expenses
Property operating expenses increased $5.0 million for the year ended December 31, 2012 compared to December 31, 2011. Property operating expenses include real estate taxes, property maintenance costs, marketing, property operating costs, and provision for doubtful accounts. The Same Property portfolio operating expenses increased approximately by $2.2 million for the year ended December 31, 2012 compared to December 31, 2011. The 2012 property acquisitions contributed to the remaining $2.8 million increase of property operating expenses. The Same Property portfolio increase of $2.2 million is primarily related to increases in property operating costs of $1.5 million and provision for doubtful accounts of $1.2 million. Property operating costs increased due to professional fees incurred at the property level, and provision for doubtful accounts increased due to a $0.8 million recovery that was received in 2011 that had previously been written off as a bad debt expense.

General and administrative expenses increased by $9.3 million for the year ended December 31, 2012 compared to December 31, 2011. The increase was due to the fact that we assumed full responsibility for certain overhead costs as of the Spin-Off Date, which included costs related to property management, human resources, accounting, security, payroll and benefits, legal, corporate communications and information services. For the year ended December 31, 2011, the $11.3 million consisted of costs that were charged or allocated to us from GGP. The corporate costs that were charged or allocated to us were based on a number of factors, most significantly our percentage of GGP's adjusted revenue, gross leaseable area of assets and the number of properties.
Depreciation and amortization decreased by $5.9 million for the year ended December 31, 2012 compared to December 31, 2011. The change was primarily due to the decrease in amortization of in-place leases due to tenant lease expirations.
Other expenses increased $8.4 million for the year ended December 31, 2012 compared to December 31, 2011. The increase is primarily due to initial costs incurred by us during our first year of stand alone operations. These other costs included $1.2 million in signing bonuses, $1.8 million for severance expenses, $3.6 million for temporary employees for the formation of the Company, and other initial formation costs.
Other Income and Expenses
Interest income increased by $0.7 million for the year ended December 31, 2012 compared to December 31, 2011. The increase was due to the interest income earned on the demand deposit from Brookfield U.S. Holdings (see Note 13 to our consolidated and combined financial statements).
Interest expense increased by $25.6 million for the year ended December 31, 2012 compared to December 31, 2011. The increase was primarily related to deferred financing amortization, write-off of deferred financing costs, write-off of market rate adjustments and interest expense incurred. The Company incurred $7.4 million in amortization of deferred financing costs for the year ended December 31, 2012 as a result of the additional deferred financing costs associated with the refinancings completed by the Company during 2012 as compared to no amortization of deferred financing costs for the year ended December 31, 2011. Furthermore, the Company incurred $2.4 million in write-off of deferred financing costs for the year ended December 31, 2012 as a result of the write-off of the 2012 Term Loan deferred financing costs associated with the Pierre Bossier, Southland Center and Animas Valley Malls as compared to no write-off of deferred financing costs for the year ended December 31, 2011. The Company also wrote off $9.0 million of market rate adjustments on loans that were paid off on the Spin-Off Date. The remainder of the change was due to the increase in debt and interest rates within the overall portfolio.
Liquidity and Capital Resources
Our primary uses of cash include payment of operating expenses, working capital, capital expenditures, debt repayment, including principal and interest, reinvestment in properties, development and redevelopment of properties, acquisitions, tenant allowances, and dividends.
Our primary sources of cash are operating cash flow, refinancings of existing loans, equity previously raised from our rights offering and borrowings under our 2013 Revolver.
Our short-term (less than one year) liquidity requirements include schedule debt maturities, recurring operating costs, capital expenditures, debt service requirements, and dividend requirements on our shares of common stock. We anticipate that these needs will be met with cash flows provided by operations and funds available under our 2013 Revolver.
Our long-term (greater than one year) liquidity requirements include scheduled debt maturities, capital expenditures to maintain, renovate and expand existing malls, property acquisitions, and development projects. Management anticipates that net cash provided by operating activities, asset sales, the funds available under our 2013 Revolver, and funds received from subsequent equity offerings will provide sufficient capital resources to meet our long-term liquidity requirements.
As of December 31, 2013, our consolidated contractual debt, excluding non-cash debt market rate adjustments, was approximately $1.46 billion. The aggregate principal and interest payments due on our outstanding indebtedness as of December 31, 2013 is approximately $132.7 million for the year ending 2014 and $123.0 million for the year ending 2015.

Property-Level Debt

We have individual property-level debt (the “Property-Level Debt”) on 19 of our 34 assets, representing $1.2 billion (excluding $9.6 million of market rate adjustments) as of December 31, 2013. The Property-Level Debt has a weighted average interest rate of 5.2% and an average remaining term of 5.0 years. The Property-Level Debt is stand-alone (not cross-collateralized) first mortgage debt and is generally non-recourse to us with the exception of customary contingent guarantees/indemnities.

The following is a summary of significant property loan refinancings and loans assumed from acquisitions that occurred during the years ended December 31, 2013 and 2012:

Property	Date	Balance at Date of Refinancing	Interest Rate	Balance of New Loan	New Interest Rate	Net Proceeds(1)	Maturity
2013		($ in thousands)
Lakeland Mall (2)	March 2013	$50,300	5.12%	$70,000	4.17%	$13,400	March 2023
NewPark Mall (3)	May 2013	62,900	7.45%	66,500	LIBOR + 4.05%	1,100	May 2017
Valley Hills Mall	June 2013	51,400	4.73%	68,000	4.47%	15,000	July 2023
Greenville Mall	July 2013	—	—	41,700	5.29%	—	December 2015
West Valley Mall (4)	September 2013	47,100	3.43%	59,000	LIBOR + 1.75%	4,400	September 2018
Chesterfield Towne Center	December 2013	—	—	109,737	4.75%	—	October 2022
The Centre at Salisbury (5)	December 2013	—	—	115,000	5.79%	—	May 2016

2012
Grand Traverse Mall	February 2012	$—	—	$62,000	5.02%	$—	February 2017
Pierre Bossier Mall	May 2012	38,200	LIBOR + 5.00%	$48,500	4.94%	10,300	May 2022
Southland Center Mall	June 2012	70,200	LIBOR + 5.00%	78,800	5.09%	8,200	July 2022
Animas Valley Mall	October 2012	37,100	LIBOR + 4.50%	51,800	4.41%	14,300	November 2022
The Mall at Turtle Creek	December 2012	—	—	79,500	6.54%	—	June 2016
Explanatory Notes:
(1) Net proceeds were net of closing costs.
(2) On March 6, 2013, the loan associated with the Lakeland Mall was refinanced for $65.0 million. Subsequently, on March 21, 2013, the loan was increased by $5.0 million to $70.0 million in order to partially fund the acquisition of an anchor building previously owned by a third party.
(3) The loan provides for an additional subsequent funding of $5.0 million upon achieving certain conditions for a total funding of $71.5 million.
(4) The loan is interest-only for the first three years and amortizes on a 30 year schedule thereafter. The loan has a five year extension option subject to the fulfillment of certain conditions.
(5) The loan is interest-only.

Corporate Facilities

2013 Senior Facility

On November 22, 2013, we entered into a $510.0 million secured credit facility that provides borrowings on a revolving basis of up to $250.0 million (the "2013 Revolver") and a $260.0 million senior secured term loan (the "2013 Term Loan" and together with the 2013 Revolver, the "2013 Senior Facility"). We have the option, subject to the satisfaction of certain conditions precedent, to exercise an "accordion" provision to increase the commitments under the 2013 Revolver and/or incur additional term loans in the aggregate amount of $250.0 million such that the aggregate amount of the commitments and outstanding loans under the 2013 Secured Facility does not exceed $760.0 million. Borrowings on the 2013 Senior Facility bear interest at LIBOR + 185 to 300 basis points based on our corporate leverage. Proceeds from the 2013 Senior Facility were used to retire our 2012 Senior Facility, including the 2012 Revolver and the 2012 Term Loan and the $70.9 million non recourse mortgage loan on The Southland Mall in California prior to its maturity date in January 2014.

The 2013 Revolver has an initial term of four years with a one year extension option and the 2013 Term Loan has a term of five years. As of December 31, 2013, we had drawn $48.0 million on the 2013 Revolver and the outstanding balance on the 2013 Term Loan was $260.0 million.
We are required to pay an unused fee related to the 2013 Revolver equal to 0.20% per year if the aggregate unused amount is greater than or equal to 50% of the 2013 Revolver or 0.30% per year if the aggregate unused amount is less than 50% of the 2013

Revolver. The default interest rate following a payment event of default under the 2013 Senior Facility is 3.00% more than the then-applicable interest rate. During the year ended December 31, 2013, the Company incurred $0.1 million of unused fees related to the 2013 Revolver.
The 2013 Senior Facility contains representations and warranties, affirmative and negative covenants and defaults that are customary for such a real estate loan. In addition, the 2013 Senior Facility requires compliance with certain financial covenants, including borrowing base loan to value and debt yield, corporate maximum leverage ratio, minimum ratio of adjusted consolidated earnings before interest, tax, depreciation and amortization to fixed charges, minimum tangible net worth, minimum mortgaged property requirement, maximum unhedged variable rate debt and maximum recourse indebtedness. Failure to comply with the covenants in the 2013 Senior Facility would result in a default thereunder and, absent a waiver or an amendment from our lenders, permit the acceleration of all outstanding borrowings under the 2013 Senior Facility. No assurance can be given that we would be successful in obtaining such waiver or amendment in this current financial climate, or that any accommodations that we were able to negotiate would be on terms as favorable as those in the 2013 Senior Facility. In addition, any such default may result in the cross-default of our other indebtedness. As of December 31, 2013, we were in compliance with all of the debt covenants related to the 2013 Senior Facility.

2012 Senior Facility

On the Spin-Off Date, we entered into a senior secured credit facility that provided borrowings on a revolving basis of up to $50.0 million (the “2012 Revolver”) and a senior secured term loan (the “2012 Term Loan” and, together with the Revolver, the “2012 Senior Facility”), which provided an advance of approximately $433.5 million and was a direct obligation of the Company. The 2012 Senior Facility closed concurrently with the consummation of the spin-off and had a term of three years. During 2012, the outstanding balance on the 2012 Term Loan decreased from $433.5 million to $287.9 million due to the repayments on the 2012 Term Loan concurrent with the refinancing of the Pierre Bossier, Southland Center, and Animas Valley Malls. In addition, during 2012, the interest rate was renegotiated from LIBOR plus 5.0% (with a LIBOR floor of 1.0%) to LIBOR plus 4.5% (with no LIBOR floor). In January 2013, in order to maintain the same level of liquidity, we paid down an additional $100.0 million on the 2012 Term Loan and increased the 2012 Revolver from $50.0 million to $150.0 million. In conjunction with our entrance into the 2013 Senior Facility the 2012 Senior Facility was terminated.

We were required to pay an unused fee related to the 2012 Revolver equal to 0.30% per year if the aggregate unused amount was greater than or equal to 50% of the 2012 Revolver or 0.25% per year if the aggregate unused amount was less than 50% of the 2012 Revolver.

During 2012, we also entered into a subordinated unsecured revolving credit facility with a wholly-owned subsidiary of Brookfield Asset Management, Inc., a related party, that provided borrowings on a revolving basis of up to $100.0 million (the “Subordinated Facility”). The Subordinated Facility had a term of three years and six months and bore interest at LIBOR (with a LIBOR floor of 1%) plus 8.50%. The default interest rate following a payment event of default under the Subordinated Facility was 2.00% more than the then-applicable interest rate. Interest was payable monthly.  In addition, we were required to pay a semiannual revolving credit fee of $0.3 million. On November 22, 2013, in conjunction with our entrance into the 2013 Senior Facility, the Subordinated Facility was terminated.

Capital Expenditures

Redevelopment

We continue to evaluate and execute in the redevelopment of various malls within our portfolio in order to generate increased returns. A component of our business strategy is to identify value creation initiatives for our properties and to then invest capital to reposition and refresh our properties. These redevelopment opportunities are typically commenced in conjunction with leasing activity for the respective space. We anticipate funding our redevelopment projects with the net cash flow provided by operating activities and borrowings under our 2013 Revolver.

The table below describes our current redevelopment projects, which commenced during 2013 (dollars in thousands):

Property	Description	Total Project Square Feet	Total Estimated Project Cost	Cost as of December 31, 2013
Lakeland Square, Lakeland , FL	Converted anchor space and unproductive inline space to recently opened Cinemark Theater and The Sports Authority	89,000	$13,293	$13,293

Bayshore Mall Eureka, CA	Convert former junior anchor space and unproductive space to accommodate new tenants including recently opened TJ Maxx, Ulta, and The Sports Authority	60,000	$8,300	$5,477

Lansing Mall Lansing, MI	Replace vacant anchor space with Regal Cinema and add multiple outparcels	66,000	$14,900	$9,316

Three Rivers Mall Kelso, WA	Convert anchors and unproductive space to Regal Cinemas, Sportsman's Warehouse and high volume restaurants	103,000	$20,100	$449

Knollwood Mall St. Lous Park, MN	De-mall and construct new exterior facing junior boxes, small shops, and a new multi-tenant outparcel building	118,000	$32,200	$883

Operating Property Capital Expenditures

The table below describes our operating property capital expenditures for the year ended December 31, 2013 (dollars in thousands):

Year Ended
December 31, 2013
Ordinary capital expenditures (1)	$7,520
Cosmetic capital expenditures (2)	14,100
Tenant improvements and allowances (3)	10,125
Total	$31,745

Explanatory Notes:
(1) Includes non-tenant recurring capital expenditures.
(2) Includes $4.7 million related to the Wi-Fi and energy management systems for the year ended December 31, 2013.
(3) Includes tenant allowances and improvements on current operating properties, excluding anchors and strategic projects.

Summary of Cash Flows
Years Ended December 31, 2013, 2012 and 2011
Cash Flows from Operating Activities
Net cash provided by operating activities was $62.6 million, $38.3 million and $80.7 million for the years ended December 31, 2013, 2012 and 2011.
The increase in net cash provided by operating activities from December 31, 2012 to December 31, 2013 was primarily attributable to the acquisitions during 2012 and 2013, reduced interest expense, and reduced cash outflows of restricted cash. The acquisitions during 2012 and 2013 increased Core NOI by approximately $7.9 million and cash interest expense decreased by approximately $5.4 million primarily due to refinancings. The funding of restricted cash was reduced as the escrow accounts were maintained at their required levels and no additional funding was required.
The decrease in net cash provided by operating activities from December 31, 2011 to December 31, 2012 was primarily attributable to an increase in the use of restricted cash which resulted in a $19.5 million change along with an increase in cash interest expense of $7.9 million related to new loans on the portfolio.
Cash Flows from Investing Activities
Net cash used in investing activities was $(0.5) million, $(236.6) million and $(25.4) million for the years ended December 31, 2013, 2012 and 2011.

The decrease in net cash used in investing activities from December 31, 2012 to December 31, 2013 was primarily attributable to the change in cash outflows from acquisitions of investment properties, development, building, and tenant improvements, and demand deposit from Brookfield U.S. Holdings. Funds used in the acquisitions of investment properties increased by $47.9 million as we acquired Greenville Mall, Chesterfield Towne Center, and The Centre at Salisbury during 2013 as compared to Grand Traverse Mall and The Mall at Turtle Creek during 2012. In addition, during 2012 we had a cash outflow from placing $150.0 million on deposit with Brookfield U.S. Holdings as compared to 2013 where we had a cash inflow from the withdrawal of the $150.0 million that was on deposit with Brookfield U.S. Holdings. The funds placed on deposit with Brookfield U.S.Holdings were used to fund our 2013 acquisitions, capital expenditures and tenant improvements, as well as the $100.0 million paydown of our 2012 Term Loan.
The increase in net cash used in investing activities from December 31, 2011 to December 31, 2012 was primarily attributable to the 2012 acquisitions of $33.3 million, placing $150.0 million on deposit with Brookfield U.S. Holdings, and funding $22.3 million in restricted cash as required by our loan agreements.
Cash Flows from Financing Activities
Net cash provided by (used in) financing activities was $(56.0) million, $206.2 million and $(57.0) million for the years ended December 31, 2013, 2012 and 2011.
The change in cash provided by (used in) financing activities from December 31, 2012 to December 31, 2013 was primarily attributable to the proceeds we received from our rights offering in 2012 along with changes in our mortgages, notes, and loans payable. In March 2012, we received gross proceeds of $200.0 million from our rights offering compared to none received in 2013, which increased the funds provided by financing activities during 2012. Furthermore, during 2013, as a result of our refinancings we paid down $22.9 million of our mortgages, notes and loans payable, as compared to 2012 when we received net proceeds of $58.1 million.
The change in cash provided by (used in) financing activities from December 31, 2011 to December 31, 2012 was primarily attributable to the proceeds received from our rights offering in 2012 along with changes in our mortgages, notes, and loans payable. During 2011 we did not receive any proceeds from a rights offering as we were not a stand-alone public company and could not issue common stock in our company.
Contractual Cash Obligations and Commitments
The following table aggregates our contractual cash obligations and commitments as of December 31, 2013 (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total

Long-term debt-principal(1)	$67,285	$60,224	$362,579	$259,589	$325,821	$388,631	$1,464,129
Interest payments(2)	65,431	62,745	47,810	31,148	25,624	73,726	306,484
Operating lease obligations	1,218	1,221	1,235	1,261	1,147	3,377	9,459
Total	$133,934	$124,190	$411,624	$291,998	$352,592	$465,734	$1,780,072

Explanatory Notes:

(1) Excludes $9.6 million of non-cash debt market rate adjustments.
(2) Based on rates as of December 31, 2013. Variable rates are based on LIBOR rate of 0.17%.
We lease land or buildings at certain properties from third parties. The leases generally provide us with a right of first refusal in the event of a proposed sale of the land by the landlord. Rental payments are expensed as incurred and have, to the extent applicable, been straight-lined over the term of the lease.
Off-Balance Sheet Financing Arrangements
We do not have any off-balance sheet financing arrangements.
REIT Requirements
In order to maintain our qualification as a REIT for federal income tax purposes, among other requirements, we must distribute or pay tax on 100% of our capital gains and we must distribute at least 90% of our ordinary taxable income to stockholders. To avoid current entity level U.S. federal income taxes, we plan to distribute 100% of our capital gains and ordinary income to our stockholders annually. We may not have sufficient liquidity to meet these distribution requirements. We have no present intention to pay any dividends on our common stock in the future other than in order to maintain our REIT status. Our board of directors may decide to pay dividends in the form of cash, common stock or a combination of cash and common stock.
Recently Issued Accounting Pronouncements
None.
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

Critical Accounting Policies

Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgements. Our critical accounting policies are those applicable to the following:

Properties

Acquisition accounting was applied to real estate assets within the Rouse portfolio either when GGP emerged from bankruptcy in November 2010 or upon any subsequent acquisition. Estimated cash flows and other valuation techniques were used to allocate the purchase price of acquired property between land, buildings and improvements, equipment, debt, liabilities assumed and identifiable intangible assets and liabilities such as amounts related to in-place tenant leases, acquired above and below-market tenant and ground leases and tenant relationships. After acquisition accounting is applied, the real estate assets are carried at the cost basis less accumulated depreciation. Real estate taxes and interest costs (including amortization of market rate adjustments and deferred financing costs) incurred during development periods are capitalized. Capitalized interest costs are based on qualified expenditures and interest rates in place during the development period. Capitalized real estate taxes, interest and interest related costs are amortized over lives which are consistent with the developed assets.

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
Impairment

Operating properties and intangible assets

Accounting for the impairment or disposal of long-lived assets require that if impairment indicators exist and the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment provision should be recorded to write down the carrying amount of such asset to its fair value. We review all real estate assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment indicators are assessed separately for each property and include, but are not limited to, significant decreases in real estate property net operating income and occupancy percentages, high loan to value ratio, and carrying values in excess of the fair values. Impairment indicators for pre-development costs, which are typically costs incurred during the beginning stages of a potential development and developments in progress, are assessed by project and include, but are not limited to, significant changes to our plans with respect to the project, significant changes in projected completion dates, revenues or cash flows, development costs, market factors and sustainability of development projects.

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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the cost of new fixed-rate debt upon maturity of existing debt. As of December 31, 2013, we had consolidated debt of $1.5 billion, including $433.1 million of variable-rate debt. A 25 basis point movement in the interest rate on the variable-rate debt would result in a $1.1 million annualized increase or decrease in consolidated interest expense and operating cash flows.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal year ended December 31, 2013. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2013 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the year ended December 31, 2013. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the year ended December 31, 2013.

Management's Annual Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm obtained from Deloitte & Touche LLP relating to the effectiveness of our internal control over financial reporting are included elsewhere in this Annual Report.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2013. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Rouse Properties, Inc.
New York, New York
We have audited the internal control over financial reporting of Rouse Properties, Inc. and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated and combined financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated March 5, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
New York, NY
March 5, 2014

ITEM 9B.    OTHER INFORMATION
Not applicable

PART III
Except as provided below, the information required by this Part III (Items 10, 11, 12, 13 and 14) is included in our definitive proxy statement to be filed with the SEC within 120 days of December 31, 2013 in connection with our 2014 annual meeting of stockholders (the “2014 Proxy Statement”) and is incorporated herein by reference. Such required information can be found in the sections of the 2014 Proxy Statement referenced below.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See the information under the captions "Corporate Governance", "Proposal 1—Election of Directors" and "Executive Officers" contained in the 2014 Proxy Statement, which is incorporated herein by reference.

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

ITEM 11.    EXECUTIVE COMPENSATION
See the information under the captions "Corporate Governance," “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Director Compensation” contained in the 2014 Proxy Statement, which is incorporated herein by reference. However, the “Compensation Committee Report” shall not be deemed filed in this Annual Report.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See the information under the captions “Beneficial Ownership of Our Common Stock” and “Equity Compensation Plan Information” contained in the 2014 Proxy Statement, which is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS, AND DIRECTOR INDEPENDENCE
See the information under the captions “Corporate Governance” and “Related Person Transactions” contained in the 2014 Proxy Statement, which is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
See the information under the caption “Proposal 2—Ratification of Selection of Independent Registered Public Accounting Firm” contained in the 2014 Proxy Statement, which is incorporated herein by reference.

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

(2)	Exhibits.
See Exhibit Index on page 85

(3)	Separate Financial Statements.
Not applicable.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Index to Financial Statements and Schedules
Rouse Properties Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Rouse Properties, Inc.
New York, New York
We have audited the accompanying consolidated balance sheets of Rouse Properties, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated and combined statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of Rouse Properties, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
New York, NY
March 5, 2014

ROUSE PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
	(In thousands)
Assets:
Investment in real estate:
Land	$353,061	$339,988
Buildings and equipment	1,595,070	1,312,767
Less accumulated depreciation	(142,432)	(116,336)
Net investment in real estate	1,805,699	1,536,419
Cash and cash equivalents	14,224	8,092
Restricted cash	46,836	44,559
Demand deposit from affiliate	—	150,163
Accounts receivable, net	30,444	25,976
Deferred expenses, net	46,055	40,406
Prepaid expenses and other assets, net	76,252	99,458
Total assets	$2,019,510	$1,905,073

Liabilities:
Mortgages, notes and loans payable	$1,454,546	$1,283,491
Accounts payable and accrued expenses, net	109,683	88,686
Total liabilities	1,564,229	1,372,177

Commitments and contingencies	—	—

Equity:
Preferred stock: $0.01 par value; 50,000,000 shares authorized, 0 issued and outstanding at December 31, 2013 and 2012	—	—
Common stock: $0.01 par value; 500,000,000 shares authorized, 49,652,596 issued and 49,648,436 outstanding at December 31, 2013 and 49,246,087 issued and 49,235,528 outstanding at December 31, 2012	497	493
Class B common stock: $0.01 par value; 1,000,000 shares authorized, 0 and 359,056 issued and 0 and 359,056 outstanding at December 31, 2013 and 2012	—	4
Additional paid-in capital	565,798	588,668
Accumulated deficit	(111,125)	(56,380)
Total stockholders' equity	455,170	532,785
Non-controlling interest	111	111
Total equity	455,281	532,896
Total liabilities and equity	$2,019,510	$1,905,073

The accompanying notes are an integral part of these consolidated and combined financial statements.

ROUSE PROPERTIES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Revenues:
Minimum rents	$165,097	$148,695	$146,770
Tenant recoveries	66,061	64,638	65,375
Overage rents	5,943	5,912	5,242
Other	6,441	5,054	5,972
Total revenues	243,542	224,299	223,359
Expenses:
Property operating costs	60,288	57,482	54,014
Real estate taxes	22,089	22,827	22,851
Property maintenance costs	11,446	13,242	12,679
Marketing	3,734	3,602	3,902
Provision for doubtful accounts	887	1,855	583
General and administrative	21,971	20,652	11,302
Provision for impairment	15,159	—	—
Depreciation and amortization	66,497	67,709	73,571
Other	4,223	9,905	1,526
Total expenses	206,294	197,274	180,428
Operating income	37,248	27,025	42,931

Interest income	548	755	36
Interest expense	(82,534)	(90,103)	(64,483)
Loss before income taxes and discontinued operations	(44,738)	(62,323)	(21,516)
Provision for income taxes	(844)	(445)	(533)
Loss from continuing operations	(45,582)	(62,768)	(22,049)
Discontinued operations:
Loss from discontinued operations	(23,158)	(5,891)	(4,927)
Gain on extinguishment of debt	13,995	—	—
Discontinued operations, net	(9,163)	(5,891)	(4,927)
Net loss	$(54,745)	$(68,659)	$(26,976)

Loss from continuing operations per share - Basic and Diluted	$(0.92)	$(1.36)	$(0.61)

Net loss per share - Basic and Diluted	$(1.11)	$(1.49)	$(0.75)

Dividends declared per share	$0.52	$0.21	$—

The accompanying notes are an integral part of these consolidated and combined financial statements.

ROUSE PROPERTIES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

	Common Stock (shares)	Class B Common Stock (shares)	Common Stock	Class B Common Stock	Additional Paid-In Capital	GGP Equity	Accumulated Deficit	Non-controlling Interest	Total Equity
	(In thousands, except share amounts)
Balance at January 1, 2011	—	—	$—	$—	$—	$329,862	$—	$—	$329,862
Net loss	—	—	—	—	—	(26,976)	—	—	(26,976)
Contributions from GGP, net	—	—	—	—	—	123,442	—	—	123,442
Balance at December 31, 2011	—	—	$—	$—	$—	$426,328	$—	$—	$426,328

Balance at December 31, 2011	—	—	$—	$—	$—	$426,328	$—	$—	$426,328
Net loss	—	—	—	—	—	(12,279)	(56,380)	—	(68,659)
Comprehensive loss	—	—	—	—	—	—	—	—	—
Distributions to GGP prior to spin-off	—	—	—	—	—	(8,394)	—	—	(8,394)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	111	111
Issuance of 35,547,049 shares of common stock and 359,056 shares of Class B common stock related to the spin-off and transfer of GGP equity on the spin-off date	35,547,049	359,056	356	4	405,295	(405,655)	—	—	—
Issuance of 13,333,333 shares of common stock related to the rights offering	13,333,333	—	133	—	199,867	—	—	—	200,000
Offering costs	—	—	—	—	(8,392)	—	—	—	(8,392)
Dividends to common shareholders ($0.21 per share)	—	—	—	—	(10,422)	—	—	—	(10,422)
Treasury Stock	(10,559)	—	—	—	(170)	—	—	—	(170)
Issuance and amortization of stock compensation	365,705	—	4	—	2,490	—	—	—	2,494
Balance at December 31, 2012	49,235,528	359,056	$493	$4	$588,668	$—	$(56,380)	$111	$532,896

Balance at December 31, 2012	49,235,528	359,056	$493	$4	$588,668	$—	$(56,380)	$111	$532,896
Net loss	—	—	—	—	—	—	(54,745)	—	(54,745)
Conversion of Class B share to common shares	359,056	(359,056)	4	(4)	—	—	—	—	—
Offering costs	—	—	—	—	(417)	—	—	—	(417)
Dividends to common shareholders ($0.52 per share)	—	—	—	—	(25,820)	—	—	—	(25,820)
Issuance and amortization of stock compensation	36,573	—	—	—	3,019	—	—	—	3,019
Exercise of options	10,880	—	—	—	161	—	—	—	161
Forfeited restricted shares	(4,160)	—	—	—	—	—	—	—	—
Sale of treasury stock	10,559	—	—	—	187	—	—	—	187
Balance at December 31, 2013	49,648,436	—	$497	$—	$565,798	$—	$(111,125)	$111	$455,281
The accompanying notes are an integral part of these consolidated and combined financial statements.

ROUSE PROPERTIES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2013	2012	2011
	(In thousands)
Cash Flows from Operating Activities:
Net loss	$(54,745)	$(68,659)	$(26,976)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	888	1,919	601
Depreciation	60,557	64,550	71,592
Amortization	6,702	6,540	6,624
Amortization/write-off of deferred finance costs	12,519	9,926	—
Amortization/write-off of debt market rate adjustments	8,278	19,346	11,309
Amortization of above/below market leases and tenant inducements	16,973	24,153	25,194
Straight-line rent amortization	(3,517)	(3,608)	(6,031)
Provision for impairment	36,821	—	—
Gain on extinguishment of debt	(14,324)	—	—
Stock based compensation	3,019	1,801	—
Net changes:
Accounts receivable	(2,563)	(6,889)	(3,742)
Prepaid expenses and other assets	1,220	1,195	(2,371)
Deferred expenses	(12,017)	(7,140)	(5,793)
Restricted cash	39	(8,977)	10,536
Accounts payable and accrued expenses	2,752	4,120	(220)
Net cash provided by operating activities	62,602	38,277	80,723

Cash Flows from Investing Activities:
Acquisitions of investment properties	(81,203)	(33,331)	—
Development, building and tenant improvements	(63,032)	(31,012)	(25,167)
Demand deposit from affiliate	150,000	(150,000)	—
Purchase of short term investment	—	(29,989)	—
Sale of short term investment	—	29,989	—
Restricted cash	(6,229)	(22,259)	(203)
Net cash used in investing activities	(464)	(236,602)	(25,370)

Cash Flows from Financing Activities:
Proceeds received from rights offering	—	200,000	—
Proceeds received from stock option exercise	161	—	—
Payments for offering costs	(417)	(8,392)	—
Sale of treasury stock	187	(170)	—
Contributions from noncontrolling interests	—	111	—
Change in GGP investment, net	—	(8,394)	111,494
Proceeds from refinance/issuance of mortgages, notes and loans payable	523,500	616,360	—
Borrowing under revolving line of credit	55,000	10,000	—
Principal payments on mortgages, notes and loans payable	(594,389)	(558,262)	(168,459)
Repayment under revolving credit line	(7,000)	(10,000)	—
Dividends paid	(22,839)	(6,943)	—
Deferred financing costs	(10,209)	(28,097)	—
Net cash provided by (used in) financing activities	(56,006)	206,213	(56,965)

Net change in cash and cash equivalents	6,132	7,888	(1,612)
Cash and cash equivalents at beginning of period	8,092	204	1,816
Cash and cash equivalents at end of period	$14,224	$8,092	$204

ROUSE PROPERTIES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2013	2012	2011
	(In thousands)
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest	$61,564	$67,822	$59,943
Capitalized interest	(998)	—	—

Non-Cash Transactions:
Change in accrued capital expenditures included in accounts payable and accrued expenses	$12,237	$4,281	$50
Dividends declared, not yet paid	6,454	3,479	—
Other non-cash GGP investment, net	—	—	11,948

Supplemental cash flow information related to acquisition accounting:
Non-cash changes related to acquisition accounting:
Land	$51,055	$33,674	$—
Buildings and equipment, net	217,011	109,601	—
Deferred expenses, net	4,583	1,276	—
Prepaid and other assets	9,983	6,682	—
Mortgages, notes and loans payable	(266,641)	(146,363)	—
Accounts payable and accrued expenses	(15,991)	(4,870)	—

Supplemental non-cash information related to disposition:
Land	(26,108)	—	—
Buildings and equipment, net	(33,015)	—	—
Deferred expenses, net	(1,676)	—	—
Prepaid and other assets	(4,281)	—	—
Mortgages, notes and loans payable	81,028	—	—
Accounts payable and accrued expenses	3,494	—	—
The accompanying notes are an integral part of these consolidated and combined financial statements.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1                            ORGANIZATION

General

Rouse Properties, Inc. is a Delaware corporation that was created to hold certain assets and liabilities of General Growth Properties, Inc ("GGP"). Prior to January 12, 2012, Rouse Properties, Inc. and its subsidiaries ("Rouse" or the "Company") were a wholly-owned subsidiary of GGP Limited Partnership (“GGP LP”). GGP distributed the assets and liabilities of 30 of its wholly-owned properties (“RPI Businesses”) to Rouse on January 12, 2012 (the “Spin-Off Date”). Before the spin-off, the Company had not conducted any business as a separate company and had no material assets or liabilities. The operations, assets and liabilities of the business were transferred to us by GGP on the Spin-Off Date and are presented as if the transferred business was our business for all historical periods described. As such, the Company's assets and liabilities on the Spin-Off Date are reflective of GGP's respective carrying values. Unless the context otherwise requires, references to “we”, “us” and “our” refer to Rouse from January 12, 2012 through December 31, 2013 and to RPI Businesses before the Spin-Off Date. Before the Spin-Off Date, RPI Businesses were operated as subsidiaries of GGP, which operates as a real estate investment trust (“REIT”). After the Spin-Off Date, the Company elected to continue to operate as a REIT.

Principles of Combination and Consolidation and Basis of Presentation

The accompanying consolidated and combined financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The consolidated balance sheets as of December 31, 2013 and 2012 include the accounts of Rouse, as well as all subsidiaries of Rouse.  The accompanying consolidated and combined statements of operations for the year ended December 31, 2013 include the consolidated accounts of Rouse and for the year ended December 31, 2012 include the consolidated accounts of Rouse and the combined accounts of RPI Businesses. The accompanying financial statements for the periods prior to the Spin-Off Date are prepared on a carve out basis from the consolidated financial statements of GGP using the historical results of operations and bases of the assets and liabilities of the transferred businesses and including allocations from GGP. Accordingly, the results presented for the year ended December 31, 2012 reflect the aggregate operations and changes in cash flows and equity on a carved-out basis for the period from January 1, 2012 through January 12, 2012 and on a consolidated basis from January 13, 2012 through December 31, 2012.  All intercompany transactions have been eliminated in consolidation and combination as of and for the years ended December 31, 2013, 2012 and 2011 except end-of-period intercompany balances on the Spin-Off Date between GGP and RPI Businesses which have been considered elements of RPI Businesses' equity.

The Company's historical financial results reflect allocations for certain corporate costs and we believe such allocations are reasonable; however, such results do not reflect what our expenses would have been had the Company been operating as a separate stand-alone public company. The corporate allocations for the year ended December 31, 2012 include allocations for the period from January 1, 2012 through January 12, 2012 which aggregated $0.4 million.  The allocations for the year ended December 31, 2011 totaled $10.7 million. These allocations have been included in general and administrative expenses on the consolidated and combined statements of operations. Costs of the services that were allocated or charged to us were based on either actual costs incurred or a proportion of costs estimated to be applicable to us based on a number of factors, most significantly our percentages of GGP’s adjusted revenue and gross leaseable area of assets and also the number of properties.

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

Impairment

Operating properties and intangible assets

Accounting for the impairment or disposal of long-lived assets require that if impairment indicators exist and the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment provision should be recorded to write down the carrying amount of such asset to its fair value. The Company reviews all real estate assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment indicators are assessed separately for each property and include, but are not limited to, significant decreases in real estate property net operating income and occupancy percentages, high loan to value ratios, and carrying values in excess of the fair values. Impairment indicators for pre-development costs, which are typically costs incurred during the beginning stages of a potential development and developments in progress, are assessed by project and include, but are not limited to, significant changes to the Company’s plans with respect to the project, significant changes in projected completion dates, revenues or cash flows, development costs, market factors and sustainability of development projects.

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

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

carrying amount of the asset group. The adjusted carrying amount, which represents the new cost basis of the asset, is depreciated over the remaining useful life of the asset.

During the year ended December 31, 2013, the Company determined there were events and circumstances which changed management's estimated holding period for The Boulevard Mall and The Steeplegate Mall.

During 2013, the servicer of the loan for The Boulevard Mall placed the loan into special servicing status and communicated to the Company that they would be unwilling to extend the term and discount the loan. As a result of this and the continued decline in operating results of the property, management concluded that it was in the best interest of the Company to convey the property to the lender. As the Company intended on conveying the property to the lender during 2013, the Company revised its intended hold period of this property to less than one year. The change in the hold period adjusted the undiscounted cash flows utilized in the impairment analysis and the Company concluded that the property was not recoverable. The Company recorded an impairment charge on the property of $21.7 million during the first quarter of 2013, as the aggregate carrying value was higher than the fair value of the property. This impairment charge is included in Loss from discontinued operations on the Company's consolidated and combined statements of operations.

In June 2013, the Company conveyed its interest in The Boulevard Mall to the lender, which resulted in a gain on extinguishment of debt of $14.0 million, which is recorded in Discontinued operations, net, on the Company's consolidated and combined statements of operations (see Note 7).

During the year ended December 31, 2013, the Company was unable to advance prospective leases at The Steeplegate Mall, which changed management's intended holding period of this asset. Furthermore, the mortgage debt on this asset is due in August 2014 and without having advanced the prospective leasing, the Company does not anticipate funding additional capital for this asset. Without funding additional capital to reduce the mortgage debt to a lower loan to value ratio the Company may not be able to refinance the loan. Management determined that the carrying value of the property was not recoverable and therefore required an impairment charge. This impairment charge is included in the Provision for impairment on the Company's consolidated and combined statements of operations. For the year ended December 31, 2013, the Company recorded an impairment charge of $15.2 million as the aggregate carrying value was higher than the fair value of the property.

No impairment charges were recorded for the years ended December 31, 2012 and 2011.

Acquisitions of Operating Properties

Acquisitions of properties are accounted for utilizing the acquisition method of accounting. Estimates of future cash flows and other valuation techniques were used to allocate the purchase price between land, buildings and improvements, equipment, debt, liabilities assumed and identifiable intangible assets and liabilities such as amounts related to in-place tenant leases, acquired above and below-market tenant and ground leases and tenant relationships. No significant value had been ascribed to tenant relationships of the acquired properties in 2013 (see Note 3).

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Intangible Assets and Liabilities

The following table summarizes our intangible assets and liabilities as a result of the application of acquisition accounting:

	Gross Asset (Liability)	Accumulated (Amortization)/ Accretion	Net Carrying Amount
	(In thousands)
December 31, 2013
Tenant leases:
In-place value	$100,125	$(37,888)	$62,237
Above-market	132,986	(64,303)	68,683
Below-market	(59,641)	19,394	(40,247)
Ground leases:
Below-market	2,173	(392)	1,781

December 31, 2012
Tenant leases:
In-place value	$97,887	$(39,681)	$58,206
Above-market	151,936	(62,529)	89,407
Below-market	(53,558)	18,490	(35,068)
Ground leases:
Below-market	2,173	(267)	1,906

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

Amortization of in-place intangible assets and liabilities decreased the Company's net income by $17.2 million, $22.4 million and $32.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. Amortization of in place intangibles are included in depreciation and amortization on the Company's consolidated and combined statements of operations.

Amortization of above-market and below-market lease intangibles decreased the Company's revenue by $15.7 million, $21.7 million and $22.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. Amortization of above-market and below-market leasing intangibles are included in minimum rents on the Company's consolidated and combined statements of operations.

Future amortization/accretion of these intangibles is estimated to decrease the Company's net income as follows:

Year	In-place lease intangibles	Above/(below) market leases, net
	(In thousands)
2014	$17,477	$12,071
2015	$12,181	$9,305
2016	$8,758	$6,609
2017	$5,884	$4,275
2018	$4,094	$1,169

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

Revenue Recognition and Related Matters

Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. Minimum rent revenues also include amounts collected from tenants to allow the termination of their leases prior to their scheduled termination dates as well as the amortization related to above and below-market tenant leases on acquired properties and tenant inducements. Minimum rent revenues also includes percentage rents in lieu of minimum rent from those leases where we receive a percentage of tenant revenues. The following is a summary of amortization of straight-line rent, lease termination income, net amortization related to above and below-market tenant leases, amortization of tenant inducements, and percentage rent in lieu of minimum rent for the years ended December 31, 2013, 2012 and 2011:

	Years ended December 31,
	2013	2012	2011
	(In thousands)
Straight-line rent amortization	$3,488	$3,440	$5,676
Lease termination income	413	433	1,389
Net amortization of above and below-market tenant leases	(15,672)	(21,700)	(22,623)
Amortization of tenant inducement	(1,000)	—	—
Percentage rents in lieu of minimum rent	7,071	8,631	9,232

Straight-line rent receivables represent the current net cumulative rents recognized prior to when billed and collectible, as provided by the terms of the leases. The following is a summary of straight-line rent receivables, which are included in accounts receivable, net, in our Consolidated Balance Sheets and are reduced for allowances for doubtful accounts:

	December 31, 2013	December 31, 2012
	(In thousands)
Straight-line rent receivables, net	$12,645	$9,694

The Company provides an allowance for doubtful accounts against the portion of accounts receivable, including straight-line rents, which is estimated to be uncollectible. Such allowances are reviewed periodically based upon our recovery experience. The Company also evaluates the probability of collecting future rent which is recognized currently under a straight-line methodology. This analysis considers the long term nature of our leases, as a certain portion of the straight-line rent currently recognizable will not be billed to the tenant until future periods. Our experience relative to unbilled straight-line rent receivable is that a certain portion of the amounts recorded as straight-line rental revenue are never collected from (or billed to) tenants due to early lease terminations. For that portion of the recognized deferred rent that is not deemed to be probable of collection, an allowance for doubtful accounts has been provided. Accounts receivable are shown net of an allowance for doubtful accounts of $2.8 million and $2.5 million as of December 31, 2013 and 2012, respectively. The following table summarizes the changes in allowance for doubtful accounts for all receivables:

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	2013	2012	2011
	(In thousands)
Balance at beginning of period	$2,545	$2,943	$4,070
Provision for doubtful accounts	887	1,919	601
Write-offs	(634)	(2,317)	(1,728)
Balance at end of period	$2,798	$2,545	$2,943

Tenant recoveries are recoveries from tenants that are established in the leases or computed based upon a formula related to real estate taxes, insurance and other property operating expenses and are generally recognized as revenues in the period the related costs are incurred. The Company makes certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. The Company does not expect the actual results to materially differ from the estimated reimbursement.

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

Loss Per Share

Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per share is calculated similarily, however it reflects potential dilution of securities by adding other potential shares of common stock, including stock options and nonvested restricted stock, to the weighted-average number of shares of common stock outstanding for the period. For the years ended December 31, 2013 and 2012, there were 2,579,171 and 1,945,643 stock options outstanding, respectively, that potentially could be converted into shares of common stock and 278,617 and 263,669 shares of nonvested restricted stock outstanding, respectively. These stock options and shares of restricted stock have been excluded from this computation, as their effect is anti-dilutive.

In connection with the spin-off, on January 12, 2012, GGP distributed to its stockholders 35,547,049 shares of our common stock and retained 359,056 shares of our Class B common stock. This share amount is being utilized for the calculation of basic and diluted earnings per share ("EPS") for all periods presented prior to the spin-off as our common stock was not traded prior to January 12, 2012 and there were no dilutive securities in the prior periods. On February 6, 2013, the 359,056 shares of our Class B common stock were converted into 359,056 shares of our common stock, at the request of the holders of the Company's Class B common stock.

The Company had the following weighted-average shares outstanding:

	Years ended December 31,
	2013	2012	2011
Weighted average shares - basic and diluted	49,344,927	46,149,893	35,906,105

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

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

The following table summarizes the assets that are measured at fair value on a non-recurring basis as a result of the impairment charges recorded as of December 31, 2013:

	Total Fair Value Measurement	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Year ended December 31, 2013
Investment in Real Estate (1)	$33,475	$—	$—	$33,475
Explanatory Note:
(1) Refer to "Impairment" above for additional information regarding impairment.

The following is a reconciliation of the carrying value of properties that were impaired during the year ended December 31, 2013:

	Boulevard Mall (1)	Steeplegate Mall (1)
Beginning carrying value, January 1, 2013	84,175	51,687
Capital expenditures	—	885
Depreciation and amortization expense	(928)	(2,624)
Loss on impairment of real estate	(21,661)	(15,159)
Disposition of real estate asset	(61,586)	—
Ending carrying value, December 31, 2013	—	34,789
Explanatory Note:
(1) The carrying value includes each mall's respective land, building, in-place lease value, and above and below market lease values.

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

The following table sets forth quantitative information about the unobservable inputs of the Company's Level 3 real estate, which are recorded at fair values as of December 31, 2013:

Unobservable Quantitative Inputs
Discount Rate	10%
Terminal Capitalization Rate	9%

The Company's financial instruments are short term in nature and as such their fair values approximate their carrying amount in our consolidated and combined financial statements except for debt. As of December 31, 2013 and 2012, management’s estimates of fair value are presented below. The Company estimated the fair value of the debt using a future discounted cash flow analysis

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

based on the use and weighting of multiple market inputs. Based on the frequency and availability of market data, the inputs used to measure the estimated fair value of debt are Level 3 inputs. The primary sensitivity in these calculations is based on the selection of appropriate discount rates.

	December 31, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Fixed-rate debt	$1,021,432	$1,013,726	$995,545	$1,040,964
Variable-rate debt	433,114	434,508	287,946	287,946
Total mortgages, notes and loans payable	$1,454,546	$1,448,234	$1,283,491	$1,328,910

Offering Costs

Costs associated with the issuance of common stock and rights offering to the Company's stockholders were deferred and charged against the gross proceeds of the offering upon the sale of shares during the years ended December 31, 2013 and 2012 (see Note 9).

Leases

Leases which transfer substantially all the risks and benefits of ownership to tenants are considered finance leases and the present values of the minimum lease payments and the estimated residual values of the leased properties, if any, are accounted for as receivables. Leases which transfer substantially all the risks and benefits of ownership to the Company are considered capital leases and the present values of the minimum lease payments are accounted for as assets and liabilities. All other leases are treated as operating leases. As of December 31, 2013 and 2012, all of the Company's leases are treated as operating leases.

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

	Gross Asset	Accumulated Amortization	Net Carrying Amount
	(In thousands)
December 31, 2013
Deferred lease costs	$43,570	$(12,039)	$31,531
Deferred financing costs	18,979	(4,455)	14,524
Total	$62,549	$(16,494)	$46,055

December 31, 2012
Deferred lease costs	$31,397	$(9,162)	$22,235
Deferred financing costs	25,068	(6,897)	18,171
Total	$56,465	$(16,059)	$40,406

Stock-Based Compensation

The Company recognizes all stock-based compensation to employees, including grants of employee stock options and restricted stock awards, in the financial statements as compensation cost. The compensation cost is amortized over the respective vesting period based on their fair value on the date of grant.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Asset Retirement Obligations
The Company evaluates any potential asset retirement obligations, including those related to disposal of asbestos containing materials and environmental remediation liabilities. The Company recognizes the fair value of such obligations in the period incurred if a reasonable estimate of fair value can be determined. As of December 31, 2013 and 2012, a preliminary estimate of the cost of the environmental remediation liability is approximately $4.7 million and $4.5 million, respectively, which is included in accounts payable and accrued expenses on the accompanying Consolidated Balance Sheets. The ultimate cost of remediation to be incurred by the Company in the future may differ from the estimates as of December 31, 2013.

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

Reclassification

As a result of the disposition of The Boulevard Mall, certain prior period amounts included on the Company's consolidated and combined statements of operations and related notes have been reclassified to discontinued operations for all periods presented (see Note 7).

NOTE 3                                                    ACQUISITIONS

The Company includes the results of operations of real estate assets acquired in the consolidated and combined statements of operations from the date of the related transaction.

	Date Acquired	Property Name	Location	Square Footage Acquired	Purchase Price
2013 Acquisitions					(In thousands)
	07/24/2013	Greenville Mall (1) (2)	Greenville, NC	413,759	$48,900
	12/11/2013	Chesterfield Towne Center (1) (3)	Richmond, VA	1,016,258	165,500
	12/11/2013	The Centre at Salisbury (1) (4)	Salisbury, MD	721,396	127,000
			Total	2,151,413	$341,400
2012 Acquisitions
	2/21/2012	Grand Traverse Mall (1)(5)	Grand Traverse, MI	306,241	$62,000
	12/28/2012	The Mall at Turtle Creek (1)(6)	Jonesboro, AR	367,919	96,300
			Total	674,160	$158,300
Explanatory Notes:

(1) Rouse acquired a 100% interest in the mall.
(2) The Company assumed an existing $41.7 million non-recourse mortgage loan with the acquisition. The loan bears interest at a fixed rate of 5.29%, matures in December 2015, and amortizes over 30 years. A fair value adjustment of $0.2 million was recorded as a result of the mortgage assumption.
(3) The Company assumed an existing $109.7 million non-recourse mortgage loan with the acquisition. The loan bears interest at a fixed rate of 4.75%, matures in October 2022, and amortizes over 30 years. A fair value adjustment of $1.3 million was recorded as a result of the mortgage assumption.
(4) The Company assumed an existing $115.0 million partial recourse mortgage loan with the acquisition. The loan bears interest at a fixed rate of 5.79%, matures in May 2016, and is interest only. A fair value adjustment of $1.2 million was recorded as a result of the mortgage assumption.
(5) The Company assumed a restructured and discounted $62.0 million, non-recourse mortgage loan with the acquisition. The loan bears interest at a fixed rate of 5.02%, matures in February 2017 and amortizes over 30 years. No fair value adjustment was recorded as a result of this mortgage assumption.
(6) The Company assumed a $79.5 million, non-recourse mortgage loan with the acquisition. The loan bears interest at a fixed rate of 6.54%, matures in June 2016 and amortizes over 30 years. A fair value adjustment of $4.8 million was recorded as a result of this mortgage assumption.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table presents certain additional information regarding the Company's acquisitions during 2013 and 2012:

	Property Name	Land	Building and Improvements	Acquired Lease Intangibles	Acquired Above Market Lease Intangibles	Acquired Below Market Lease Intangibles	Other
2013 Acquisitions		(In thousands)
	Greenville Mall (1)	$9,088	$36,961	$5,076	$1,098	$(4,521)	$1,430
	Chesterfield Towne Center (2)	19,387	135,825	8,755	4,843	(6,741)	2,181
	The Centre at Salisbury (3)	22,580	96,050	9,326	4,043	(4,729)	972
	Total	$51,055	$268,836	$23,157	$9,984	$(15,991)	$4,583
2012 Acquisitions
	Grand Traverse Mall	$11,420	$40,046	$6,363	$4,210	$(430)	$—
	The Mall at Turtle Creek (4)	22,254	72,145	7,434	2,472	(4,440)	1,276
	Total	$33,674	$112,191	$13,797	$6,682	$(4,870)	$1,276
Explanatory Notes:
(1) Excludes fair value adjustment on mortgage assumption of $0.2 million.
(2) Excludes fair value adjustment on mortgage assumption of $1.3 million.
(3) Excludes fair value adjustment on mortgage assumption of $1.2 million.
(4) Excludes fair value adjustment on mortgage assumption of $4.8 million.

The Company incurred acquisition and transaction related costs of $2.1 million and $1.0 million for the years ended December 31, 2013 and 2012, respectively. No costs were incurred for the year ended December 31, 2011. Acquisition and transaction related costs consist of due diligence costs such as legal fees, environmental studies, and closing costs. These costs were recorded in other expense on our consolidated and combined statements of operations.

During the year ended December 31, 2013, the Company recorded approximately $4.8 million in revenues and $1.1 million in net loss related to the acquisitions of Greenville Mall, Chesterfield Towne Center and the The Centre at Salisbury. During the year ended December 31, 2012, the Company recorded approximately $7.4 million in revenues and $2.8 million in net loss related to the acquisitions of Grand Traverse and The Mall at Turtle Creek.

The following condensed pro forma financial information for the year ended December 31, 2013 includes pro forma adjustments related to the 2013 acquisitions of Greenville Mall, Chesterfield Towne Center and The Centre at Salisbury, which are presented assuming the acquisitions had been consummated as of January 1, 2013. The following condensed pro forma financial information for the year ended December 31, 2012 includes pro forma adjustments related to the 2013 acquisitions of Greenville Mall, Chesterfield Towne Center and The Centre at Salisbury, as well as the 2012 acquisitions of Grand Traverse Mall and The Mall at Turtle Creek, which are presented assuming the acquisitions had been consummated as of January 1, 2012.

The following condensed pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming the acquisitions had been consummated as of January 1, 2013 and 2012, nor does it purport to represent the results of operations for future periods. Pro forma adjustments include above and below-market amortization, straight-line rent, interest expense, and depreciation and amortization.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

For the year ended December 31, 2013
As Adjusted (Unaudited)
(In thousands, except per share amounts)
Total revenues	$279,264
Net loss	(56,570)
Net loss per share - basic and diluted	$(1.15)
Weighted average shares - basic and dilutive	49,344,927

For the year ended December 31, 2012
As Adjusted (Unaudited)
(In thousands, except per share amounts)
Total revenues	$273,306
Net loss	(72,965)
Net loss per share - basic and diluted	$(1.58)
Weighted average shares - basic and dilutive	46,149,893

NOTE 4                                                    PREPAID EXPENSES AND OTHER ASSETS, NET

The following table summarizes the significant components of prepaid expenses and other assets, net:

	December 31, 2013	December 31, 2012
	(In thousands)
Above-market tenant leases, net (Note 2)	$68,683	$89,407
Prepaid expenses	4,776	3,563
Below-market ground leases, net (Note 2)	1,781	1,906
Deposits	682	796
Other	330	3,786
Total prepaid expenses and other assets, net	$76,252	$99,458

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 5                                                    MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable are summarized as follows:

	December 31, 2013	December 31, 2012	Interest Rate at December 31, 2013	Schedule Maturity Date
Fixed-rate debt:	(In thousands)
West Valley Mall (1)	$—	$48,509	3.43%	—
Southland Mall (CA) (1)	—	73,534	3.62	—
Newpark Mall (1)	—	63,552	7.45	—
The Boulevard Mall	—	97,972	4.27	—
Steeplegate	47,970	49,777	4.94	August 2014
Greenville Mall (1)	41,375	—	5.29	December 2015
Vista Ridge Mall	71,270	73,821	6.87	April 2016
Washington Park Mall	10,872	11,219	5.35	April 2016
The Centre at Salisbury (1)	115,000	—	5.79	May 2016
The Mall at Turtle Creek	78,615	79,521	6.54	June 2016
Collin Creek	60,206	62,147	6.78	July 2016
Bayshore Mall	27,720	28,651	7.13	August 2016
Grand Traverse	60,429	61,333	5.02	February 2017
Sikes Senter	55,494	57,171	5.20	June 2017
Knollwood Mall	36,281	37,331	5.35	October 2017
Pierre Bossier (1)	47,400	48,055	4.94	May 2022
Pierre Bossier Anchor	3,718	3,791	4.85	May 2022
Southland Center (MI) (1)	77,205	78,314	5.09	July 2022
Chesterfield Towne Center (1)	109,737	—	4.75	October 2022
Animas Valley (1)	50,911	51,731	4.41	November 2022
Lakeland Mall (1)	69,241	50,630	4.17	March 2023
Valley Hills Mall (1)	67,572	52,280	4.47	July 2023
Total Fixed-rate debt	$1,031,016	$1,029,339
Less: Market rate adjustments	(9,583)	(33,794)
	$1,021,433	$995,545
Variable- rate debt:
NewPark Mall (1)(2)	$66,113	$—	4.22%	May 2017
West Valley Mall (1)(3)	59,000	—	1.92	September 2018
2013 Term Loan (4)	260,000	—	2.52	November 2018
2012 Term Loan (5)	—	287,946	4.71	January 2015
2013 Revolver (4)	48,000	—	2.51	November 2017
Total Variable-rate debt:	$433,113	$287,946

Total mortgages, notes and loan payable	$1,454,546	$1,283,491

Explanatory Notes:

(1) See the significant property loan refinancings and acquisitions table below under "—Property-Level Debt" in this Note 5 for additional information regarding the debt related to each property.
(2) LIBOR (30 day) plus 405 basis points.
(3) LIBOR (30 day) plus 175 basis points.
(4) LIBOR (30 day) plus 235 basis points.
(5) LIBOR (30 day) plus 450 basis points.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Property-Level Debt

The Company had individual property-level debt (the “Property-Level Debt”) on 19 of its 34 assets, representing $1.2 billion (excluding $9.6 million of market rate adjustments) as of December 31, 2013. The Property-Level Debt has a weighted average interest rate of 5.2% and an average remaining term of 5.0 years. The Property-Level Debt is stand-alone (not cross-collateralized) first mortgage debt and is generally non-recourse to the Company with the exception of customary contingent guarantees/indemnities.

The following is a summary of significant property loan refinancings and acquisitions that occurred during the years ended December 31, 2013 and 2012 ($ in thousands):

Property	Date	Balance at Date of Refinancing	Interest Rate	Balance of New Loan	New Interest Rate	Net Proceeds (1)	Maturity
2013
Lakeland Mall (2)	March 2013	$50,300	5.12%	$70,000	4.17%	$13,400	March 2023
NewPark Mall (3)	May 2013	62,900	7.45%	66,500	LIBOR + 4.05%	1,100	May 2017
Valley Hills Mall	June 2013	51,400	4.73%	68,000	4.47%	15,000	July 2023
Greenville Mall	July 2013	—	—	41,700	5.29%	—	December 2015
West Valley Mall (4)	September 2013	47,100	3.43%	59,000	LIBOR + 1.75%	4,400	September 2018
Chesterfield Towne Center	December 2013	—	—	109,737	4.75%	—	October 2022
The Centre at Salisbury (5)	December 2013	—	—	115,000	5.79%	—	May 2016

2012
Grand Traverse Mall	February 2012	$—	—	$62,000	5.02%	$—	February 2017
Pierre Bossier Mall	May 2012	38,200	LIBOR + 5.00%	48,500	4.94%	10,300	May 2022
Southland Center Mall	June 2012	70,200	LIBOR + 5.00%	78,800	5.09%	8,200	July 2022
Animas Valley Mall	October 2012	37,100	LIBOR + 4.50%	51,800	4.41%	14,300	November 2022
The Mall at Turtle Creek	December 2012	—	—	79,500	6.54%	—	June 2016
Explanatory Notes:
(1) Net proceeds is net of closing costs.
(2) On March 6, 2013, the loan associated with the Lakeland Mall was refinanced for $65.0 million. Subsequently, on March 21, 2013, the loan was increased by $5.0 million to $70.0 million in order to partially fund the acquisition of an anchor building previously owned by a third party.
(3) The loan provides for an additional subsequent funding of $5.0 million upon achieving certain conditions for a total funding of $71.5 million.
(4) The loan is interest-only for the first three years and amortizes on a 30 year schedule thereafter. The loan has a five year extension option subject to the fulfillment of certain conditions.
(5) The loan is interest-only.

Corporate Facilities

2013 Senior Facility

On November 22, 2013, the Company entered into a $510.0 million secured credit facility that provides borrowings on a revolving basis of up to $250.0 million (the "2013 Revolver") and a $260.0 million senior secured term loan (the "2013 Term Loan" and together with the 2013 Revolver, the "2013 Senior Facility"). The Company has the option, subject to the satisfaction of certain conditions precedent, to exercise an "accordion" provision to increase the commitments under the 2013 Revolver and/or incur additional term loans in the aggregate amount of $250.0 million such that the aggregate amount of the commitments and outstanding loans under the 2013 Secured Facility does not exceed $760.0 million. Borrowings on the 2013 Senior Facility bear interest at LIBOR + 185 to 300 basis points based on the Company's corporate leverage. Proceeds from the 2013 Senior Facility were used to retire the Company's 2012 Senior Facility, including the 2012 Revolver and the 2012 Term Loan, and the $70.9 million non recourse mortgage loan on The Southland Mall in California prior to its maturity date in January 2014.

The 2013 Revolver has an initial term of four years with a one year extension option and the 2013 Term Loan has a term of five years. As of December 31, 2013, the Company has drawn $48.0 million on the 2013 Revolver and the outstanding balance on the 2013 Term Loan was $260.0 million.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The Company is required to pay an unused fee related to the 2013 Revolver equal to 0.20% per year if the aggregate unused amount is greater than or equal to 50% of the Revolver or 0.30% per year if the aggregate unused amount is less than 50% of the Revolver.  The default interest rate following a payment event of default under the 2013 Senior Facility is 3.00% more than the then-applicable interest rate. During the year ended December 31, 2013, the Company incurred $0.1 million of unused fees related to the 2013 Revolver.

The 2013 Senior Facility contains representations and warranties, affirmative and negative covenants and defaults that are customary for such a real estate loan. In addition, the 2013 Senior Facility requires compliance with certain financial covenants, including borrowing base loan to value and debt yield, corporate maximum leverage ratio, minimum ratio of adjusted consolidated earnings before interest, tax, depreciation and amortization to fixed charges, minimum tangible net worth, minimum mortgaged property requirement, maximum unhedged variable rate debt and maximum recourse indebtedness. Failure to comply with the covenants in the 2013 Senior Facility would result in a default thereunder and, absent a waiver or an amendment from our lenders, permit the acceleration of all outstanding borrowings under the 2013 Senior Facility. No assurance can be given that we would be successful in obtaining such waiver or amendment in this current financial climate, or that any accommodations that we were able to negotiate would be on terms as favorable as those in the 2013 Senior Facility. In addition, any such default may result in the cross-default of our other indebtedness. As of December 31, 2013, the Company was in compliance with all of the debt covenants related to the 2013 Senior Facility.

2012 Senior Facility

On the Spin-Off Date, the Company entered into a senior secured credit facility that provided borrowings on a revolving basis of up to $50.0 million (the “2012 Revolver”) and a senior secured term loan (the “2012 Term Loan” and, together with the Revolver, the “2012 Senior Facility”), which provided an advance of approximately $433.5 million and was a direct obligation of the Company. The 2012 Senior Facility closed concurrently with the consummation of the spin-off and had a term of three years. During 2012, the outstanding balance on the 2012 Term Loan decreased from $433.5 million to $287.9 million due to the repayments on the 2012 Term Loan concurrent with the refinancing of the Pierre Bossier, Southland Center, and Animas Valley Malls. In addition, during 2012, the interest rate was renegotiated from LIBOR plus 5.0% (with a LIBOR floor of 1.0%) to LIBOR plus 4.5% (with no LIBOR floor). In January 2013, in order to maintain the same level of liquidity, the Company paid down an additional $100.0 million on the 2012 Term Loan and increased the 2012 Revolver from $50.0 million to $150.0 million. In conjunction with the Company's entrance into the 2013 Senior Facility the 2012 Senior Facility was terminated.

The Company was required to pay an unused fee related to the 2012 Revolver equal to 0.30% per year if the aggregate unused amount was greater than or equal to 50% of the 2012 Revolver or 0.25% per year if the aggregate unused amount was less than 50% of the 2012 Revolver. During the year ended December 31, 2013, the Company incurred $0.4 million of unused fees related to the 2012 Revolver.

During 2012, the Company also entered into a subordinated unsecured revolving credit facility with a wholly-owned subsidiary of Brookfield Asset Management, Inc., a related party, that provided borrowings on a revolving basis of up to $100.0 million (the “Subordinated Facility”). The Subordinated Facility had a term of three years and six months and bore interest at LIBOR (with a LIBOR floor of 1%) plus 8.50%. The default interest rate following a payment event of default under the Subordinated Facility was 2.00% more than the then-applicable interest rate. Interest was payable monthly.  In addition, the Company was required to pay a semiannual revolving credit fee of $0.3 million. On November 22, 2013, in conjunction with the Company's entrance into the 2013 Senior Facility, the Subordinated Facility was terminated.

As of December 31, 2013, $1.9 billion of land, buildings and equipment (before accumulated depreciation) have been pledged as collateral for our mortgages, notes and loans payable. Certain mortgage notes payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance. The weighted-average interest rate on our collateralized mortgages, notes and loans payable was approximately 4.6% and 5.2%, respectively, as of December 31, 2013 and 2012. As of December 31, 2013, the average remaining term was 4.9 years.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

As of December 31, 2013, future scheduled maturities of outstanding long term debt obligations are as follows ($ in thousands):

Total
2014	$67,285
2015	60,224
2016	362,579
2017	259,589
2018	325,821
Thereafter	388,631
$1,464,129
Unamortized market rate adjustment	(9,583)
Total mortgages, notes and loans payable	$1,454,546

Interest Rate Caps

The Company entered into a hedge transaction related to a portion of its 2012 Term Loan at a cost of approximately $0.1 million during 2012.  This hedge transaction was for an interest rate cap with a notional amount of $110.0 million and capped the daily LIBOR at 1%. The interest rate cap expired on January 12, 2013.

On May 10, 2013, the Company entered into a hedge transaction related to the non-recourse mortgage loan on NewPark Mall for a cost of approximately $0.1 million. This hedge transaction was for an interest rate cap with a notional amount of $66.5 million and caps the LIBOR at 4.5%. The interest rate cap expires on May 10, 2016.

NOTE 6                                                ACCOUNTS PAYABLE AND ACCRUED EXPENSES, NET

The following table summarizes the significant components of accounts payable and accrued expenses, net:

	December 31, 2013	December 31, 2012
	(In thousands)
Below-market tenant leases, net (Note 2)	$40,247	$35,068
Construction payable	21,821	9,979
Accounts payable and accrued expenses	10,310	12,696
Deferred income	6,539	3,201
Accrued dividend	6,454	3,479
Accrued payroll and other employee liabilities	7,942	1,230
Accrued real estate taxes	5,640	9,894
Asset retirement obligation liability	4,745	4,503
Accrued interest	4,213	3,546
Tenant and other deposits	1,249	1,629
Other	523	3,461
Total accounts payable and accrued expenses, net	$109,683	$88,686

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 7                                                   DISPOSITIONS, DISCONTINUED OPERATIONS AND GAINS (LOSSES) ON DISPOSITIONS OF INTEREST IN OPERATING PROPERTIES

The Company's disposition and gain on extinguishment of debt, for the periods presented, are included in discontinued operations in the Company's consolidated and combined statements of operations and are summarized in the table set forth below.

In June 2013, the Company conveyed its interest in The Boulevard Mall to the lender of the loan related to the property. The property had been transferred to special servicing in January 2013 and was conveyed to the lender in June 2013 in full satisfaction of the debt. This resulted in a gain on extinguishment of debt of $14.0 million for the year ended December 31, 2013. Additionally, the conveyance of the property was structured as a reverse like-kind exchange transaction under Internal Revenue Code of 1986 (IRC) Section 1031 for income tax purposes.

	Years ended December 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Total revenues	$4,812	$9,675	$11,457
Operating expenses including depreciation and amortization	3,082	8,780	9,883
Provision for impairment	21,661	—	—
Total expenses	24,743	8,780	9,883

Operating income (loss)	(19,931)	895	1,574
Interest expense	(3,227)	(6,786)	(6,501)
Net loss from discontinued operations	(23,158)	(5,891)	(4,927)
Gain on extinguishment of debt	13,995	—	—
Net loss from discontinued operations	$(9,163)	$(5,891)	$(4,927)
Net loss from discontinued operations per share- Basic and Diluted	$(0.19)	$(0.13)	$(0.14)

NOTE 8                                                   INCOME TAXES

The Company has elected to be taxed as a REIT beginning with the filing of its tax return for the 2011 fiscal year. As of December 31, 2013, the Company has met the requirements of a REIT for the 2012 fiscal year and has filed the tax returns accordingly. Subject to its ability to meet the requirements of a REIT, the Company intends to maintain this status in future periods.

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

The Company has a subsidiary that it elected to treat as a taxable REIT subsidiary (TRS), which is subject to federal and state income taxes. For the years ended December 31, 2013 and 2012, the Company incurred approximately $0.08 million and $0.1 million in taxes associated with the TRS subsidiary, which are recorded in Provision for income taxes on the Company's consolidated and combined statements of operations.

NOTE 9                                                    COMMON STOCK

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

On January 12, 2012, GGP distributed the assets and liabilities of RPI Businesses to Rouse. Pursuant to the spin-off, the Company received certain of the assets and liabilities of GGP. Upon this spin-off the Company issued 35,547,049 shares of our common stock to the existing GGP shareholders. In connection therewith $405.3 million of GGP’s equity was converted to paid-in capital. The GGP shareholders received approximately 0.0375 shares of Rouse common stock for every share of GGP common stock owned as of the record date of December 31, 2011. The Company also issued 359,056 shares of our Class B common stock, par value $0.01 per share, to GGP LP.  The Class B common stock has the same rights as the Rouse common stock, except the holders of Class B common stock do not have any voting rights. On February 6, 2013, the 359,056 shares of our Class B common stock were exchanged for 359,056 shares of our common stock, at the request of the stockholders.

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

Brookfield Asset Management, Inc. and its affiliates owned (collectively, "Brookfield") approximately 42.5% of the Company as of December 31, 2013.

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

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following tables summarize stock option activity for the Equity Plan for the years ended December 31, 2013 and 2012:

	2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock options outstanding at January 1,	1,945,643	$14.64	—	$—
Granted	695,900	16.48	1,986,143	14.65
Exercised	(10,880)	14.72	—	—
Forfeited	(51,492)	14.43	(40,500)	14.72
Expired	—	—	—	—
Stock options outstanding at December 31,	2,579,171	$15.14	1,945,643	$14.64

	Stock Options Outstanding (1)
Issuance	Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price
March 2012	1,527,714	8.25	$14.72
May 2012	21,900	8.42	13.71
August 2012	36,400	8.67	13.75
October 2012	297,257	8.84	14.47
February 2013	695,900	9.17	16.48
Stock options outstanding at December 31, 2013	2,579,171	8.57	$15.14

Explanatory Note:

(1) As of December 31, 2013, 371,214 stock options became fully vested and are currently exercisable. As of December 31, 2013, the intrinsic value of these options was $2.8 million, and such stock options had a weighted average stock price of $14.65, and a weighted average remaining contractual term of 8.4 years.

The Company recognized $1.4 million and $1.0 million in compensation expense related to the stock options for the years ended December 31, 2013 and 2012, respectively, which are recored in General and administrative on the Company's consolidated and combined statements of operations.

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

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table summarizes restricted stock activity for the years ended December 31, 2013 and 2012:

	2013		2012
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock grants outstanding at January 1,	263,669	$14.69	—	$—
Granted	36,573	16.48	365,705	14.68
Forfeited	(4,160)	14.72	—	—
Cancelled	—	—	—	—
Vested	(17,465)	15.47	(102,036)	14.72
Nonvested restricted stock grants outstanding at December 31,	278,617	$14.85	263,669	$14.69

The 4,160 shares of restricted stock that were forfeited during the year ended December 31, 2013 will be held in treasury for future restricted stock or option issuances.

The weighted average remaining contractual term (in years) of granted, nonvested awards as of December 31, 2013 was 1.0 year.

The Company recognized $1.6 million and $1.5 million in compensation expense related to the restricted stock for the years December 31, 2013 and 2012, respectively, which are recored in General and administrative on the Company's consolidated and combined statements of operations.

Other Disclosures

The estimated values of options granted in the table above are based on the Black-Scholes pricing model using the assumptions in the table below.  The estimate of the risk-free interest rate is based on the average of a 5- and 10-year U.S. Treasury note on the date the options were granted.  The estimate of the dividend yield and expected volatility is based on a review of publicly-traded peer companies.  The expected life is computed using the simplified method as the Company does not have historical share option data. The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model with the following 2013 and 2012 weighted-average assumptions:

2013:
Risk-free interest rate	1.10%
Dividend yield	4.25%
Expected volatility	26.00%
Expected life (in years)	6.5

2012:
Risk-free interest rate	1.37%
Dividend yield	4.25%
Expected volatility	30.00%
Expected life (in years)	6.5

As of December 31, 2013, total compensation expense which had not yet been recognized related to nonvested options and restricted stock grants was $7.8 million. Of this total, $3.0 million relates to 2014, $2.4 million relates to 2015, $1.7 million relates to 2016, $0.6 million relates to 2017, and $0.1 million relates to 2018.  These amounts may be impacted by future grants, changes in forfeiture estimates or vesting terms, and actual forfeiture rates differing from estimated forfeiture rates.

NOTE 11                                            NON-CONTROLLING INTEREST

The non-controlling interest on the Company's Consolidated Balance Sheets represents Series A Cumulative Non-Voting Preferred Stock ("Preferred Shares") of Rouse Holdings, Inc. (Holdings), a subsidiary of Rouse. Holdings issued 111 Preferred Shares at a

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

NOTE 12                                            RENTALS UNDER OPERATING LEASES

The Company receives rental income from the leasing of retail space under operating leases. The minimum future rentals based on operating leases of the Company's consolidated properties owned as of December 31, 2013 are as follows:

Year	Amount
(In thousands)
2014	$231,709
2015	192,912
2016	152,575
2017	119,662
2018	90,499
Subsequent	363,388
$1,150,745

Minimum future rentals exclude amounts which are not fixed in accordance with the tenant's lease, but are based upon a percentage of their gross sales or reimbursement of actual operating expenses and amortization of above and below-market leases. Such operating leases are with a variety of tenants, the majority of which are national and regional retail chains and local retailers, and consequently, our credit risk is concentrated in the retail industry.

NOTE 13                                            RELATED PARTY TRANSACTIONS

Transition Services Agreement with GGP

The Company entered into a transition services agreement with GGP whereby GGP or its subsidiaries provided to us, on a transitional basis, certain specified services for various terms not exceeding 18 months following the spin-off. The services that GGP provided to the Company included, amongst others, payroll, human resources and employee benefits, financial systems management, treasury and cash management, accounts payable services, telecommunications services, information technology services, asset management services, legal and accounting services and various other corporate services. The charges for the transition services generally were intended to allow GGP to fully recover their costs directly associated with providing the services, plus a level of profit consistent with an arm’s length transaction together with all out-of-pocket costs and expenses. The charges of each of the transition services were generally based on an hourly fee arrangement and pass-through out-of-pocket costs. As of December 31, 2013, the transition services agreement with GGP was terminated. For the years ended December 31, 2013 and 2012 the costs associated were $0.1 million and $1.5 million, respectively.

Office Leases with Brookfield

Upon its spin-off from GGP, the Company assumed a 10-year lease agreement with Brookfield, as landlord, for office space for our corporate office in New York City. Costs associated with the office lease for the years ended December 31, 2013 and 2012 were $1.1 million and $1.0 million, respectively. There are no outstanding amounts payable as of December 31, 2013.  In addition, the landlord completed the build out of the Company's office space during 2012 for $1.7 million and there were no outstanding costs payable as of December 31, 2013. The costs associated with the build out of the Company's office space were capitalized in buildings and equipment.

During 2012, the Company entered into a 5-year lease agreement with a Brookfield subsidiary, as landlord, for office space for our regional office in Dallas, Texas. The lease commenced in October 2012 with no payments due for the first 12 months. During

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

April 2013, the Company amended the lease and expanded its current space. Costs associated with the office lease for the year ended December 31, 2013 were $0.03 million, of which $0.01 million were payable as of December 31, 2013. Effective December 30, 2013, the Brookfield subsidiary sold the office building in which the office space is located to a third party.

The following table describes the Company's future rental expenses related to the office leases for the Company's New York and Dallas offices:

Year	Amount
(In thousands)
2014	$1,218
2015	1,221
2016	1,235
2017	1,261
2018	1,147
Subsequent	3,377
$9,459

 Subordinated Credit Facility with Brookfield

On the Spin-Off Date, the Company entered into a Subordinated Facility with a wholly-owned subsidiary of Brookfield, as lender, for a $100.0 million revolving credit facility.  The Company paid a one time upfront fee of $0.5 million related to this facility in 2012. In addition, the Company was required to pay a semi-annual revolving credit fee of $0.3 million related to this facility. For the years ended December 31, 2013 and 2012, costs associated with the revolving credit fee were $0.5 million and $0.4 million, respectively. On November 22, 2013, in conjunction with the Company's entrance into the 2013 Senior Facility, the Subordinated Facility was terminated (see Note 5).

Business Infrastructure Costs

Upon its spin-off from GGP, the Company commenced the development of its information technology platform. The development of this platform requires us to purchase, design and create various information technology applications and infrastructure. Brookfield Corporate Operations, LLC ("BCO") has been engaged to assist in the project development and to procure the various applications and infrastructure of the Company. The Company incurred approximately $2.8 million and $5.2 million of infrastructure costs during the year ended December 31, 2013 and December 31, 2012, respectively. As of December 31, 2013, the Company had $8.0 million of infrastructure costs which are capitalized in buildings and equipment, of which there were $0.1 million costs outstanding and payable as of December 31, 2013.

Financial Service Center

During 2013, the Company engaged BCO's financial service center to manage certain administrative services of Rouse, such as accounts payable and receivable, employee expenses, lease administration, and other similar types of services. Approximately $1.2 million in costs were incurred for the year ended December 31, 2013. As of December 31, 2013, there were no costs outstanding and payable.

The Company was also required to pay a monthly information technology services fee to BCO. Approximately $2.0 million in costs were incurred for the year ended December 31, 2013, of which there were no costs outstanding and payable as of December 31, 2013.

Demand Deposit from Brookfield U.S. Holdings

In August 2012, the Company entered into an agreement with Brookfield U.S. Holdings (U.S. Holdings) to place funds into an interest bearing account which earns interest at LIBOR plus 1.05% per annum. The demand deposit is secured by a note from U.S. Holdings and guaranteed by Brookfield Asset Management Inc. The demand deposit had an original maturity of February 14, 2013 and was originally extended to August 14, 2013. In August 2013, the Company further extended the term of the demand deposit to February 14, 2014. However, the Company may demand the funds earlier by providing U.S. Holdings with three days notice. The Company earned approximately $0.5 million and $0.7 million in interest income for the years ended December 31,

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

2013 and 2012, respectively. As of December 31, 2013, the Company had no outstanding deposit with U.S. Holdings. As of December 31, 2012, the Company had $150.2 million on deposit with U.S. Holdings. The deposit with U.S.Holdings is recorded as a Demand deposit from affiliate on the Company's consolidated balance sheets.

NOTE 14                                             COMMITMENTS AND CONTINGENCIES
In the normal course of business, from time to time, the Company is involved in legal proceedings relating to the ownership and operations of the Company's properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material effect on the Company's combined financial position, results of operations or liquidity.
In connection with the ownership and operation of real estate, the Company may be potentially liable for costs and damages related to environmental matters. In management's opinion, the liabilities, if any, that may ultimately result from such environmental matters are not expected to have a material effect on the Company's combined financial position, results of operations or liquidity.

In conjunction with the acquisition of the The Centre at Salisbury the Company guaranteed a maximum amount of $3.5 million until certain financial covenants are met for two consecutive years.

NOTE 15                                             QUARTERLY FINANCIAL INFORMATION (UNAUDITIED)

The following table sets forth the selected quarterly financial data for the Company (dollars in thousands, except per share amounts).

	For the Quarters Ended
	March 31,	June 30,	September 30,	December 31,
2013
Total revenues	$57,496	$58,381	$60,315	$67,350
Operating income	12,640	12,387	13,133	(912)
Net loss	(29,486)	4,116	(4,683)	(24,692)
Net loss per share - Basic and diluted	(0.60)	0.08	(0.09)	(0.50)
Dividends declared per share	0.13	0.13	0.13	0.13
Weighted average shares outstanding	49,332,151	49,342,013	49,346,798	49,358,281

2012
Total revenues	$53,766	$54,422	$56,289	$59,822
Operating income	3,723	7,477	8,558	7,267
Net loss	(26,077)	(15,940)	(13,056)	(13,586)
Net loss per share - Basic and diluted	(0.71)	(0.32)	(0.27)	(0.28)
Dividends declared per share	—	0.07	0.07	0.07
Weighted average shares outstanding	36,785,376	49,242,014	49,244,562	49,258,249

NOTE 16                                    SUBSEQUENT EVENTS
In January 2014, the Company issued 8,050,000 shares in an underwritten public offering of its common stock at a public offering price of $19.50 per share and raised approximately $150.7 million after deducting the underwriting discount and offering costs. The proceeds from the offering were used in part to pay down the $48.0 million outstanding balance of the 2013 Revolver as of December 2013. The proceeds from the offering will also be used for general corporate purposes, including to fund future acquisitions, working capital and other needs.
In February 2014, the Company retired the $27.6 million mortgage debt balance on The Bayshore Mall.
In February 2014, the Company's Board of Directors declared a first quarter common stock dividend of $0.17 per share which will be paid on April 30, 2014 to stockholders of record on April 15, 2014.
In March 2014, the Company exercised a portion of its $250.0 million "accordion" feature of our 2013 Senior Facility to increase the available borrowings of our 2013 Revolver thereunder from $250.0 million to $285.0 million. The term and rates of the Company's 2013 Senior Facility were otherwise unchanged.

ROUSE PROPERTIES, INC.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2013
(Dollars in thousands)

			Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period (2)
Name of Center	Location	Encumbrance (1)	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date Acquired	Life Which Latest Income Statement is Computed
Animas Valley Mall	Farmington, NM	$50,911	$6,509	$32,270	—	$289	$6,509	$32,559	$39,068	$4,531	2010	(3)
Bayshore Mall	Eureka, CA	28,384	4,770	33,305	—	7,043	4,770	40,348	45,118	4,302	2010	(3)
Birchwood Mall	Port Huron, MI	—	8,316	44,884	—	913	8,316	45,797	54,113	5,350	2010	(3)
Cache Valley Mall	Logan, UT	—	3,962	26,842	(70)	906	3,892	27,748	31,640	3,481	2010	(3)
Chesterfield Towne Center	Chesterfiled, VA	108,486	19,387	144,580	—	—	19,387	144,580	163,967	274	2013	(3)
Chula Vista Center	Chula Vista, CA	—	13,214	71,598	1,149	9,847	14,363	81,445	95,808	7,370	2010	(3)
Collin Creek	Plano, TX	60,245	14,747	48,103	—	640	14,747	48,743	63,490	6,199	2010	(3)
Colony Square Mall	Zenesville, OH	—	4,253	29,578	—	1,182	4,253	30,760	35,013	3,547	2010	(3)
Gateway Mall	Springfield, OR	—	7,097	36,573	—	2,674	7,097	39,247	46,344	5,656	2010	(3)
Grand Traverse Mall	Grand Traverse, MI	60,430	11,420	46,409	—	(1,589)	11,420	44,820	56,240	3,995	2012	(3)
Greenville Mall	Greenville, NC	41,567	9,088	42,088	—	—	9,088	42,088	51,176	1,061	2013	(3)
Knollwood Mall	St. Louis park, MN	34,053	6,127	32,905	—	138	6,127	33,043	39,170	3,755	2010	(3)
Lakeland Square Mall	Lakeland, FL	69,241	10,938	56,867	1,308	16,759	12,246	73,626	85,872	6,999	2010	(3)
Lansing Mall	Lansing, MI	—	9,615	49,220	350	9,611	9,965	58,831	68,796	6,043	2010	(3)
The Mall at Sierra Vista	Sierra Vista, AZ	—	7,078	36,441	—	653	7,078	37,094	44,172	4,058	2010	(3)
Mall St Vincent	Shreveport, LA	—	4,604	21,927	—	2,607	4,604	24,534	29,138	2,659	2010	(3)
New Park Mall LP	Newpark, CA	66,113	17,848	58,384	2,867	5,834	20,715	64,218	84,933	6,306	2010	(3)
North Plains Mall	Cjovja, NM	—	2,218	11,768	—	1,132	2,218	12,900	15,118	1,632	2010	(3)
Pierre Bossier Mall	Bossier City, LA	51,118	7,522	38,247	817	10,301	8,339	48,548	56,887	4,495	2010	(3)
Sikes Senter	Wichita Falls, TX	47,915	5,915	34,075	—	3,789	5,915	37,864	43,779	4,861	2010	(3)
Silver Lake Mall	Coeur d'Alene, ID	—	3,237	12,914	—	3,459	3,237	16,373	19,610	1,848	2010	(3)
Southland Mall	Hayward, CA	—	23,407	81,474	—	7,313	23,407	88,787	112,194	12,188	2010	(3)
Southland Center	Taylor, MI	77,205	13,697	51,860	1	1,226	13,698	53,086	66,784	5,367	2010	(3)
Spring Hill Mall	West Dundee, IL	—	8,219	23,679	1,206	1,481	9,425	25,160	34,585	3,013	2010	(3)
Steeplegate Mall	Concord, NH	45,494	11,438	42,030	(3,565)	(15,337)	7,873	26,693	34,566	462	2010	(3)
Centre at Salisbury	Salisbury, MD	116,243	22,580	105,376	—	—	22,580	105,376	127,956	213	2013	(3)
Three Rivers	Kelso, WA	—	2,080	11,142	—	648	2,080	11,790	13,870	1,190	2010	(3)
Turtle Creek	Jonesboro, AR	82,019	22,254	79,579	—	361	22,254	79,940	102,194	4,241	2012	(3)
Valley Hills	Hickory, NC	67,572	10,047	61,817	—	(179)	10,047	61,638	71,685	7,525	2010	(3)
Vista Ridge	Lewisville, TX	70,274	15,965	46,560	—	133	15,965	46,693	62,658	5,443	2010	(3)
Washington Park Mall	Bartlesville, OK	10,276	1,388	8,213	—	407	1,388	8,620	10,008	1,319	2010	(3)
West Valley Mall	Tracy, CA	59,000	31,340	38,316	—	3,335	31,340	41,651	72,991	5,866	2010	(3)
Westwood Mall	Jackson, MI	—	5,708	28,006	—	150	5,708	28,156	33,864	3,008	2010	(3)
White Mountain Mall	Rock springs, WY	—	3,010	11,418	—	2,056	3,010	13,474	16,484	2,250	2010	(3)
Total Properties		$1,146,546	$348,998	$1,498,448	$4,063	$77,782	$353,061	$1,576,230	$1,929,291	$140,507
Other		308,000	—	—	—	18,840	—	18,840	18,840	1,925
Total Portfolio		$1,454,546	$348,998	$1,498,448	$4,063	$96,622	$353,061	$1,595,070	$1,948,131	$142,432
Explanatory Notes:

(1) See description of mortgages, notes, and loans payable in Note 5 to the consolidated and combined financial statements.

ROUSE PROPERTIES, INC.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2013
(Dollars in thousands)

(2) The aggregate cost of land, buildings, and improvements for federal income tax payments is approximately $1.5 billion.
(3) Depreciation is computed based upon the following estimated lives:

Years
Buildings and improvements	40
Equipment and fixtures	5-10
Tenant improvements	Shorter of useful life or applicable lease term

1. Reconciliation of Real Estate:

The following table reconciles Real Estate from January 1, 2011 to December 31, 2013:

	2013	2012	2011
	(In thousands)
Balance at January 1,	$1,652,755	$1,462,482	$1,434,197
Improvements and additions	68,236	34,865	37,165
Acquisitions	349,269	176,242	—
Dispositions and write-offs	(85,308)	(20,834)	(8,880)
Impairments	(36,821)	—	—
Balance at December 31,	$1,948,131	$1,652,755	$1,462,482

2. Reconciliation of Accumulated Depreciation:

The following table reconciles Accumulated Depreciation from January 1, 2011 to December 31, 2013:

	2013	2012	2011
	(In thousands)
Balance at January 1,	$116,336	$72,620	$9,908
Depreciation Expense	66,497	64,550	71,592
Impairments	(8,386)	—	—
Dispositions	(32,015)	(20,834)	(8,880)
Balance at December 31,	$142,432	$116,336	$72,620

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROUSE PROPERTIES, INC.
By: /s/ JOHN WAIN
John Wain Chief Financial Officer
(Principal Financial Officer)	March 5, 2014
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

Signature	Title	Date

/s/ ANDREW SILBERFEIN	Director and Chief Executive Officer
Andrew Silberfein	(Principal Executive Officer)	March 5, 2014

/s/ JOHN WAIN	Chief Financial Officer
John Wain	(Principal Financial Officer)	March 5, 2014

/s/ TIMOTHY SALVEMINI	Chief Accounting Officer
Timothy Salvemini	(Principal Accounting Officer)	March 5, 2014

/s/ JEFFREY BLIDNER
Jeffrey Blidner	Director	March 5, 2014

/s/ RIC CLARK
Ric Clark	Director	March 5, 2014

/s/ CHRISTOPHER HALEY
Christopher Haley	Director	March 5, 2014

/s/ MICHAEL HEGARTY
Michael Hegarty	Director	March 5, 2014

/s/ BRIAN KINGSTON
Brian Kingston	Director	March 5, 2014

/s/ DAVID KRUTH
David Kruth	Director	March 5, 2014

/s/ MICHAEL MULLEN
Michael Mullen	Director	March 5, 2014

Exhibit Index

Exhibit Number	Exhibit Description
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
3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Rouse Properties, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q, filed May 7, 2013).

3.3	Amended and Restated Bylaws of Rouse Properties, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed January 19, 2012).
3.4
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

10.8
Third Amendment to Credit Agreement, dated as of January 22, 2013, among Rouse Properties, as Borrower, KeyBank National Association, as Administrative Agent, and the Other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed January 25, 2013).

10.9
Secured Credit Agreement, dated as of November 22, 2013, among Rouse Properties, Inc. and the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed November 26, 2013)

10.10
Subordinated Credit Agreement, dated as of January 12, 2012, between Rouse Properties, Inc. and Trilon (Luxembourg) S.a.r.l., a wholly-owned subsidiary of Brookfield Asset Management Inc. (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K, filed January 19, 2012).

10.11	2012 Equity Incentive Plan for directors, employees and consultants (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K, filed March 29, 2012).
10.12	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K, filed March 29, 2012).
10.13	Form of Restricted Stock Award Agreement for employees (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K, filed March 29, 2012).

10.14	Form of Restricted Stock Award Agreement for directors (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K, filed March 29, 2012).
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

10.18	Rouse Properties, Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed May 8, 2013).
10.19
Employment Agreement between Andrew Silberfein and Rouse Properties, Inc., dated November 14, 2011 (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form 10-K, filed December 14, 2011).

10.20
Letter Agreement between Andrew Silberfein and Rouse Properties, Inc., dated November 14, 2011 (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form 10, filed December 14, 2011).

10.21
Employment Letter, effective as of September 25, 2012, between Rouse Properties, Inc. and John A. Wain (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed September 28, 2012).

10.22
Standby Purchase Agreement, dated as of December 16, 2011, by and among Rouse Properties, Inc., General Growth Properties, Inc., Brookfield US Corporation and Brookfield Asset Management Inc. (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form 10, filed December 20, 2011).

10.23
Employment Letter, effective as of February 21, 2012, between Rouse Properties, Inc. and Benjamin Schall (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K, filed March 7, 2013).

10.24	Purchase and Sale Agreement and Joint Escrow Instruction, dated as of October 13, 2013, between Rouse Properties, Inc and certain affiliates of The Macerich Company
10.25	Employment Letter, effective as of April 5, 2012, between Rouse Properties, Inc. and Susan Elman
21.1	List of Subsidiaries of Rouse Properties, Inc.
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Rouse Properties, Inc’s. Annual Report on Form 10-K for the year ended December 31, 2013 has been filed with the SEC on March 5, 2014, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated and Combined Statements of Operations, (3) Consolidated and Combined Statements of Equity, (4) Consolidated and Combined Statements of Cash Flows and (5) Notes to Consolidated and Combined Financial Statements, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under these sections.