Form 10-Q
period 2014-03-31
Rouse Properties, Inc.
filed 2014-05-05
CIK 1528558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014
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

The number of shares of Common Stock, $0.01 par value, outstanding on May 1, 2014 was 57,740,925.

Rouse Properties Inc.

ROUSE PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2014	December 31, 2013
	(In thousands)
Assets:
Investment in real estate:
Land	$353,061	$353,061
Buildings and equipment	1,602,658	1,595,070
Less accumulated depreciation	(157,957)	(142,432)
Net investment in real estate	1,797,762	1,805,699
Cash and cash equivalents	16,120	14,224
Restricted cash	45,269	46,836
Demand deposit from affiliate	50,051	—
Accounts receivable, net	33,618	30,444
Deferred expenses, net	47,259	46,055
Prepaid expenses and other assets, net	70,036	76,252
Total assets	$2,060,115	$2,019,510

Liabilities:
Mortgages, notes and loans payable	$1,374,256	$1,454,546
Accounts payable and accrued expenses, net	95,179	109,683
Total liabilities	1,469,435	1,564,229

Commitments and contingencies	—	—

Equity:
Preferred stock: $0.01 par value; 50,000,000 shares authorized, 0 issued and outstanding as of March 31, 2014 and December 31, 2013	—	—
Common stock: $0.01 par value; 500,000,000 shares authorized, 57,745,085 issued and 57,740,925 outstanding as of March 31, 2014 and 49,652,596 issued and 49,648,436 outstanding as of December 31, 2013	578	497
Additional paid-in capital	705,827	565,798
Accumulated deficit	(115,550)	(111,125)
Accumulated other comprehensive loss	(286)	—
Total stockholders' equity	590,569	455,170
Non-controlling interest	111	111
Total equity	590,680	455,281
Total liabilities and equity	$2,060,115	$2,019,510

The accompanying notes are an integral part of these consolidated financial statements.

ROUSE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share amounts)
Revenues:
Minimum rents	$45,970	$38,729
Tenant recoveries	19,184	16,180
Overage rents	1,464	1,450
Other	1,221	1,134
Total revenues	67,839	57,493
Expenses:
Property operating costs	16,736	13,607
Real estate taxes	6,193	5,714
Property maintenance costs	3,176	3,278
Marketing	541	651
Provision for doubtful accounts	193	150
General and administrative	5,941	4,852
Depreciation and amortization	21,045	16,107
Other	674	497
Total expenses	54,499	44,856
Operating income	13,340	12,637

Interest income	172	201
Interest expense	(17,813)	(19,645)
Loss before income taxes and discontinued operations	(4,301)	(6,807)
Provision for income taxes	(124)	(35)
Loss from continuing operations	(4,425)	(6,842)
Loss from discontinued operations	—	(22,644)
Net loss	$(4,425)	$(29,486)

Loss from continuing operations per share - Basic and Diluted	$(0.08)	$(0.14)

Net loss per share - Basic and Diluted	$(0.08)	$(0.60)

Dividends declared per share	$0.17	$0.13

Comprehensive loss:
Net loss	$(4,425)	$(29,486)
Other comprehensive loss:
Unrealized loss on financial instrument	(286)	—
Comprehensive loss	$(4,711)	$(29,486)

The accompanying notes are an integral part of these consolidated financial statements.

ROUSE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Common Stock (shares)	Class B Common Stock (shares)	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Equity
	(In thousands, except share amounts)
Balance at December 31, 2012	49,235,528	359,056	$493	$4	$588,668	$(56,380)	$—	$111	$532,896
Net loss	—	—	—	—	—	(29,486)	—	—	(29,486)
Conversion of Class B share to common shares	359,056	(359,056)	4	(4)	—	—	—	—	—
Dividends to common shareholders ($0.13 per share)	—	—	—	—	(6,453)	—	—	—	(6,453)
Issuance and amortization of stock compensation	36,573	—	—	—	722	—	—	—	722
Sale of treasury stock	10,559	—	—	—	187	—	—	—	187
Balance at March 31, 2013	49,641,716	—	$497	$—	$583,124	$(85,866)	$—	$111	$497,866

Balance at December 31, 2013	49,648,436	—	$497	$—	$565,798	$(111,125)	$—	$111	$455,281
Net loss	—	—	—	—	—	(4,425)	—	—	(4,425)
Comprehensive loss	—	—	—	—	—	—	(286)	—	(286)
Issuance of 8,050,000 shares of common stock, net of underwriting discount	8,050,000	—	81	—	150,616	—	—	—	150,697
Offering costs	—	—	—	—	(470)	—	—	—	(470)
Dividends to common shareholders ($0.13 per share for issuance of 8,050,000 shares and $0.17 per share for Q1 dividend)	—	—	—	—	(10,937)	—	—	—	(10,937)
Issuance and amortization of stock compensation	42,489	—	—	—	820	—	—	—	820
Balance at March 31, 2014	57,740,925	—	$578	$—	$705,827	$(115,550)	$(286)	$111	$590,680

The accompanying notes are an integral part of these consolidated financial statements.

ROUSE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2014	2013
	(In thousands)
Cash Flows from Operating Activities:
Net loss	$(4,425)	$(29,486)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	193	139
Depreciation	19,161	15,334
Amortization	1,884	1,341
Amortization/write-off of deferred finance costs	1,272	2,154
Amortization/write-off of debt market rate adjustments	500	1,886
Amortization of above/below market leases and tenant inducements	3,789	4,650
Straight-line rent amortization	(631)	(964)
Provision for impairment	—	21,661
Stock based compensation	820	722
Net changes:
Accounts receivable	(2,737)	903
Prepaid expenses and other assets	352	3,045
Deferred expenses	(4,104)	(2,759)
Restricted cash	2,827	(1,359)
Accounts payable and accrued expenses	(6,377)	(6,244)
Net cash provided by operating activities	12,524	11,023

Cash Flows from Investing Activities:
Development, building and tenant properties	(19,917)	(13,984)
Demand deposit from affiliate	(50,051)	110,000
Deposit for acquisition	(1,000)	(1,000)
Restricted cash	(1,259)	(9,209)
Net cash provided by (used in) investing activities	(72,227)	85,807

Cash Flows from Financing Activities:
Proceeds received from equity offering	156,976	—
Discount from equity offering	(6,279)	—
Payments for offering costs	(470)	—
Proceeds from refinance/issuance of mortgages, notes and loans payable	—	70,000
Borrowing under revolving line of credit	10,000	—
Principal payments on mortgages, notes and loans payable	(32,820)	(156,974)
Repayment under revolving credit line	(58,000)	—
Dividends paid	(7,506)	(3,470)
Deferred financing costs	(302)	(1,183)
Net cash provided by (used in) financing activities	61,599	(91,627)

Net change in cash and cash equivalents	1,896	5,203
Cash and cash equivalents at beginning of period	14,224	8,092
Cash and cash equivalents at end of period	$16,120	$13,295

Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest	$16,651	$16,640
Capitalized interest	(482)	—

Non-Cash Transactions:
Change in accrued capital expenditures included in accounts payable and accrued expenses	$8,770	$1,899
Dividends declared, not yet paid	9,884	6,461
Sale of treasury, not yet settled	—	187
Capitalized market rate adjustments and deferred financing amortization	76	—

The accompanying notes are an integral part of these consolidated financial statements.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1                            ORGANIZATION

Readers of this Quarterly Report should refer to the Company’s (as defined below) audited Consolidated and Combined Financial Statements for the year ended December 31, 2013 which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Annual Report”), as certain footnote disclosures which would substantially duplicate those contained in the Annual Report have been omitted from this Quarterly Report.  Capitalized terms used, but not defined in this Quarterly Report, have the same meanings as in the Annual Report.

General

Rouse Properties, Inc. is a Delaware corporation that was created to hold certain assets and liabilities of General Growth Properties, Inc. ("GGP"). Prior to January 12, 2012, Rouse Properties, Inc. and its subsidiaries ("Rouse" or the "Company") were a wholly-owned subsidiary of GGP Limited Partnership (“GGP LP”). GGP distributed the assets and liabilities of 30 of its wholly-owned properties (“RPI Businesses”) to Rouse on January 12, 2012 (the “Spin-Off Date”). Before the spin-off, the Company had not conducted any business as a separate company and had no material assets or liabilities. The operations, assets and liabilities of the business were transferred to us by GGP on the Spin-Off Date and are presented as if the transferred business was our business for all historical periods prior to the Spin-Off Date. As such, the Company's assets and liabilities on the Spin-Off Date were reflective of GGP's respective carrying values. Unless the context otherwise requires, references to “we”, “us” and “our” refer to Rouse.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The consolidated balance sheets as of March 31, 2014 and December 31, 2013 and the accompanying consolidated statements of operations and comprehensive loss for each of the three months ended March 31, 2014 and 2013, include the accounts of Rouse, as well as all subsidiaries of Rouse. All intercompany transactions have been eliminated in consolidation as of and for each of the three months ended March 31, 2014 and 2013.

The Company operates in a single reportable segment referred to as its retail segment, which includes the operation, development and management of regional malls. Each of the Company's operating properties is considered a separate operating segment, as each property earns revenues and incurs expenses, individual operating results are reviewed and discrete financial information is available. We do not distinguish our operations based on geography, size or type and all operations are within the United States. No customer or tenant comprises more than 10% of consolidated revenues, and the properties have similar economic characteristics. As a result, the Company’s operating properties are aggregated into a single reportable segment.

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

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company determined there were events and circumstances which changed management's estimated holding period for Boulevard Mall during the three months ended March 31, 2013. During 2013, the servicer of the loan for Boulevard Mall placed the loan into special servicing status and communicated to the Company that they would be unwilling to extend the term and discount the loan. As a result of this and the continued decline in operating results of the property, management concluded that it was in the best interest of the Company to convey the property to the lender. As the Company intended on conveying the property to the lender during 2013, the Company revised its intended hold period of this property to less than one year. The change in the hold period adjusted the undiscounted cash flows utilized in the impairment analysis and the Company concluded that the property was not recoverable. The Company recorded an impairment charge on the property of $21.7 million during the three months ended March 31, 2013, as the aggregate carrying value was higher than the fair value of the property. This impairment charge is included in loss from discontinued operations on the Company's consolidated statements of operations and comprehensive loss for the three months ended March 31, 2013. No impairment charges were recorded for the three months ended March 31, 2014.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets and Liabilities

The following table summarizes our intangible assets and liabilities as a result of the application of acquisition accounting:

	Gross Asset (Liability)	Accumulated (Amortization)/ Accretion	Net Carrying Amount
	(In thousands)
March 31, 2014
Tenant leases:
In-place value	$97,484	$(41,145)	$56,339
Above-market	128,609	(66,759)	61,850
Below-market	(58,202)	21,030	(37,172)
Ground leases:
Below-market	2,173	(423)	1,750

December 31, 2013
Tenant leases:
In-place value	$100,125	$(37,888)	$62,237
Above-market	132,986	(64,303)	68,683
Below-market	(59,641)	19,394	(40,247)
Ground leases:
Below-market	2,173	(392)	1,781

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

Amortization of in-place intangible assets and liabilities decreased the Company's income by $5.9 million and $4.8 million for the three months ended March 31, 2014 and 2013, respectively. Amortization of in-place intangibles are included in depreciation and amortization on the Company's consolidated statements of operations and comprehensive loss.

Amortization of above-market and below-market lease intangibles decreased the Company's revenue by $3.8 million and $4.3 million for the three months ended March 31, 2014 and 2013, respectively. Amortization of above-market and below-market leasing intangibles are included in minimum rents on the Company's consolidated statements of operations and comprehensive loss.
Future amortization/accretion of these intangibles is estimated to decrease the Company's net income as follows:

Year	In-place lease intangibles	Above/(below) market leases, net
	(In thousands)
Remainder of 2014	$12,920	$8,319
2015	$11,754	$9,309
2016	$8,554	$6,630
2017	$5,707	$4,292
2018	$3,936	$1,241
2019	$3,099	$(171)

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents
The Company considers all demand deposits with a maturity of three months or less, at the date of purchase, to be cash equivalents.

Restricted Cash

Restricted cash consists of security deposits and cash escrowed under loan agreements for debt service, real estate taxes, property insurance, tenant improvements, capital renovations and capital improvements.

Interest Rate Hedging Instruments

The Company recognizes its derivative financial instruments in either prepaid expenses and other assets, net or accounts payable and accrued expenses, net, as applicable, in the consolidated balance sheets and measures those instruments at fair value. The accounting for changes in fair value (i.e., gain or loss) of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. To qualify as a hedging instrument, a derivative must pass prescribed effectiveness tests, performed quarterly using both quantitative and qualitative methods. The Company has entered into a derivative agreement as of March 31, 2014 that qualifies as a hedging instrument and was designated, based upon the exposure being hedged, as a cash flow hedge. The fair value of this cash flow hedge as of March 31, 2014 was $0.3 million, and is included in accounts payable and accrued expenses, net in the Company's consolidated balance sheets. The fair value of the Company's interest rate hedge is classified as Level 2 in the fair value measurement table. To the extent they are effective, changes in fair value of cash flow hedges are reported in accumulated other comprehensive income (loss) ("AOCI/L") and reclassified into earnings in the same period or periods during which the hedged item affects earnings. The ineffective portion of the hedge, if any, is recognized in current earnings during the period of change in fair value. The gain or loss on the termination of an effective cash flow hedge is reported in AOCI/L and reclassified into earnings in the same period or periods during which the hedged item affects earnings. The Company also assesses the credit risk that the counterparty will not perform according to the terms of the contract.

Revenue Recognition and Related Matters

Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. Minimum rent revenues also include amounts collected from tenants to allow the termination of their leases prior to their scheduled termination dates as well as the amortization related to above and below-market tenant leases on acquired properties and tenant inducements. Minimum rent revenues also include percentage rents in lieu of minimum rent from those leases where we receive a percentage of tenant revenues. The following is a summary of amortization of straight-line rent, lease termination income, net amortization related to above and below-market tenant leases, amortization of tenant inducements, and percentage rent in lieu of minimum rent for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31,
	2014	2013
	(In thousands)
Straight-line rent amortization	$625	$944
Lease termination income	—	34
Net amortization of above and below-market tenant leases	(3,757)	(4,299)
Amortization of lease inducement	—	(250)
Percentage rents in lieu of minimum rent	1,607	2,104

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Straight-line rent receivables represent the current net cumulative rents recognized prior to when billed and collectible, as provided by the terms of the leases. The following is a summary of straight-line rent receivables, which are included in accounts receivable, net, in our consolidated balance sheets and are reduced for allowances for doubtful accounts:

	March 31, 2014	December 31, 2013
	(In thousands)
Straight-line rent receivables, net	$13,271	$12,645

The Company provides an allowance for doubtful accounts against the portion of accounts receivable, including straight-line rents, which is estimated to be uncollectible. Such allowances are reviewed periodically based upon our recovery experience. The Company also evaluates the probability of collecting future rent which is recognized currently under a straight-line methodology. This analysis considers the long term nature of our leases, as a certain portion of the straight-line rent currently recognizable will not be billed to the tenant until future periods. Our experience relative to unbilled straight-line rent receivable is that a certain portion of the amounts recorded as straight-line rental revenue are never collected from (or billed to) tenants due to early lease terminations. For that portion of the recognized deferred rent that is not deemed to be probable of collection, an allowance for doubtful accounts has been provided. Accounts receivable are shown net of an allowance for doubtful accounts of $2.6 million and $2.8 million as of March 31, 2014 and December 31, 2013, respectively.

Tenant recoveries are recoveries from tenants that are established in the leases or computed based upon a formula related to real estate taxes, insurance and other property operating expenses and are generally recognized as revenues in the period in which the related costs are incurred. The Company makes certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. The Company does not expect the actual results to materially differ from the estimated reimbursement.

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

Loss Per Share

Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per share is calculated similarly; however, it reflects potential dilution of securities by adding other potential shares of common stock, including stock options and nonvested restricted stock, to the weighted-average number of shares of common stock outstanding for the period. For the three months ended March 31, 2014 and 2013, there were 3,294,071 and 2,610,485 stock options outstanding, respectively, that potentially could be converted into shares of common stock and 219,642 and 293,237 shares of nonvested restricted stock outstanding, respectively. These stock options and shares of restricted stock have been excluded from this computation, as their effect is anti-dilutive. The Company had the following weighted-average shares outstanding:

	For the three months ended March 31,
	2014	2013
Weighted average shares - basic and diluted	56,129,522	49,332,151

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

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table sets forth information regarding the Company's financial and non-financial instruments that are measured at fair value on a recurring and non-recurring basis by the above categories:

	Total Fair Value Measurement	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2014
Recurring basis:
Assets:
Interest rate cap	$40	$—	$40	$—
Liabilities:
Interest rate swap	$(286)	$—	$(286)	$—
December 31, 2013
Recurring basis:
Assets:
Interest rate cap	$45	$—	$45	$—
Non-recurring basis:
Investment in Real Estate	$33,475	$—	$—	$33,475

The Company uses interest rate swaps and caps to mitigate the effect of interest rate movements on its variable-rate debt. The Company has one interest rate swap and one interest rate cap as of March 31, 2014 and the interest rate swap qualified for hedge accounting. The interest rate swap has met the effectiveness test criteria since inception and changes in its fair value is reported in other comprehensive income (loss) ("OCI/L") and is reclassified into earnings in the same period or periods during which the hedged item affects earnings. The interest rate cap did not qualify for hedge accounting and so the changes in its fair value are reported in earnings during the period incurred. The fair value of the Company's interest rate hedges, classified under Level 2, are determined based on prevailing market data for contracts with matching durations, current and anticipated LIBOR information, consideration of the Company's credit standing, credit risk of the counterparty, and reasonable estimates about relevant future market conditions. See Note 6 for additional information regarding the Company's interest rate hedging instruments.

The Company's financial instruments are short term in nature and as such their fair values approximate their carrying amount in our consolidated financial statements except for debt. As of March 31, 2014 and December 31, 2013, management’s estimates of fair value are presented below. The Company estimated the fair value of the debt by using a future discounted cash flow analysis based on the use and weighting of multiple market inputs. Based on the frequency and availability of market data, the inputs used to measure the estimated fair value of debt are Level 3 inputs. The primary sensitivity in these calculations is based on the selection of appropriate discount rates.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Fixed-rate debt	$1,048,340	$1,043,286	$1,021,432	$1,013,726
Variable-rate debt	325,916	327,207	433,114	434,508
Total mortgages, notes and loans payable	$1,374,256	$1,370,493	$1,454,546	$1,448,234

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

	Gross Asset	Accumulated Amortization	Net Carrying Amount
	(In thousands)
March 31, 2014
Deferred lease costs	$47,020	$(13,270)	$33,750
Deferred financing costs	18,689	(5,180)	13,509
Total	$65,709	$(18,450)	$47,259

December 31, 2013
Deferred lease costs	$43,570	$(12,039)	$31,531
Deferred financing costs	18,979	(4,455)	14,524
Total	$62,549	$(16,494)	$46,055

Asset Retirement Obligations
The Company evaluates any potential asset retirement obligations, including those related to disposal of asbestos containing materials and environmental remediation liabilities. The Company recognizes the fair value of such obligations in the period incurred if a reasonable estimate of fair value can be determined. As of March 31, 2014 and December 31, 2013, a preliminary estimate of the cost of the environmental remediation liability was approximately $4.8 million and $4.7 million, respectively, which is included in accounts payable and accrued expenses, net on the Company's consolidated balance sheets. The ultimate cost of remediation to be incurred by the Company in the future may differ from the estimates as of March 31, 2014.

 Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. For example, estimates and assumptions have been made with respect to fair values of assets and liabilities for purposes of applying the acquisition method of accounting, the useful lives of assets, capitalization of development and leasing costs, recoverable amounts of receivables, impairment of long-lived assets, valuation of hedging instruments and fair value of debt. Actual results could differ from these and other estimates.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassification

As a result of the disposition of Boulevard Mall, certain prior period amounts included on the Company's consolidated statements of operations and comprehensive loss and related notes have been reclassified to discontinued operations for the prior periods presented.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, "Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which requires entities to disclose only disposals representing a strategic shift in operations as discontinued operations. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new standard is effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in the financial statements previously issued or available for issuance. We are evaluating the impact that this update may have on the Company's consolidated financial statements.

NOTE 3                                             PREPAID EXPENSES AND OTHER ASSETS, NET

The following table summarizes the significant components of prepaid expenses and other assets, net:

	March 31, 2014	December 31, 2013
	(In thousands)
Above-market tenant leases, net (Note 2)	$61,850	$68,683
Deposits	1,585	682
Below-market ground leases, net (Note 2)	1,750	1,781
Prepaid expenses	4,346	4,776
Other	505	330
Total prepaid expenses and other assets, net	$70,036	$76,252

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4                                                   MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable are summarized as follows:

	March 31, 2014	December 31, 2013	Interest Rate at March 31, 2014	Scheduled Maturity Date
Fixed-rate debt:	(in thousands)
Steeplegate	$47,488	$47,970	4.94%	August 2014
Greenville Mall (1)	41,178	41,375	5.29	December 2015
Vista Ridge Mall	70,604	71,270	6.87	April 2016
Washington Park Mall	10,780	10,872	5.35	April 2016
The Centre at Salisbury (1)	115,000	115,000	5.79	May 2016
The Mall at Turtle Creek	78,362	78,615	6.54	June 2016
Collin Creek	59,686	60,206	6.78	July 2016
Bayshore Mall	—	27,720	—	—
Grand Traverse	60,185	60,429	5.02	February 2017
Sikes Senter	55,051	55,494	5.20	June 2017
Knollwood Mall	36,003	36,281	5.35	October 2017
West Valley Mall (1)(2)	59,000	—	3.24	September 2018
Pierre Bossier	47,209	47,400	4.94	May 2022
Pierre Bossier Anchor	3,697	3,718	4.85	May 2022
Southland Center (MI)	76,905	77,205	5.09	July 2022
Chesterfield Towne Center (1)	109,317	109,737	4.75	October 2022
Animas Valley	50,692	50,911	4.41	November 2022
Lakeland Mall (1)	68,939	69,241	4.17	March 2023
Valley Hills Mall (1)	67,296	67,572	4.47	July 2023
Total fixed-rate debt	$1,057,392	$1,031,016
Less: Market rate adjustments	(9,052)	(9,583)
	$1,048,340	$1,021,433
Variable-rate debt:
NewPark Mall (1)(3)	$65,916	$66,113	4.20%	May 2017
West Valley Mall (1)	—	59,000	—	September 2018
2013 Term Loan (4)	260,000	260,000	2.50	November 2018
2013 Revolver (4)	—	48,000	—	November 2017
Total variable-rate debt:	$325,916	$433,113

Total mortgages, notes and loans payable	$1,374,256	$1,454,546

Explanatory Notes:

(1) See the significant property loan refinancings and acquisitions table below under "—Property-Level Debt" in this Note 4 for additional information regarding the debt related to each property.
(2) As of December 31, 2013, the interest rate related to West Valley Mall was variable rate at LIBOR plus 175 basis points. During the three months ended March 31, 2014, the Company entered into a swap transaction and now has a fixed interest rate of 3.24%. See Note 6 for further details.
(3) LIBOR (30 day) plus 405 basis points.
(4) LIBOR (30 day) plus 235 basis points.

Property-Level Debt

The Company had individual property-level debt (the “Property-Level Debt”) on 18 of its 34 assets, representing $1.1 billion (excluding $9.1 million of market rate adjustments) as of March 31, 2014. As of March 31, 2014, the Property-Level Debt had a weighted average interest rate of 5.2% and an average remaining term of 4.8 years. The Property-Level Debt is generally non-recourse to the Company and is stand-alone (i.e., not cross-collateralized) first mortgage debt with the exception of customary contingent guarantees/indemnities.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended March 31, 2014, the Company retired the $27.6 million mortgage debt balance on Bayshore Mall.
During the three months ended March 31, 2014, there were no significant property loan refinancings. The following is a summary of significant property loan refinancings and acquisitions that occurred during the year ended December 31, 2013 ($ in thousands):

Property	Date	Balance at Date of Refinancing	Interest Rate	Balance of New Loan	New Interest Rate	Net Proceeds (1)	Maturity
December 31, 2013
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
(4) The loan is interest-only for the first three years and amortizes on a 30 year schedule thereafter. The loan has a five year extension option subject to the fulfillment of certain conditions. During the three months ended March 31, 2014, the Company entered into a swap transaction and the interest rate now has a fixed interest rate of 3.24%.
(5) The loan is interest-only. In conjunction with the acquisition of the Centre at Salisbury the Company guaranteed a maximum amount of $3.5 million until certain financial covenants are met for two consecutive years.

Corporate Facilities

2013 Senior Facility

On November 22, 2013, the Company entered into a $510.0 million secured credit facility that provides borrowings on a revolving basis of up to $250.0 million (the "2013 Revolver") and a $260.0 million senior secured term loan (the "2013 Term Loan" and together with the 2013 Revolver, the "2013 Senior Facility"). Borrowings on the 2013 Senior Facility bear interest at LIBOR plus 185 to 300 basis points based on the Company's corporate leverage. Proceeds from the 2013 Senior Facility were used to retire the Company's 2012 Senior Facility, including the 2012 Revolver and the 2012 Term Loan (as each term is defined below), and the $70.9 million non-recourse mortgage loan on The Southland Mall in California prior to its maturity date in January 2014. The Company has the option, subject to the satisfaction of certain conditions precedent, to exercise an "accordion" provision to increase the commitments under the 2013 Revolver and/or incur additional term loans in the aggregate amount of $250.0 million such that the aggregate amount of the commitments and outstanding loans under the 2013 Secured Facility does not exceed $760.0 million. During the three months ended March 31, 2014, the Company exercised a portion of its "accordion" feature on the 2013 Senior Facility to increase the available borrowings of the 2013 Revolver thereunder from $250.0 million to $285.0 million. The term and rates of the Company's 2013 Senior Facility were otherwise unchanged.

The 2013 Revolver has an initial term of four years with a one year extension option and the 2013 Term Loan has a term of five years. During the three months ended March 31, 2014, the Company borrowed an additional $10.0 million under the 2013 Revolver, bringing the then outstanding balance on the 2013 Revolver to $58.0 million. During the three months ended March 31, 2014, the Company repaid the $58.0 million outstanding balance on the 2013 Revolver. As a result, there was no outstanding balance as of March 31, 2014.

The Company is required to pay an unused fee related to the 2013 Revolver equal to 0.20% per year if the aggregate unused amount is greater than or equal to 50% of the 2013 Revolver or 0.30% per year if the aggregate unused amount is less than 50% of the 2013 Revolver.  The default interest rate following a payment event of default under the 2013 Senior Facility is 3.00% more than the then-applicable interest rate. During the three months ended March 31, 2014, the Company incurred $0.2 million of unused fees related to the 2013 Revolver.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2013 Senior Facility contains representations and warranties, affirmative and negative covenants and defaults that are customary for such a real estate loan. In addition, the 2013 Senior Facility requires compliance with certain financial covenants, including borrowing base loan to value and debt yield, corporate maximum leverage ratio, minimum ratio of adjusted consolidated earnings before interest, tax, depreciation and amortization to fixed charges, minimum tangible net worth, minimum mortgaged property requirement, maximum unhedged variable rate debt and maximum recourse indebtedness. Failure to comply with the covenants in the 2013 Senior Facility would result in a default thereunder and, absent a waiver or an amendment from our lenders, permit the acceleration of all outstanding borrowings under the 2013 Senior Facility. No assurance can be given that we would be successful in obtaining such waiver or amendment in this current financial climate, or that any accommodations that we were able to negotiate would be on terms as favorable as those in the 2013 Senior Facility. In addition, any such default may result in the cross-default of our other indebtedness. As of March 31, 2014, the Company was in compliance with all of the debt covenants related to the 2013 Senior Facility.

As of March 31, 2014, $1.9 billion of land, buildings and equipment (before accumulated depreciation) have been pledged as collateral for our mortgages, notes and loans payable. Certain mortgage notes payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance. The weighted-average interest rate on our collateralized mortgages, notes and loans payable was approximately 4.7% and 4.6% as of March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014, the average remaining term was 4.8 years.

As of March 31, 2014, the Company issued letters of credit totaling $5.0 million in connection with three of its properties.

2012 Senior Facility and Subordinated Facility

On January 12, 2012, the Company entered into a senior secured credit facility that provided borrowings on a revolving basis of up to $50.0 million (the "2012 Revolver") and a senior secured term loan (the "2012 Term Loan" and together with 2012 Revolver, the "2012 Senior Facility"). The interest rate during the year ended 2012 was renegotiated from LIBOR plus 5.0% (with a LIBOR floor of 1.0%) to LIBOR plus 4.5% (with no LIBOR floor). In conjunction with the Company's entrance into the 2013 Senior Facility, the 2012 Senior Facility was terminated.

The Company was required to pay an unused fee related to the 2012 Revolver equal to 0.30% per year if the aggregate unused amount was greater than or equal to 50% of the 2012 Revolver or 0.25% per year if the aggregate unused amount was less than 50% of the 2012 Revolver. During the three months ended March 31, 2013, the Company incurred $0.1 million of unused fees related to the 2012 Revolver.

During 2012, the Company also entered into a subordinated unsecured revolving credit facility (the "Subordinated Facility") with a wholly-owned subsidiary of Brookfield Asset Management, Inc., a related party, which bore interest at LIBOR (with a LIBOR floor of 1%) plus 8.50%. The default interest rate following a payment event of default under the Subordinated Facility was 2.00% more than the then-applicable interest rate. Interest was payable monthly.  In addition, the Company was required to pay a semiannual revolving credit fee of $0.3 million. On November 22, 2013, in conjunction with the Company's entrance into the 2013 Senior Facility, the Subordinated Facility was terminated.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5                                           ACCOUNTS PAYABLE AND ACCRUED EXPENSES, NET

The following table summarizes the significant components of accounts payable and accrued expenses, net:

	March 31, 2014	December 31, 2013
	(In thousands)
Below-market tenant leases, net (Note 2)	$37,172	$40,247
Construction payable	13,051	21,821
Accounts payable and accrued expenses	9,202	10,310
Accrued dividend	9,884	6,454
Accrued interest	4,011	4,213
Accrued real estate taxes	7,596	5,640
Deferred income	4,941	6,539
Accrued payroll and other employee liabilities	2,186	7,942
Tenant and other deposits	1,261	1,249
Asset retirement obligation liability	4,805	4,745
Derivative liability	286	—
Other	784	523
Total accounts payable and accrued expenses, net	$95,179	$109,683

NOTE 6                                           DERIVATIVES

Cash Flow Hedges of Interest Rate Risk

The Company records its derivative instruments in its consolidated balance sheets at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative, whether the derivative has been designated as a hedge and, if so, whether the hedge has met the criteria necessary to apply hedge accounting.

The Company's objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from the counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

The effective portion of changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) ("AOCI/L") and is subsequently reclassified into earnings in the period in which the hedged forecasted transactions affect earnings. During the three months ended March 31, 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate borrowings. The ineffective portion of the change in fair value of the derivatives is recognized in earnings. During the three months ended March 31, 2014, the Company recorded no hedge ineffectiveness for the interest rate swap.

Amounts reported in AOCI/L related to derivatives are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of March 31, 2014, the Company expects that an additional $0.8 million will be reclassified as an increase to interest expense over the next 12 months.

Interest Rate Swap

The Company entered into an interest rate swap to hedge the risk of changes in cash flows on borrowings related to the West Valley Mall during the three months ended March 31, 2014. The interest related to this loan was computed at a variable rate of LIBOR

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

+ 1.75% and the Company swapped this for a fixed rate of 3.24%. The interest rate swap protects the Company from increases in the hedged cash flows attributable to increases in LIBOR. The interest rate swap matures in June 2018.

As of March 31, 2014, the Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
		(in thousands)
Interest rate swap	1	$59,000

Non-Designated Hedges - Interest Rate Caps

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the hedge accounting requirements. Changes in the fair value of the derivative not designated as hedges are recorded directly in earnings. For the three months ended March 31, 2014, such amounts equaled $0.01 million. The Company did not have any non-designated hedges during the three months ended March 31, 2013. As of March 31, 2014, the Company had the following outstanding derivative that was not designated as a hedge in qualifying hedging relationships:

Interest Rate Derivative	Number of Instruments	Notional Amount
		(in thousands)
Interest rate cap	1	$66,500

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Company's consolidated balance sheet as of March 31, 2014 and December 31, 2013:

Instrument Type	Location in consolidated balance sheets	Notional Amount	Designated Benchmark Interest Rate	Strike Rate	Fair Value at March 31, 2014	Fair Value at December 31, 2013	Maturity Date
Derivative not designated as hedging instruments		(dollars in thousands)
Interest Rate Cap	Prepaid expenses and other assets, net	$66,500	One-month LIBOR	4.5%	$40	$45	May 2016
Derivative designated as hedging instruments
Pay fixed / receive variable rate swap	Accounts payable and accrued expenses, net	59,000	One-month LIBOR	1.5%	(286)	—	June 2018

The table below presents the effect of the Company’s derivative financial instruments on the Company's consolidated statement of operations and comprehensive loss for the three months ended March 31, 2014. The Company had no cash flow hedges during the three months ended March 31, 2013.

	Gain (Loss) Recognized in OCI/L (Effective Portion)		Location of Losses Reclassified from OCI/L Into Earnings (Effective Portion)	Loss Recognized in Earnings (Effective Portion)		Location of Gain (Loss) Recognized in Earnings (Ineffective Portion)	Gain Recognized in Earnings (Ineffective Portion)
	March 31,			March 31,			March 31,
Hedging Instrument	2014	2013		2014	2013		2014	2013
	(dollars in thousands)
Pay fixed / receive variable rate swap	$(411)	—	Interest expense	$125	—	n.a.	$—	—

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Risk-Related Contingent Features

The Company has an agreement with its derivative counterparty that contains a provision where if the Company defaults on any of its indebtedness, including a default where by repayment of such indebtedness has not been accelerated by the lender, the Company could also be declared in default on its derivative obligations. The Company has not posted any collateral related to this agreement. As of March 31, 2014, the fair value of the derivative liability, which includes accrued interest but excludes any adjustment for nonperformance risk, related to this agreement was $0.3 million. If the Company had breached this provision as of March 31, 2014, it would have been required to settle its obligations under the agreement at its termination value of $0.3 million.

NOTE 7                                                  DISPOSITIONS, DISCONTINUED OPERATIONS AND GAINS (LOSSES) ON DISPOSITIONS OF INTEREST IN OPERATING PROPERTIES

The Company's disposition, for the periods presented, are included in loss from discontinued operations in the Company's consolidated statements of operations and comprehensive loss and are summarized in the table set forth below.

In June 2013, the Company conveyed its interest in Boulevard Mall to the lender of the loan related to the property. The property had been transferred to special servicing in January 2013 and was conveyed to the lender in June 2013 in full satisfaction of the debt. Additionally, the conveyance of the property was structured as a reverse like-kind exchange transaction under Internal Revenue Code of 1986 (IRC) Section 1031 for income tax purposes.

For the three months ended March 31,
2013
(in thousands)
Total revenues	$2,387
Operating expenses including depreciation and amortization	1,680
Provision for impairment	21,661
Total expenses	23,341

Operating loss	(20,954)
Interest expense	(1,690)
Loss from discontinued operations	$(22,644)
Loss from discontinued operations per share-Basic and Diluted	$(0.46)

NOTE 8                                                   INCOME TAXES

The Company has elected to be taxed as a REIT beginning with the filing of its tax return for the 2011 fiscal year. As of March 31, 2014, the Company has met the requirements of a REIT and has filed its tax returns for the 2012 fiscal year accordingly. Subject to its ability to meet the requirements of a REIT, the Company intends to maintain this status in future periods.

To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including requirements to distribute at least 90% of its ordinary taxable income and to either distribute capital gains to stockholders, or pay corporate income tax on the undistributed capital gains. In addition, the Company is required to meet certain asset and income tests.

As a REIT, the Company will generally not be subject to corporate level federal income tax on taxable income that it distributes currently to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates, including any applicable alternative minimum tax, and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income or property, and to federal income and excise taxes on its undistributed taxable income.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has a subsidiary that it elected to treat as a taxable REIT subsidiary (TRS), which is subject to federal and state income taxes. For the three months ended March 31, 2014 and 2013, the Company incurred approximately $0.02 million and $0.03 million, respectively, in taxes associated with the TRS.

NOTE 9                                                    COMMON STOCK

On January 13, 2014, the Company issued 8,050,000 shares of common stock in an underwritten public offering at a public offering price of $19.50 per share. Net proceeds of the public offering were approximately $150.7 million after deducting the underwriting discount.

During the year ended December 31, 2013, 359,056 shares of the Company's Class B common stock were converted into 359,056 shares of the Company's common stock, at the request of the then holders of the Class B common stock. During the year ended December 31, 2013, the Company also sold 10,559 shares of common stock which was held as treasury stock at a stock price of $17.91 per share.

Brookfield Asset Management, Inc. and its affiliates (collectively, “Brookfield”) owned approximately 33.6% of the Company's common stock as of March 31, 2014.

Dividends

On February 27, 2014, the Company's Board of Directors declared a first quarter common stock dividend of $0.17 per share, which was paid on April 30, 2014 to stockholders of record on April 15, 2014.

NOTE 10                                                    STOCK BASED COMPENSATION PLANS

Incentive Stock Plans

On January 12, 2012, the Company adopted the Rouse Properties, Inc. 2012 Equity Incentive Plan ("the Equity Plan").

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

The following tables summarize stock option activity for the Equity Plan for the three months ended March 31, 2014 and 2013:

	2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock options outstanding at January 1,	2,579,171	$15.14	1,945,643	$14.64
Granted	750,300	18.40	695,900	16.48
Exercised	—	—	—	—
Forfeited	(35,400)	15.13	(31,058)	14.25
Expired	—	—	—	—
Stock options outstanding at March 31,	3,294,071	$15.89	2,610,485	$15.14

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Stock Options Outstanding (1)
Issuance	Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price
March 2012	1,500,514	8.00	$14.72
May 2012	21,900	8.17	13.71
August 2012	36,400	8.42	13.75
October 2012	297,257	8.58	14.47
February 2013	687,700	8.92	16.48
February 2014	750,300	9.92	18.40
Stock options outstanding at March 31, 2014	3,294,071	8.69	$15.89

Explanatory Note:

(1) As of March 31, 2014, 808,857 stock options became fully vested and are currently exercisable. As of March 31, 2014, the intrinsic value of these options was $1.8 million, and such stock options had a weighted average stock price of $14.99 and a weighted average remaining contractual term of 8.22 years.

The Company recognized $0.4 million and $0.3 million in compensation expense related to the stock options for the three months ended March 31, 2014 and 2013, respectively, which are recorded in general and administrative on the Company's consolidated statements of operations and comprehensive loss.

Restricted Stock

Pursuant to the Equity Plan, the Company granted restricted stock to certain employees and non-employee directors.  The vesting terms of these grants are specific to the individual grant, and are generally 3 to 4 year periods. In general, participating employees are required to remain employed for vesting to occur (subject to certain limited exceptions).  In the event that a participating employee ceases to be employed by the Company, any shares that have not vested will generally be forfeited. Dividends are paid on restricted stock and are not returnable, even if the underlying stock does not ultimately vest.

The following table summarizes restricted stock activity for the three months ended March 31, 2014 and 2013:

	2014		2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock grants outstanding at January 1,	278,617	$14.85	263,669	$14.69
Granted	42,489	18.40	36,573	16.48
Forfeited	—	—	(4,160)	14.72
Canceled	—	—	—	—
Vested	(101,464)	14.95	(2,845)	16.48
Nonvested restricted stock grants outstanding at March 31,	219,642	$15.49	293,237	$14.87

The 4,160 shares of restricted stock that were forfeited during the three months ended March 31, 2013 will be held in treasury for future restricted stock or option issuances.

The weighted average remaining contractual term (in years) of granted, nonvested restricted awards as of March 31, 2014 was 1.4 years.

The Company recognized $0.4 million in compensation expense related to the restricted stock for each of the three months ended March 31, 2014 and 2013, which are recorded in general and administrative on the Company's consolidated statements of operations and comprehensive loss.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Disclosures

The estimated values of options granted in the stock option activity table above are based on the Black-Scholes pricing model using the assumptions in the table below.  The estimate of the risk-free interest rate are based on the average of a 5- and 10-year U.S. Treasury note on the date the options were granted.  The estimate of the dividend yield and expected volatility is based on certain historical and future projections of the Company.  The expected life is computed using the simplified method as the Company does not have historical stock option data. The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model with the following 2014 weighted-average assumptions:

Risk-free interest rate	1.83%
Dividend yield	3.70%
Expected volatility	27.75%
Expected life (in years)	6.5

As of March 31, 2014, there was $10.2 million of total unrecognized compensation expense related to all nonvested options and restricted stock grants. Of this total, $2.9 million in 2014, $3.1 million in 2015, $2.4 million in 2016, $1.1 million in 2017, $0.6 million in 2018 and $0.1 million in 2019, will be recognized, respectively.  These amounts may be impacted by future grants, changes in forfeiture estimates or vesting terms, and actual forfeiture rates differing from estimated forfeiture rates.

NOTE 11                                            NON-CONTROLLING INTEREST

The non-controlling interest on the Company's consolidated balance sheets represents Series A Cumulative Non-Voting Preferred Stock ("Preferred Shares") of Rouse Holdings, Inc. (Holdings), a subsidiary of Rouse. Holdings issued 111 Preferred Shares at a par value of $1,000 per share to third parties on June 29, 2012. The Preferred Shareholders are entitled to a cumulative preferential annual cash dividend of 12.5%. These Preferred Shares may only be redeemed at the option of Holdings for $1,000 per share plus all accrued and unpaid dividends. Furthermore, in the event of a voluntary or involuntary liquidation of Holdings, the Preferred Shareholders are entitled to a liquidation preference of $1,000 per share plus all accrued and unpaid dividends. The Preferred Shares are not convertible into or exchangeable for any property or securities of Holdings.

NOTE 12                                            RELATED PARTY TRANSACTIONS

Transition Services Agreement with GGP

The Company entered into a transition services agreement with GGP whereby GGP or its subsidiaries provided to the Company, on a transitional basis, certain specified services for various terms not exceeding 18 months following the spin-off. The services that GGP provided to the Company included, among others, payroll, human resources and employee benefits, financial systems management, treasury and cash management, accounts payable services, telecommunications services, information technology services, asset management services, legal and accounting services and various other corporate services. The charges for the transition services generally were intended to allow GGP to fully recover their costs directly associated with providing the services, plus a level of profit consistent with an arm’s length transaction together with all out-of-pocket costs and expenses. The charges of each of the transition services were generally based on an hourly fee arrangement and pass-through out-of-pocket costs. As of December 31, 2013, the transition services agreement with GGP was terminated. For the three months ended March 31, 2013, costs associated with the transition services agreement were $0.1 million.

Office Lease with Brookfield

Upon its spin-off from GGP, the Company assumed a 10-year lease agreement with Brookfield, as landlord, for office space for its corporate office in New York City. Costs associated with the office lease were $0.3 million for each of the three months ended March 31, 2014 and 2013. There are no outstanding amounts payable as of March 31, 2014 and December 31, 2013.  In addition, the landlord completed the build out of the Company's office space during 2012 for $1.7 million and there were no outstanding costs payable as of March 31, 2014. The costs associated with the build out of the Company's office space were capitalized in buildings and equipment on the Company's consolidated balance sheets.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2012, the Company entered into a 5-year lease agreement with Brookfield, as landlord, for office space for its regional office in Dallas, Texas. The lease commenced in October 2012 with no payments due for the first 12 months. During April 2013, the Company amended the lease and expanded its current space. Effective December 30, 2013, the Brookfield subsidiary sold the office building in which the office space is located to a third party.

Subordinated Credit Facility with Brookfield

On the Spin-Off Date, the Company entered into the Subordinated Facility with a wholly-owned subsidiary of Brookfield, as lender, for a $100.0 million revolving credit facility.  The Company paid a one time upfront fee of $0.5 million related to this facility in 2012. In addition, the Company was required to pay a semi-annual revolving credit fee of $0.3 million related to this facility. On November 22, 2013, in conjunction with the Company's entrance into the 2013 Senior Facility, the Subordinated Facility was terminated (see Note 4).

Business Infrastructure Costs

Upon its spin-off from GGP, the Company commenced the development of its information technology platform. The development of this platform requires us to purchase, design and create various information technology applications and infrastructure. Brookfield Corporate Operations, LLC ("BCO") has been engaged to assist in the project development and to procure the various applications and infrastructure of the Company. The Company incurred approximately $0.1 million and $1.7 million of infrastructure costs during the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, the Company had $8.2 million of infrastructure costs which were capitalized in buildings and equipment on the Company's consolidated balance sheets, of which there were no costs outstanding and payable.

Financial Service Center

During 2013, the Company engaged BCO's financial service center to manage certain administrative services of Rouse, such as accounts payable and receivable, employee expenses, lease administration, and other similar types of services. Approximately $0.5 million and $0.3 million in costs were incurred for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and December 31, 2013, there were no costs outstanding and payable.

The Company was also required to pay a monthly information technology services fee to BCO. Approximately $0.8 million and $0.5 million in costs were incurred for the three months ended March 31, 2014 and 2013, respectively, of which there were no costs outstanding and payable as of March 31, 2014 and December 31, 2013.

Demand Deposit from Brookfield U.S. Holdings

In August 2012, the Company entered into an agreement with Brookfield U.S. Holdings (U.S. Holdings) to place funds into an interest bearing account which earns interest at LIBOR plus 1.05% per annum. The demand deposit is secured by a note from U.S. Holdings and guaranteed by Brookfield Asset Management Inc. The demand deposit had an original maturity of February 14, 2013 and has now been extended to August 14, 2014. However, the Company may demand the funds earlier by providing U.S. Holdings with three days notice. The Company earned approximately $0.2 million in interest income for each of the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, the Company has $50.1 million on deposit with U.S. Holdings, which is recorded as a demand deposit from affiliate on the Company's consolidated balance sheets. As of December 31, 2013, the Company had no outstanding deposit with U.S. Holdings.

NOTE 13                                     SUBSEQUENT EVENTS

In April 2014, the loan associated with the Steeplegate Mall was transferred to special servicing. Rouse has not commenced any discussions with the special servicer as of the date of this report regarding this loan, however there is a heightened probability of this asset being conveyed to its lender absent substantive renegotiation.

On May 1, 2014, the Company's Board of Directors declared a second quarter common stock dividend of $0.17 per share which will be paid on July 31, 2014 to stockholders of record on July 15, 2014.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has executed a contract and completed its due diligence to acquire Bel Air Mall, in Mobile, Alabama, for approximately $135.0 million.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All references to numbered Notes are to specific footnotes to our consolidated financial statements included in this Quarterly Report and which descriptions are incorporated into the applicable response by reference. The following discussion should be read in conjunction with such consolidated financial statements and related Notes. Capitalized terms used, but not defined, in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) have the same meanings as in such Notes.

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

There are several factors, many beyond our control, which could cause results to differ materially from our expectations, some of which are described in "Item 1A. Risk Factors" in our Annual Report.  These factors are incorporated herein by reference. Any factor could by itself, or together with one or more other factors, adversely affect our business, results of operations or financial condition.
Overview—Introduction
As of March 31, 2014, our portfolio consisted of 34 regional malls in 21 states totaling over 23.5 million square feet of retail and ancillary space which are 89.9% leased and 86.1% occupied. We elected to be treated as a REIT beginning with the filing of our federal income tax return for the 2011 taxable year. As of March 31, 2014, we have met the requirements of a REIT and have filed our tax returns for the 2012 fiscal year accordingly. Subject to our ability to meet the requirements of a REIT, we intend to maintain this status in future periods.
The majority of the income from our properties is derived from rents received through long-term leases with retail tenants. These long-term leases generally require the tenants to pay base rent which is a fixed amount specified in the lease. The base rent is often subject to scheduled increases during the term of the lease. Our financial statements refer to this as "minimum rents." Certain of our leases also include a component which requires tenants to pay amounts related to all or substantially all of their share of real estate taxes and certain property operating expenses, including common area maintenance and insurance. The revenue earned attributable to real estate tax and operating expense recoveries are recorded as "tenant recoveries." Another component of income is overage rent. Overage rent is paid by a tenant when its sales exceed an agreed upon minimum amount. Overage rent is calculated by multiplying the tenant's sales in excess of the minimum amount by a percentage defined in the lease. Overage rent is typically earned in the fourth quarter.
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
Overview—Basis of Presentation
We were formed in August 2011 for the purpose of holding certain assets and assuming certain liabilities of GGP. Following the distribution of these assets and liabilities to us on January 12, 2012, we began operating our business as a stand-alone owner and operator of regional malls. The financial information included in this Quarterly Report has been presented on a consolidated basis for the periods presented.
Recent Developments

In January 2014, we issued 8,050,000 shares of common stock in an underwritten public offering at a public offering price of $19.50 per share and raised approximately $150.7 million after deducting the underwriting discount. The proceeds from the offering were used in part to pay down the $48.0 million outstanding balance on the 2013 Revolver as of December 31, 2013, as well as, the additional $10.0 million that we borrowed during the three months ended March 31, 2014. In January 2014, we increased our demand deposit with Brookfield by $50.0 million with proceeds from the offering. The remaining proceeds from the offering will be used for general corporate purposes, including to fund future acquisitions, working capital and other needs.

In February 2014, we retired the $27.6 million outstanding mortgage debt balance on Bayshore Mall.

In February 2014, the Board of Directors declared a first quarter common stock dividend of $0.17 per share which was paid on April 30, 2014 to stockholders of record on April 15, 2014.

In March 2014, we exercised a portion of the accordion feature on our 2013 Senior Facility to increase the available borrowings of our 2013 Revolver thereunder from $250.0 million to $285.0 million.

Results of Operations
As of March 31, 2014, our total portfolio consisted of 34 properties (which excludes Boulevard Mall, which was disposed of during the year ended December 31, 2013). Properties that were owned and in operation as of January 1, 2013, excluding properties that are or will be undergoing construction to convert assets from enclosed malls to open air power centers and one asset that has been reclassified as a special consideration asset(1) are referred to as our Same Property portfolio. As of March 31, 2014, our Same Property portfolio consisted of 28 properties. The following table identifies which of our properties were excluded from our Same Property portfolio:

Property	Location
Acquisitions:
Greenville Mall	Greenville, NC
Chesterfield Towne Center	Richmond, VA
The Centre at Salisbury	Salisbury, MD

Re-developments:
Knollwood Mall	St. Louis Park, MN
Gateway Mall	Springfield, OR

Special Consideration Asset:(1)
Steeplegate Mall	Concord, NH

Disposition:
Boulevard Mall	Las Vegas, NV
Explanatory Note:
(1) An asset is designated as special consideration when a property has a heightened probability of being conveyed to its lender absent substantive renegotiation.

Three Months Ended March 31, 2014 compared to the Three Months Ended March 31, 2013

	March 31, 2014	March 31, 2013	$ Change	% Change
	(In thousands)
Revenues:
Minimum rents	$45,970	$38,729	$7,241	18.7%
Tenant recoveries	19,184	16,180	3,004	18.6
Overage rents	1,464	1,450	14	1.0
Other	1,221	1,134	87	7.7
Total revenues	67,839	57,493	10,346	18.0
Expenses:
Property operating costs	16,736	13,607	3,129	23.0
Real estate taxes	6,193	5,714	479	8.4
Property maintenance costs	3,176	3,278	(102)	(3.1)
Marketing	541	651	(110)	(16.9)
Provision for doubtful accounts	193	150	43	28.7
General and administrative	5,941	4,852	1,089	22.4
Depreciation and amortization	21,045	16,107	4,938	30.7
Other	674	497	177	35.6
Total expenses	54,499	44,856	9,643	21.5
Operating income	13,340	12,637	703	5.6

Interest income	172	201	(29)	(14.4)
Interest expense	(17,813)	(19,645)	1,832	9.3
Loss before income taxes and discontinued operations	(4,301)	(6,807)	2,506	36.8
Provision for income taxes	(124)	(35)	(89)	>100.0
Loss from continuing operations	(4,425)	(6,842)	2,417	35.3
Loss from discontinued operations	—	(22,644)	22,644	100.0
Net loss	$(4,425)	$(29,486)	$25,061	85.0

Revenues
Total revenues increased $10.3 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. During 2013, we acquired three properties, Greenville Mall, Chesterfield Towne Center and The Centre at Salisbury, which increased our total revenues by $10.0 million. The remaining $0.3 million was due to an increase in occupancy in our Same Property portfolio.
Operating Expenses
Property operating expenses increased $3.4 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Property operating expenses include property operating costs, real estate taxes, property maintenance costs, marketing, and provision for doubtful accounts. The Same Property portfolio expenses increased by approximately $0.7 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to an increase in utility costs due to the severe weather conditions as well as an increase in administration costs related to employee related costs. In addition, our property operating expenses increased $2.7 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, as a result of the property acquisitions of Greenville Mall, Chesterfield Towne Center and The Centre at Salisbury.

General and administrative expenses increased by $1.1 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 , which was primarily attributable to an increase in employee related costs due to new hires throughout 2013.
Depreciation and amortization expenses increased $4.9 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase was primarily attributable to the properties that we acquired during 2013.
Other Income and Expenses
Interest expense decreased $1.8 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. During the three months ended March 31, 2014, we had a reduction of interest expense due to lower interest rates on the loans we refinanced throughout 2013. We also reduced our interest expense by $0.6 million due to the write-off of market rate adjustments which was related to the payoff of Bayshore Mall. Also included in the decrease of interest expense is $0.9 million of an early extinguishment fee related to the refinancing of Lakeland Mall during the three months ended March 31, 2013.
Loss from discontinued operations for the three months ended March 31, 2013 included the historical operations of Boulevard Mall, as we conveyed our interest in this property to the lender of the loan during 2013. For the three months ended March 31, 2013, loss from discontinued operations included the provision for impairment of $21.7 million related to this property.
Operating Metrics

Leasing Volume

The following table represents the leases signed during the three months ended March 31, 2014:

2014 Leasing Activity(1)(2)	Number of Leases	Square Feet	Term (in years)	Initial Inline Rent PSF (4)(5)	Initial Freestanding Rent PSF (4)(6)	Average Inline Rent PSF (5)(7)	Average Freestanding Rent PSF (6)(7)
New Leases
Under 10,000 sq. ft.	26	80,101	7.7	$26.59	$33.75	$28.77	$36.24
Over 10,000 sq. ft.	5	120,743	11.1	21.00	—	21.19	—
Total New Leases	31	200,844	9.7	23.05	33.75	23.97	36.24

Renewal Leases
Under 10,000 sq. ft.	61	146,408	3.1	$38.85	$19.24	$40.38	$19.25
Over 10,000 sq. ft.	6	150,871	4.1	9.43	—	9.43	—
Total Renewal Leases	67	297,279	3.6	22.86	19.24	23.56	19.25

Sub-Total	98	498,123	6.1	$22.94	$24.12	$23.73	$24.96

Percent in Lieu	11	30,999	n.a.	n.a.	n.a	n.a.	n.a

Total Q1 2014 (3)	109	529,122	6.1	$22.94	$24.12	$23.73	$24.96
Explanatory Notes:

(1) Excludes anchors and specialty leasing. An anchor is defined as a department store or discount department store in traditional spaces whose merchandise appeals to a broad range of shoppers or spaces which are greater than 70,000 square feet.
(2) Represents signed leases as of March 31, 2014.
(3) The total leasing commissions were approximately $4.1 million for the three months ended March 31, 2014. There were no material tenant concessions with respect to the leases signed during the three months ended March 31, 2014.
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

The following table represents our weighted average in-place rent for freestanding and mall space that is less than 10,000 square feet as of March 31, 2014 for our Same Property portfolio:

In-Place Rent < 10k SF (1)
March 31, 2014
Freestanding (2)	$18.92
Mall (3)	$38.80
Total Same Property portfolio	$36.80

Explanatory Notes:

(1) Rent is presented on a cash basis and consists of base minimum rent, common area maintenance costs, and real estate taxes.
(2) Freestanding spaces are outparcel retail locations (locations that are not attached to the primary complex of buildings that comprise a shopping center). Excludes anchor stores.
(3) Mall shop locations excluding anchor and freestanding stores.

New and Renewal Lease Spread

The following table represents leasing and rent spread information for renewals and new leases that we signed during the three months ended March 31, 2014, as compared to the rents of the expiring leases on the same space:

New and Renewal Lease Spread (1)

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF (2)	Average Rent PSF (3)	Expiring Rent PSF (4)	Initial Rent Spread		Average Rent Spread
Three Months Ended March 31, 2014	69	307,227	4.3	$22.46	$23.12	$20.39	$2.08	10.2%	$2.73	13.4%

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
Same Property Material Trends

•
Percentage leased increased to 90.5% as of March 31, 2014 from 89.9% as of March 31, 2013 in our Same Property portfolio. This increase is the result of signing leases representing aggregate space amounts greater than scheduled lease and space expirations since March 31, 2013.

•
Same Property Core NOI was $34.7 million for each of the three months ended March 31, 2014 and 2013. Core NOI has remained constant year over year. See "—Non-GAAP Financial Measures" for a discussion of Core NOI and a reconciliation of Same Property Core NOI and Core NOI from the consolidated net loss as computed in accordance with GAAP.

Liquidity and Capital Resources
Our primary uses of cash include payment of operating expenses, working capital, capital expenditures, debt repayment, including principal and interest, reinvestment in properties, development and redevelopment of properties, acquisitions, tenant allowances, and dividends.
Our primary sources of cash are operating cash flow, refinancings of existing loans, equity offerings, and borrowings under our 2013 Revolver.
Our short-term (less than one year) liquidity requirements include scheduled debt maturities, recurring operating costs, capital expenditures, debt service requirements, and dividend requirements on our shares of common stock. We anticipate that these needs will be met with cash flows provided by operations and funds available under our 2013 Revolver.
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
As of March 31, 2014, our combined contractual debt, excluding non-cash debt market rate adjustments, was approximately $1.38 billion. The aggregate principal and interest payments due on our outstanding indebtedness as of March 31, 2014 was approximately $108.7 million for the year ending 2014 and approximately $120.0 million for the year ending 2015.
Property-Level Debt

We had individual Property-Level Debt on 18 of our 34 assets, representing $1.1 billion (excluding $9.1 million of market rate adjustments) as of March 31, 2014. As of March 31, 2014, the Property-Level Debt had a weighted average interest rate of 5.2% and an average remaining term of 4.8 years. The Property-Level Debt is generally non-recourse to us and is stand-alone (i.e, not cross-collateralized) first mortgage debt with the exception of customary contingent guarantees/indemnities.
During the three months ended March 31, 2014, we retired the $27.6 million mortgage debt balance on Bayshore Mall.
During the three months ended March 31, 2014, there were no significant property loan refinancings. The following is a summary of significant property loan refinancings and acquisitions that occurred during the year ended December 31, 2013 ($ in thousands):

Property	Date	Balance at Date of Refinancing	Interest Rate	Balance of New Loan	New Interest Rate	Net Proceeds (1)	Maturity
December 31, 2013
Lakeland Mall (2)	March 2013	$50,300	5.12%	$70,000	4.17%	$13,400	March 2023
NewPark Mall (3)	May 2013	62,900	7.45%	66,500	LIBOR + 4.05%	1,100	May 2017
Valley Hills Mall	June 2013	51,400	4.73%	68,000	4.47%	15,000	July 2023
Greenville Mall	July 2013	—	—	41,700	5.29%	—	December 2015
West Valley Mall (4)	September 2013	47.1	3.43%	59,000	LIBOR + 1.75%	4.4	September 2018
Chesterfield Towne Center	December 2013	—	—	109,737	4.75%	—	October 2022
The Centre at Salisbury (5)	December 2013	—	—	115	5.79%	—	May 2016
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
(4) The loan is interest-only for the first three years and amortizes on a 30 year schedule thereafter. The loan has a five year extension option subject to the fulfillment of certain conditions. During the three months ended March 31, 2014, we entered into a swap transaction and now has a fixed interest rate of 3.24%.
(5) The loan is interest-only. In conjunction with the acquisition of The Centre at Salisbury, we guaranteed a maximum amount of $3.5 million until certain financial covenants are met for two consecutive years.

Corporate Facilities

2013 Senior Facility

On November 22, 2013, we entered into the 2013 Senior Facility which provides borrowings on the 2013 Revolver of up to $250.0 million and $260.0 million on the 2013 Term Loan. Borrowings on the 2013 Senior Facility bear interest at LIBOR + 185 to 300 basis points based on our corporate leverage. Proceeds from the 2013 Senior Facility were used to retire our 2012 Senior Facility, including the 2012 Revolver and the 2012 Term Loan, and the $70.9 million non-recourse mortgage loan on The Southland Mall in California prior to its maturity date in January 2014. During the three months ended March 31, 2014, we exercised a portion of our "accordion" feature on our 2013 Senior Facility to increase the available borrowings of our 2013 Revolver thereunder from $250.0 million to $285.0 million. The term and rates of our 2013 Senior Facility were otherwise unchanged.

The 2013 Revolver has an initial term of four years with a one year extension option and the 2013 Term Loan has a term of five years. During the three months ended March 31, 2014, we borrowed an additional $10.0 million on the 2013 Revolver bringing the outstanding balance on the 2013 Revolver to $58.0 million. During the three months ended March 31, 2014, we repaid the $58.0 million outstanding balance on the 2013 Revolver and, as a result, there was no outstanding balance as of March 31, 2014.

We are required to pay an unused fee related to the 2013 Revolver equal to 0.20% per year if the aggregate unused amount is greater than or equal to 50% of the 2013 Revolver or 0.30% per year if the aggregate unused amount is less than 50% of the 2013 Revolver.  The default interest rate following a payment event of default under the 2013 Senior Facility is 3.00% more than the then-applicable interest rate. During the three months ended March 31, 2014, we incurred $0.2 million of unused fees related to the 2013 Revolver.

The 2013 Senior Facility contains representations and warranties, affirmative and negative covenants and defaults that are customary for such a real estate loan. In addition, the 2013 Senior Facility requires compliance with certain financial covenants, including borrowing base loan to value and debt yield, corporate maximum leverage ratio, minimum ratio of adjusted consolidated earnings before interest, tax, depreciation and amortization to fixed charges, minimum tangible net worth, minimum mortgaged property requirement, maximum unhedged variable rate debt and maximum recourse indebtedness. Failure to comply with the covenants in the 2013 Senior Facility would result in a default thereunder and, absent a waiver or an amendment from our lenders, permit the acceleration of all outstanding borrowings under the 2013 Senior Facility. No assurance can be given that we would be successful in obtaining such waiver or amendment in this current financial climate, or that any accommodations that we were able to negotiate would be on terms as favorable as those in the 2013 Senior Facility. In addition, any such default may result in the cross-default of our other indebtedness. As of March 31, 2014, we were in compliance with all of the debt covenants related to the 2013 Senior Facility.

2012 Senior Facility

On January 12, 2012, we entered into the 2012 Senior Facility. The interest rate during the year ended 2012 was renegotiated from LIBOR plus 5.0% (with a LIBOR floor of 1.0%) to LIBOR plus 4.5% (with no LIBOR floor). In conjunction with the Company's entrance into the 2013 Senior Facility, the 2012 Senior Facility was terminated.

We were required to pay an unused fee related to the 2012 Revolver equal to 0.30% per year if the aggregate unused amount was greater than or equal to 50% of the 2012 Revolver or 0.25% per year if the aggregate unused amount was less than 50% of the 2012 Revolver. During the three months ended March 31, 2013, we incurred $0.1 million of unused fees related to the 2012 Revolver.

During 2012, we also entered into the Subordinated Facility which bore interest at LIBOR (with a LIBOR floor of 1%) plus 8.50%. The default interest rate following a payment event of default under the Subordinated Facility was 2.00% more than the then-applicable interest rate. Interest was payable monthly.  In addition, we were required to pay a semiannual revolving credit fee of $0.3 million. On November 22, 2013, in conjunction with our entrance into the 2013 Senior Facility, the Subordinated Facility was terminated.

Hedging Instruments

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps and caps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from the counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

The table below presents the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets as of March 31, 2014 and December 31, 2013:

Instrument Type	Location in consolidated balance sheets	Notional Amount	Designated Benchmark Interest Rate	Strike Rate	Fair Value at March 31, 2014	Fair Value at December 31, 2013	Maturity Date
Derivative not designated as hedging instruments		(dollars in thousands)
Interest Rate Cap	Prepaid expenses and other assets, net	$66,500	One-month LIBOR	4.5%	$40	$45	May 2016
Derivative designated as hedging instruments
Pay fixed / receive variable rate swap	Accounts payable and accrued expenses, net	59,000	One-month LIBOR	1.5%	(286)	—	June 2018

Capital Expenditures

Redevelopment

We continue to evaluate and execute the redevelopment of various malls within our portfolio in order to generate increased returns. A component of our business strategy is to identify value creation initiatives for our properties and to then invest capital to reposition and refresh our properties. These redevelopment opportunities are typically commenced in conjunction with leasing activity for the respective space. We anticipate funding our redevelopment projects with the net cash provided by operating activities and corporate and property level borrowings.

The table below describes our current redevelopment projects, which commenced during 2013 (dollars in thousands):

Property	Description	Total Project Square Feet	Total Estimated Project Cost	Cost as of March 31, 2014
Bayshore Mall Eureka, CA	Convert former junior anchor space and unproductive space to accommodate new tenants including recently opened TJ Maxx, Ulta, and The Sports Authority	60,000	$8,300	$5,801

Lansing Mall Lansing, MI	Replace vacant anchor space with Regal Cinema and add multiple outparcels	66,000	$14,900	$12,903

Three Rivers Mall Kelso, WA	Convert anchors and unproductive space to Regal Cinemas, Sportsman's Warehouse and high volume restaurants	103,000	$20,100	$1,473

Knollwood Mall St. Lous Park, MN	De-mall and construct new exterior facing junior boxes, small shops, and a new multi-tenant outparcel building	118,000	$32,200	$2,059

Operating Property Capital Expenditures

The table below describes our current operating property capital expenditures for the three months ended March 31, 2014
(dollars in thousands):

Three Months Ended
(In thousands)	March 31, 2014
Ordinary capital expenditures (1)	$406
Cosmetic capital expenditures	1,609
Tenant improvements and allowances (2)	2,244
Total	$4,259

Explanatory Notes:
(1) Includes non-tenant recurring and non -recurring capital expenditures.
(2) Includes tenant improvements and allowances on current operating properties, excluding anchors and strategic projects.

Summary of Cash Flows
Three Months Ended March 31, 2014 compared to the Three Months Ended March 31, 2013
Cash Flows from Operating Activities
Net cash provided by operating activities was $12.5 million for the three months ended March 31, 2014, which was consistent with net cash provided by operating activities for the three months ended March 31, 2013 of $11.0 million.
Cash Flows from Investing Activities
Net cash provided by (used in) investing activities was $(72.2) million for the three months ended March 31, 2014, compared to $85.8 million for the three months ended March 31, 2013. During the three months ended March 31, 2014. we increased our demand deposit by $50.1 million with Holdings. During the three months ended March 31, 2013, we reduced this same demand deposit by $110.0 million in order to pay down $100.0 million on our 2012 Term Loan.

Cash Flows from Financing Activities
Net cash provided by (used in) financing activities was $61.6 million for the three months ended March 31, 2014, compared to $(91.6) million for the three months ended March 31, 2013.
The increase of $153.2 million in net cash provided by financing activities was primarily due to $150.7 million in net proceeds we received from our common stock offering during the three months ended March 31, 2014. Principal payments were $32.8 million for the three months ended March 31, 2014 compared to $157.0 million for the three months ended March 31, 2013. The reduction in principal payments is primarily due to the $100.0 million paydown on our 2012 Term Loan. During the three months ended March 31, 2014, we also repaid our outstanding balance of $58.0 million on our 2013 Revolver.
Contractual Cash Obligations and Commitments
The following table aggregates our contractual cash obligations and commitments as of March 31, 2014:

	2014	2015	2016	2017	2018	Thereafter	Total
	(in thousands)
Long-term debt-principal(1)	$61,185	$59,151	$336,931	$211,589	$325,821	$388,631	$1,383,308
Interest payments(2)	47,488	60,875	46,454	31,148	25,624	73,726	285,315
Operating lease obligations	1,217	1,221	1,235	1,261	1,147	3,377	9,458
Total	$109,890	$121,247	$384,620	$243,998	$352,592	$465,734	$1,678,081

Explanatory Notes:

(1) Excludes $9.1 million of non-cash debt market rate adjustments.
(2) Based on rates as of March 31, 2014. Variable rates are based on LIBOR rate of 0.15%.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. For example, estimates and assumptions have been made with respect to fair values of assets and liabilities for purposes of applying the acquisition method of accounting, the useful lives of assets, capitalization of development and leasing costs, recoverable amounts of receivables, initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to acquisitions, impairment of long-lived assets, fair value of debt, valuation of stock options granted and hedging instruments. Actual results could differ from these and other estimates.

Critical Accounting Policies
Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. Our critical accounting policies are discussed in our Annual Report and have not changed as of March 31, 2014.

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
In addition, management believes that NOI and Core NOI provide useful information to the investment community about our operating performance. However, due to the exclusions noted above, NOI and Core NOI should only be used as supplemental measures of our financial performance and not as an alternative to GAAP operating income (loss) or net income (loss). For reference, and as an aid in understanding management's computation of NOI and Core NOI, a reconciliation from the consolidated net loss as computed in accordance with GAAP to NOI and Core NOI (including Same Property portfolio Core NOI) is presented below:

	For the three months ended March 31,
	2014			2013
	Consolidated	Discontinued Operations	Total	Consolidated	Discontinued Operations	Total
	(In thousands)
Net loss	$(4,425)	$—	$(4,425)	$(29,486)	$—	$(29,486)
Loss from discontinued operations	—	—	—	22,644	(22,644)	—
Provision for income taxes	124	—	124	35	—	35
Interest expense	17,813		17,813	19,645	1,690	21,335
Interest income	(172)	—	(172)	(201)	—	(201)
Other	674	—	674	497	—	497
Provision for impairment	—		—	—	21,661	21,661
Depreciation and amortization	21,045		21,045	16,107	568	16,675
General and administrative	5,941	—	5,941	4,852	—	4,852
NOI	$41,000	$—	$41,000	$34,093	$1,275	$35,368
Above and below market ground rent expense, net	31	—	31	31	—	31
Above and below market tenant leases, net	3,757	—	3,757	4,299	321	4,620
Amortization of tenant inducements	—	—	—	250	—	250
Amortization of straight line rent	(625)	—	(625)	(944)	(20)	(964)
Core NOI	$44,163	$—	$44,163	$37,729	$1,576	$39,305
Non same property assets	(9,474)	—	(9,474)	(3,017)	(1,576)	(4,593)
Termination income	—	—	—	(34)	—	(34)
Same Property Core NOI	$34,689	$—	$34,689	$34,678	$—	$34,678
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
For reference, and as an aid in understanding management's computation of FFO and Core FFO, a reconciliation from the consolidated net loss as computed in accordance with GAAP to FFO and Core FFO is presented below:

	For the three months ended March 31,
	2014			2013
	Consolidated	Discontinued Operations	Total	Consolidated	Discontinued Operations	Total
	(In thousands)
Net loss	$(4,425)	$—	$(4,425)	$(29,486)	$—	$(29,486)
Depreciation and amortization	21,045		21,045	16,107	568	16,675
Provision for impairment	—	—	—	—	21,661	21,661
Loss from discontinued operations	—	—	—	22,644	(22,644)	—
FFO	$16,620	$—	$16,620	$9,265	$(415)	$8,850
Provision for income taxes	124	—	124	35	—	35
Interest expense:
Amortization and write-off of market rate adjustments	574	—	574	1,298	588	1,886
Amortization and write-off of deferred financing costs	1,272	—	1,272	2,100	54	2,154
Debt extinguishment costs	—	—	—	885	—	885
Amortization of straight line rent for corporate and regional offices	6	—	6	31	—	31
Other	674	—	674	497	—	497
Above and below market ground rent expense, net	31	—	31	31	—	31
Above and below market tenant leases, net	3,757	—	3,757	4,299	321	4,620
Amortization of tenant inducements	—	—	—	250	—	250
Amortization of straight line rent	(625)	—	(625)	(944)	(20)	(964)
Core FFO	$22,433	$—	$22,433	$17,747	$528	$18,275

ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risks described in our Annual Report.

ITEM 4      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended March 31, 2014. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2014 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014. That evaluation did not identify any changes that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2014.

PART II OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

In the ordinary course of our business, we are from time to time involved in legal proceedings related to the ownership and operations of our properties. We are not currently involved in any legal or administrative proceedings that we believe are likely to have a materially adverse effect on our business, results of operations or financial condition.

ITEM 1A.   RISK FACTORS

There are no material changes to the risk factors previously disclosed in Part I, Item 1A. in our Annual Report.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Securities
There were no unregistered sales of equity securities during the three months ended March 31, 2014.
Issuer Purchases of Equity Securities
We did not acquire any shares of our common stock during the three months ended March 31, 2014.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS

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

101
The following financial information from Rouse Properties, Inc.’s. Quarterly Report on Form 10-Q for the three months ended March 31, 2014 has been filed with the SEC on May 5, 2014, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations and Comprehensive Loss, (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of March 31, 2014.  The registrant agrees to furnish a copy of such agreements to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROUSE PROPERTIES, INC.
(Registrant)

Date:	May 5, 2014	By:	/s/ John Wain
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

101
The following financial information from Rouse Properties, Inc’s. Quarterly Report on Form 10-Q for the three months ended March 31, 2014 has been filed with the SEC on May 5, 2014, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations and Comprehensive Loss, (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.