Form 10-Q
period 2014-06-30
Rouse Properties, Inc.
filed 2014-08-04
CIK 1528558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014
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

The number of shares of Common Stock, $0.01 par value, outstanding on August 1, 2014 was 57,742,605.

Rouse Properties Inc.

ROUSE PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2014	December 31, 2013
	(In thousands)
Assets:
Investment in real estate:
Land	$362,030	$353,061
Buildings and equipment	1,742,403	1,595,070
Less accumulated depreciation	(165,468)	(142,432)
Net investment in real estate	1,938,965	1,805,699
Cash and cash equivalents	22,294	14,224
Restricted cash	44,089	46,836
Demand deposit from affiliate	10,014	—
Accounts receivable, net	30,957	30,444
Deferred expenses, net	49,202	46,055
Prepaid expenses and other assets, net	66,416	76,252
Total assets	$2,161,937	$2,019,510

Liabilities:
Mortgages, notes and loans payable, net	$1,482,874	$1,454,546
Accounts payable and accrued expenses, net	105,770	109,683
Total liabilities	1,588,644	1,564,229

Commitments and contingencies	—	—

Equity:
Preferred stock: $0.01 par value; 50,000,000 shares authorized, 0 issued and outstanding as of June 30, 2014 and December 31, 2013	—	—
Common stock: $0.01 par value; 500,000,000 shares authorized, 57,746,765 issued and 57,742,605 outstanding as of June 30, 2014 and 49,652,596 issued and 49,648,436 outstanding as of December 31, 2013	578	497
Additional paid-in capital	696,985	565,798
Accumulated deficit	(123,726)	(111,125)
Accumulated other comprehensive loss	(655)	—
Total stockholders' equity	573,182	455,170
Non-controlling interest	111	111
Total equity	573,293	455,281
Total liabilities and equity	$2,161,937	$2,019,510

The accompanying notes are an integral part of these consolidated financial statements.

ROUSE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Revenues:
Minimum rents	$46,820	$39,834	$92,790	$78,563
Tenant recoveries	18,729	16,155	37,912	32,335
Overage rents	474	841	1,938	2,291
Other	1,767	1,551	2,988	2,685
Total revenues	67,790	58,381	135,628	115,874
Expenses:
Property operating costs	17,159	14,210	33,895	27,817
Real estate taxes	6,073	6,069	12,266	11,784
Property maintenance costs	2,600	2,925	5,776	6,203
Marketing	540	660	1,081	1,312
Provision for doubtful accounts	194	350	388	499
General and administrative	6,541	5,248	12,481	10,099
Depreciation and amortization	23,419	15,563	44,463	31,670
Other	587	969	1,261	1,467
Total expenses	57,113	45,994	111,611	90,851
Operating income	10,677	12,387	24,017	25,023

Interest income	104	125	276	326
Interest expense	(18,833)	(21,659)	(36,647)	(41,303)
Loss before income taxes and discontinued operations	(8,052)	(9,147)	(12,354)	(15,954)
Provision for income taxes	(123)	(219)	(247)	(254)
Loss from continuing operations	(8,175)	(9,366)	(12,601)	(16,208)
Discontinued operations:
Loss from discontinued operations	—	(513)	—	(23,158)
Gain on extinguishment of debt	—	13,995	—	13,995
Discontinued operations, net	—	13,482	—	(9,163)
Net income (loss)	$(8,175)	$4,116	$(12,601)	$(25,371)

Loss from continuing operations per share - Basic and Diluted	$(0.14)	$(0.19)	$(0.22)	$(0.33)

Net income (loss) per share - Basic and Diluted	$(0.14)	$0.08	$(0.22)	$(0.51)

Dividends declared per share	$0.17	$0.13	$0.34	$0.26

Other comprehensive income (loss):
Net income (loss)	$(8,175)	$4,116	$(12,601)	$(25,371)
Other comprehensive income (loss):
Amount of loss reclassified from accumulated OCI into income	(369)	—	(655)	—
Comprehensive income (loss)	$(8,544)	$4,116	$(13,256)	$(25,371)

The accompanying notes are an integral part of these consolidated financial statements.

ROUSE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Common Stock (shares)	Class B Common Stock (shares)	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Equity
	(In thousands, except share amounts)
Balance at December 31, 2012	49,235,528	359,056	$493	$4	$588,668	$(56,380)	$—	$111	$532,896
Net loss	—	—	—	—	—	(25,371)	—	—	(25,371)
Conversion of Class B share to common shares	359,056	(359,056)	4	(4)	—	—	—	—	—
Offering costs	—	—	—	—	(324)	—	—	—	(324)
Dividends to common shareholders ($0.13 per share)	—	—	—	—	(12,913)	—	—	—	(12,913)
Issuance and amortization of stock compensation	36,573	—	—	—	1,497	—	—	—	1,497
Forfeited restricted shares	(4,160)	—	—	—	—	—	—	—	—
Sale of treasury stock	10,559	—	—	—	187	—	—	—	187
Balance at June 30, 2013	49,637,556	—	$497	$—	$577,115	$(81,751)	$—	$111	$495,972

Balance at December 31, 2013	49,648,436	—	$497	$—	$565,798	$(111,125)	$—	$111	$455,281
Net loss	—	—	—	—	—	(12,601)	—	—	(12,601)
Comprehensive loss	—	—	—	—	—	—	(655)	—	(655)
Issuance of 8,050,000 shares of common stock, net of underwriting discount	8,050,000	—	81	—	150,616	—	—	—	150,697
Offering costs	—	—	—	—	(467)	—	—	—	(467)
Dividends to common shareholders ($0.13 per share for issuance of 8,050,000 shares and $0.17 per share for Q1 and Q2 dividend)	—	—	—	—	(20,767)	—	—	—	(20,767)
Issuance and amortization of stock compensation	42,489	—	—	—	1,777	—	—	—	1,777
Exercise of options	1,680	—	—	—	28	—	—	—	28
Balance at June 30, 2014	57,742,605	—	$578	$—	$696,985	$(123,726)	$(655)	$111	$573,293

The accompanying notes are an integral part of these consolidated financial statements.

ROUSE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Cash Flows from Operating Activities:
Net loss	$(12,601)	$(25,371)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	388	500
Depreciation	40,337	29,733
Amortization	4,126	2,700
Amortization/write-off of deferred finance costs	2,153	5,081
Amortization/write-off of debt market rate adjustments	1,728	4,679
Amortization of above/below market leases and tenant inducements	7,464	9,151
Straight-line rent amortization	(1,087)	(1,866)
Provision for impairment	—	21,661
Gain on extinguishment of debt	—	(14,324)
Stock based compensation	1,777	1,497
Net changes:
Accounts receivable	186	(730)
Prepaid expenses and other assets	1,668	2,322
Deferred expenses	(7,296)	(5,280)
Restricted cash	(1,013)	(323)
Accounts payable and accrued expenses	(2,964)	(2,441)
Net cash provided by operating activities	34,866	26,989

Cash Flows from Investing Activities:
Acquisitions of investment properties	(19,412)	—
Development, building and tenant properties	(47,665)	(25,800)
Demand deposit with affiliate	(10,014)	105,000
Deposit for acquisition	—	(1,000)
Restricted cash	3,760	(9,279)
Net cash (used in) provided by investing activities	(73,331)	68,921

Cash Flows from Financing Activities:
Proceeds received from equity offering	156,976	—
Discount from equity offering	(6,279)	—
Proceeds received from stock option exercise	28	—
Payments for offering costs	(467)	(324)
Sale of treasury stock	—	187
Proceeds from refinance/issuance of mortgages, notes and loans payable	—	204,500
Borrowing under revolving line of credit	10,000	—
Principal payments on mortgages, notes and loans payable	(37,933)	(277,947)
Repayment under revolving credit line	(58,000)	—
Dividends paid	(17,335)	(9,930)
Deferred financing costs	(455)	(2,825)
Net cash provided by (used in) financing activities	46,535	(86,339)

Net change in cash and cash equivalents	8,070	9,571
Cash and cash equivalents at beginning of period	14,224	8,092
Cash and cash equivalents at end of period	$22,294	$17,663

Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest	$31,703	$31,523
Capitalized interest	(1,198)	—

Non-Cash Transactions:
Change in accrued capital expenditures included in accounts payable and accrued expenses	$(5,759)	$(126)
Dividends declared, not yet paid	9,885	6,453

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Assumption of mortgage related to the acquisition of a property	112,505	—
Capitalized market rate adjustments and deferred financing amortization	193	—
Supplemental cash flow information related to acquisition accounting:
Non-cash changes related to acquisition accounting:
Land	$8,969	$—
Buildings and equipment, net	103,123	—
Deferred expenses, net	1,841	—
Prepaid and other assets	5,461	—
Mortgages, notes and loans payable	(112,505)	—
Accounts payable and accrued expenses	(6,889)	—

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

General

Rouse Properties, Inc. is a Delaware corporation that was created to hold certain assets and liabilities of General Growth Properties, Inc. ("GGP"). Prior to January 12, 2012, Rouse Properties, Inc. and its subsidiaries ("Rouse" or the "Company") were a wholly-owned subsidiary of GGP Limited Partnership (“GGP LP”). GGP distributed the assets and liabilities of 30 of its wholly-owned properties (“RPI Businesses”) to Rouse on January 12, 2012 (the “Spin-Off Date”). Before the spin-off, the Company had not conducted any business as a separate company and had no material assets or liabilities. The operations, assets and liabilities of the business were transferred to the Company by GGP on the Spin-Off Date and are presented as if the transferred business was our business for all historical periods prior to the Spin-Off Date. As such, the Company's assets and liabilities on the Spin-Off Date were reflective of GGP's respective carrying values. Unless the context otherwise requires, references to “we”, “us” and “our” refer to Rouse.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The consolidated balance sheets as of June 30, 2014 and December 31, 2013 and the accompanying consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013, include the accounts of Rouse, as well as all subsidiaries of Rouse. All intercompany transactions have been eliminated in consolidation as of and for the three and six months ended June 30, 2014 and 2013.

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

Impairment

Operating properties and intangible assets

Accounting for the impairment or disposal of long-lived assets requires that if impairment indicators exist and the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment provision should be recorded to write down the carrying amount of such asset to its fair value. The Company reviews all real estate assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment indicators are assessed separately for each property and include, but are not limited to, significant decreases in real estate property net operating income and occupancy percentages, high loan to value ratios, and carrying values in excess of the fair values. Impairment indicators for pre-development costs, which are typically costs incurred during the beginning stages of a potential development and developments in progress, are assessed by project and include, but are not limited to, significant changes to the Company’s plans with respect to the project, significant changes in projected completion dates, revenues or cash flows, development costs, market factors and sustainability of development projects.

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

The Company determined there were events and circumstances which changed management's estimated holding period for Boulevard Mall during the six months ended June 30, 2013. During 2013, the servicer of the loan for Boulevard Mall placed the loan into special servicing status and communicated to the Company that they would be unwilling to extend the term and discount the loan. As a result of this and the continued decline in operating results of the property, management concluded that it was in the best interest of the Company to convey the property to the lender. As the Company intended on conveying the property to the lender during 2013, the Company revised its intended hold period of this property to less than one year. The change in the hold period adjusted the undiscounted cash flows utilized in the impairment analysis and the Company concluded that the property was not recoverable. The Company recorded an impairment charge on the property of $21.7 million during the six months ended June 30, 2013, as the aggregate carrying value was higher than the fair value of the property. This impairment charge is included in "Loss from discontinued operations" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) for the six months ended June 30, 2013. No impairment charges were recorded for the three and six months ended June 30, 2014.

During the three and six months ended June 30, 2013, the Company conveyed its interest in the property to the lender, which resulted in a gain on extinguishment of debt of $14.0 million, which is recorded in "Discontinued operations, net" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets and Liabilities

The following table summarizes our intangible assets and liabilities as a result of the application of acquisition accounting:

	Gross Asset (Liability)	Accumulated (Amortization)/ Accretion	Net Carrying Amount
	(In thousands)
June 30, 2014
Tenant leases:
In-place value	$99,712	$(38,008)	$61,704
Above-market	119,338	(60,265)	59,073
Below-market	(62,199)	21,228	(40,971)
Ground leases:
Below-market	3,682	(459)	3,223

December 31, 2013
Tenant leases:
In-place value	$100,125	$(37,888)	$62,237
Above-market	132,986	(64,303)	68,683
Below-market	(59,641)	19,394	(40,247)
Ground leases:
Below-market	2,173	(392)	1,781

The gross asset balances of the in-place value of tenant leases are included in "Buildings and Equipment" on the Company's Consolidated Balance Sheets. Acquired in-place tenant leases are amortized over periods that approximate the related lease terms. The above-market tenant and below-market ground leases are included in "Prepaid expenses and other assets, net", and Below-market tenant leases are included in "Accounts payable and accrued expenses, net" as detailed in Notes 4 and 6, respectively.

Amortization of in-place intangible assets and liabilities decreased the Company's income by $6.0 million and $4.1 million for the three months ended June 30, 2014 and 2013, respectively. Amortization of in-place intangible assets and liabilities decreased the Company's income by $11.9 million and $8.9 million for the six months ended June 30, 2014 and 2013, respectively. Amortization of in-place intangibles are included in "Depreciation and amortization" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).

Amortization of above-market and below-market lease intangibles decreased the Company's revenue by $3.6 million and $4.1 million for the three months ended June 30, 2014 and 2013, respectively. Amortization of above-market and below-market lease intangibles decreased the Company's revenue by $7.4 million and $8.4 million for the six months ended June 30, 2014 and 2013, respectively. Amortization of above-market and below-market leasing intangibles are included in "Minimum rents" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future amortization/accretion of these intangibles is estimated to decrease the Company's net income as follows:

Year	In-place lease intangibles	Above/(below) market leases, net
	(In thousands)
Remainder of 2014	$11,113	$5,950
2015	14,769	8,174
2016	10,455	5,802
2017	6,891	3,781
2018	4,521	882
2019	3,402	(420)

Cash and Cash Equivalents
The Company considers all demand deposits with a maturity of three months or less, at the date of purchase, to be cash equivalents.

Restricted Cash

Restricted cash consists of security deposits and cash escrowed under loan agreements for debt service, real estate taxes, property insurance, tenant improvements, capital renovations and capital improvements.

Interest Rate Hedging Instruments

The Company recognizes its derivative financial instruments in either "Prepaid expenses and other assets, net" or "Accounts payable and accrued expenses, net", as applicable, in the Consolidated Balance Sheets and measures those instruments at fair value. The accounting for changes in fair value (i.e., gain or loss) of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. To qualify as a hedging instrument, a derivative must pass prescribed effectiveness tests, performed quarterly using both quantitative and qualitative methods. The Company entered into a derivative agreement as of June 30, 2014 that qualifies as a hedging instrument and was designated, based upon the exposure of being hedged, as a cash flow hedge. The fair value of this cash flow hedge as of June 30, 2014 was $0.7 million, and is included in "Accounts payable and accrued expenses, net" in the Company's Consolidated Balance Sheets. The fair value of the Company's interest rate hedge is classified as Level 2 in the fair value measurement table. To the extent they are effective, changes in fair value of cash flow hedges are reported in "Accumulated other comprehensive income (loss)" ("AOCI/L") and reclassified into earnings in the same period or periods during which the hedged item affects earnings. The ineffective portion of the hedge, if any, is recognized in current earnings during the period of change in fair value. The gain or loss on the termination of an effective cash flow hedge is reported in AOCI/L and reclassified into earnings in the same period or periods during which the hedged item affects earnings. The Company also assesses the credit risk that the counterparty will not perform according to the terms of the contract.

Revenue Recognition and Related Matters

Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. Minimum rent revenues also include amounts collected from tenants to allow the termination of their leases prior to their scheduled termination dates as well as the amortization related to above and below-market tenant leases on acquired properties and tenant inducements. Minimum rent revenues also include percentage rents in lieu of minimum rent from those leases where we receive a percentage of tenant revenues. The following is a summary of amortization of straight-line rent, lease termination income, net amortization related to above and below-market tenant leases, amortization of tenant inducements, and percentage rent in lieu of minimum rent for the three and six months ended June 30, 2014 and 2013:

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Straight-line rent amortization	$462	$879	$1,087	$1,823
Lease termination income	456	218	456	253
Net amortization of above and below-market tenant leases	(3,639)	(4,114)	(7,396)	(8,413)
Amortization of lease inducement	(10)	(250)	(10)	(500)
Percentage rents in lieu of minimum rent	1,361	1,381	2,968	3,486

Straight-line rent receivables represent the current net cumulative rents recognized prior to when billed and collectible, as provided by the terms of the leases. The following is a summary of straight-line rent receivables, which are included in "Accounts receivable, net," in the Company's Consolidated Balance Sheets and are reduced for allowances for doubtful accounts:

	June 30, 2014	December 31, 2013
	(In thousands)
Straight-line rent receivables, net	$13,733	$12,645

The Company provides an allowance for doubtful accounts against the portion of accounts receivable, including straight-line rents, which is estimated to be uncollectible. Such allowances are reviewed periodically based upon our recovery experience. The Company also evaluates the probability of collecting future rent which is recognized currently under a straight-line methodology. This analysis considers the long term nature of the Company's leases, as a certain portion of the straight-line rent currently recognizable will not be billed to the tenant until future periods. The Company's experience relative to unbilled straight-line rent receivable is that a certain portion of the amounts recorded as straight-line rental revenue are never collected from (or billed to) tenants due to early lease terminations. For that portion of the recognized deferred rent that is not deemed to be probable of collection, an allowance for doubtful accounts has been provided. Accounts receivable are shown net of an allowance for doubtful accounts of $2.6 million and $2.8 million as of June 30, 2014 and December 31, 2013, respectively.

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

Other revenues generally consist of amounts earned by the Company for vending, advertising, and marketing revenues earned at the Company's malls and is recognized on an accrual basis over the related service period.

Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per share is calculated similarly; however, it reflects potential dilution of securities by adding other potential shares of common stock, including stock options and non-vested restricted stock, to the weighted-average number of shares of common stock outstanding for the period. For the three and six months ended June 30, 2014 and 2013, there were 3,285,671 and 2,594,165 stock options outstanding, respectively, that potentially could be converted into shares of common stock and 215,049 and 288,408 shares of non-vested restricted stock outstanding,

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

respectively. These stock options and shares of restricted stock have been excluded from this computation, as their effect is anti-dilutive. The Company had the following weighted-average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted average shares - basic and diluted	57,519,079	49,342,013	56,828,173	49,337,110

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
	(In thousands)
June 30, 2014
Recurring basis:
Assets:
Interest rate cap	$3	$—	$3	$—
Liabilities:
Interest rate swap	$(655)	$—	$(655)	$—
December 31, 2013
Recurring basis:
Assets:
Interest rate cap	$45	$—	$45	$—
Non-recurring basis:
Investment in Real Estate	$33,475	$—	$—	$33,475

The Company uses interest rate swaps and caps to mitigate the effect of interest rate movements on its variable-rate debt. The Company has one interest rate swap and one interest rate cap as of June 30, 2014 and the interest rate swap qualified for hedge accounting. The interest rate swap has met the effectiveness test criteria since inception and changes in its fair value are reported

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in "Other comprehensive income (loss)" ("OCI/L") and is reclassified into earnings in the same period or periods during which the hedged item affects earnings. The interest rate cap did not qualify for hedge accounting and so the changes in its fair value are reported in earnings during the period incurred. The fair value of the Company's interest rate hedges, classified under Level 2, are determined based on prevailing market data for contracts with matching durations, current and anticipated LIBOR information, consideration of the Company's credit standing, credit risk of the counterparty, and reasonable estimates about relevant future market conditions. See Note 7 for additional information regarding the Company's interest rate hedging instruments.

The Company's financial instruments are short term in nature and as such their fair values approximate their carrying amount in our Consolidated Financial Statements except for debt. As of June 30, 2014 and December 31, 2013, management’s estimates of fair value are presented below. The Company estimated the fair value of the debt by using a future discounted cash flow analysis based on the use and weighting of multiple market inputs. As a result of the frequency and availability of market data, the inputs used to measure the estimated fair value of debt are Level 3 inputs. The primary sensitivity in these calculations is based on the selection of appropriate discount rates.

	June 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Fixed-rate debt	$1,157,159	$1,162,346	$1,021,432	$1,013,726
Variable-rate debt	325,715	327,105	433,114	434,508
Total mortgages, notes and loans payable, net	$1,482,874	$1,489,451	$1,454,546	$1,448,234

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

	Gross Asset	Accumulated Amortization	Net Carrying Amount
	(In thousands)
June 30, 2014

Deferred lease costs	$49,042	$(12,501)	$36,541
Deferred financing costs	18,840	(6,179)	12,661
Total	$67,882	$(18,680)	$49,202

December 31, 2013
Deferred lease costs	$43,570	$(12,039)	$31,531
Deferred financing costs	18,979	(4,455)	14,524
Total	$62,549	$(16,494)	$46,055

Asset Retirement Obligations
The Company evaluates any potential asset retirement obligations, including those related to disposal of asbestos containing materials and environmental remediation liabilities. The Company recognizes the fair value of such obligations in the period incurred if a reasonable estimate of fair value can be determined. As of June 30, 2014 and December 31, 2013, a preliminary estimate of the cost of the environmental remediation liability was approximately $4.4 million and $4.7 million, respectively, which is included in "Accounts payable and accrued expenses, net" on the Company's Consolidated Balance Sheets. The Company doesn't believe that actual remediation costs will be materially different from the estimates as of June 30, 2014.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Reclassification

As a result of the disposition of Boulevard Mall, certain prior period amounts included on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) and related notes have been reclassified to "Discontinued operations" for the prior periods presented.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, "Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which requires entities to disclose only disposals representing a strategic shift in operations as discontinued operations. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new standard is effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in the financial statements previously issued or available for issuance. The Company early adopted this guidance and there was no impact of adoption during the quarter ended June 30, 2014.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This topic provides for five principles which should be followed to determine the appropriate amount and timing of revenue recognition for the transfer of goods and services to customers. The principles in this ASU should be applied to all contracts with customers regardless of industry. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with two transition methods of adoption allowed. Early adoption for reporting periods prior to December 15, 2016 is not permitted. We are still evaluating the financial statement impacts of the guidance in this ASU and determining which transition method we will utilize.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3                                                    ACQUISITIONS

The Company includes the results of operations of real estate assets acquired in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) from the date of the related transactions.

	Date Acquired	Property Name	Location	Square Footage Acquired	Purchase Price
2014 Acquisitions					(In thousands)
	05/22/2014	Bel Air Mall (1)(2)	Mobile, AL	1,004,439	$131,917
2013 Acquisitions
	07/24/2013	Greenville Mall (1) (3)	Greenville, NC	413,759	$48,900
	12/11/2013	Chesterfield Towne Center (1) (4)	Richmond, VA	1,016,258	165,500
	12/11/2013	The Centre at Salisbury (1) (5)	Salisbury, MD	721,396	127,000
			Total	2,151,413	$341,400
(1) Rouse acquired a 100% interest in the mall.
(2) The Company assumed an existing $112.5 million non-recourse mortgage loan with the acquisition. The loan bears interest at a fixed rate of 5.30%, matures in December 2015, and amortizes over 30 years.
(3) The Company assumed an existing $41.7 million non-recourse mortgage loan with the acquisition. The loan bears interest at a fixed rate of 5.29%, matures in December 2015, and amortizes over 30 years. A fair value adjustment of $0.2 million was recorded as a result of the mortgage assumption.
(4) The Company assumed an existing $109.7 million non-recourse mortgage loan with the acquisition. The loan bears interest at a fixed rate of 4.75%, matures in October 2022, and amortizes over 30 years. A fair value adjustment of $1.3 million was recorded as a result of the mortgage assumption.
(5) The Company assumed an existing $115.0 million partial recourse mortgage loan with the acquisition. The loan bears interest at a fixed rate of 5.79% , matures in May 2016, and is interest only. A fair value adjustment of $1.2 million was recorded as a result of the mortgage assumption.

The following table presents certain additional information regarding the Company's acquisitions as of June 30, 2014 and December 31, 2013:

	Property Name	Land	Building and Improvements	Acquired Lease Intangibles	Acquired Above Market Lease Intangibles	Acquired Below Market Lease Intangibles	Other
2014 Acquisitions		(In thousands)
	Bel Air Mall	$8,969	$111,206	$11,329	$3,952	$(6,889)	$3,350
2013 Acquisitions
	Greenville Mall (1)	$9,088	$36,961	$5,076	$1,098	$(4,521)	$1,430
	Chesterfield Towne Center (2)	19,387	135,825	8,755	4,843	(6,741)	2,181
	The Centre at Salisbury (3)	22,580	96,050	9,326	4,043	(4,729)	972
	Total	$51,055	$268,836	$23,157	$9,984	$(15,991)	$4,583
Explanatory Notes:
(1) Excludes fair value adjustment on mortgage assumption of $0.2 million.
(2) Excludes fair value adjustment on mortgage assumption of $1.3 million.
(3) Excludes fair value adjustment on mortgage assumption of $1.2 million.

The Company incurred acquisition and transaction related costs of $0.2 million and $0.1 million for the three months ended June 30, 2014 and 2013, respectively, and $0.4 million and $0.1 million for the six months ended June 30, 2014 and 2013, respectively. Acquisition and transaction related costs consist of due diligence costs such as legal fees, environmental studies and closing costs. These costs were recorded in "Other Expenses" on the Company's Consolidated Statement of Operations and Comprehensive Income (Loss).

During the three and six months ended June 30, 2014, the Company recorded approximately $1.9 million in revenues and $1.2 million in net loss related to the acquisition of Bel Air Mall.

The following condensed pro forma financial information for each of the six months ended June 30, 2014 and June 30, 2013 includes pro forma adjustments related to the acquisition of Bel Air Mall, which is presented assuming the acquisition had been consummated as of January 1, 2013.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following condensed pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming the acquisition had been consummated as of January 1, nor does it purport to represent the results of operations for future periods. Pro forma adjustments include above and below-market amortization, straight-line rent, interest expense, and depreciation and amortization.

	Six months ended
	June 30, 2014	June 30, 2013
	As Adjusted (Unaudited)
	(In thousands, except per share amounts)
Total revenues	$142,490	$122,736
Net loss	(13,103)	(25,873)
Net loss per share - basic and diluted	$(0.23)	$(0.52)
Weighted average shares - basic and diluted	56,828,173	49,337,110

NOTE 4                                             PREPAID EXPENSES AND OTHER ASSETS, NET

The following table summarizes the significant components of prepaid expenses and other assets, net:

	June 30, 2014	December 31, 2013
	(In thousands)
Above-market tenant leases, net (Note 2)	$59,073	$68,683
Deposits	521	682
Below-market ground leases, net (Note 2)	3,223	1,781
Prepaid expenses	2,980	4,776
Other	619	330
Total prepaid expenses and other assets, net	$66,416	$76,252

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5                                                  MORTGAGES, NOTES AND LOANS PAYABLE, NET

Mortgages, notes and loans payable are summarized as follows:

	June 30, 2014	December 31, 2013	Interest Rate at June 30, 2014	Scheduled Maturity Date
Fixed-rate debt:	(in thousands)
Bayshore Mall	$—	$27,720	—%	—
Steeplegate Mall	47,008	47,970	4.94	August 2014
Bel Air Mall (1)	112,339	—	5.30	December 2015
Greenville Mall (1)	40,991	41,375	5.29	December 2015
Vista Ridge Mall	69,927	71,270	6.87	April 2016
Washington Park Mall	10,690	10,872	5.35	April 2016
The Centre at Salisbury (1)	115,000	115,000	5.79	May 2016
The Mall at Turtle Creek	78,133	78,615	6.54	June 2016
Collin Creek	59,179	60,206	6.78	July 2016
Grand Traverse	59,955	60,429	5.02	February 2017
Sikes Senter	54,618	55,494	5.20	June 2017
Knollwood Mall	35,732	36,281	5.35	October 2017
West Valley Mall (1)(2)	59,000	—	3.24	September 2018
Pierre Bossier	47,028	47,400	4.94	May 2022
Pierre Bossier Anchor	3,677	3,718	4.85	May 2022
Southland Center (MI)	76,623	77,205	5.09	July 2022
Chesterfield Towne Center (1)	108,920	109,737	4.75	October 2022
Animas Valley	50,483	50,911	4.41	November 2022
Lakeland Mall (1)	68,649	69,241	4.17	March 2023
Valley Hills Mall (1)	67,034	67,572	4.47	July 2023
Total fixed-rate debt	$1,164,986	$1,031,016
Less: Market rate adjustments	(7,827)	(9,583)
	$1,157,159	$1,021,433
Variable-rate debt:
NewPark Mall (1)(3)	$65,715	$66,113	4.21%	May 2017
West Valley Mall (1)	—	59,000	—	September 2018
2013 Term Loan (4)	260,000	260,000	2.51	November 2018
2013 Revolver (4)	—	48,000	—	November 2017
Total variable-rate debt:	$325,715	$433,113

Total mortgages, notes and loans payable, net	$1,482,874	$1,454,546

Explanatory Notes:

(1) See the significant property loan refinancings and acquisitions table below, under "—Property-Level Debt" in this Note 5 for additional information regarding the debt related to each property.
(2) As of December 31, 2013, the interest rate related to West Valley Mall was variable rate at LIBOR plus 175 basis points. During January 2014, the Company entered into a swap transaction which fixes the interest rate on the loan for this property to 3.24%. See Note 7 for further details.
(3) LIBOR (30 day) plus 405 basis points.
(4) LIBOR (30 day) plus 235 basis points.

Property-Level Debt

The Company had individual property-level debt (the “Property-Level Debt”) on 19 of its 35 assets, representing $1.2 billion (excluding $7.8 million of market rate adjustments) as of June 30, 2014. As of June 30, 2014, the Property-Level Debt had a weighted average interest rate of 5.2% and an average remaining term of 4.3 years. The Property-Level Debt is generally non-

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recourse to the Company and is stand-alone (i.e., not cross-collateralized) first mortgage debt with the exception of customary contingent guarantees/indemnities.
In January 2014, the Company retired the $27.6 million mortgage debt balance on Bayshore Mall.
In April 2014, the loan associated with the Steeplegate Mall was transferred to special servicing. As of June 30, 2014, the Company has commenced discussions with the special servicer and the asset is expected to be conveyed to its lender during the year ending December 31, 2014.

The following is a summary of significant property loan refinancings and acquisitions that have occurred as of June 30, 2014 and as of December 31, 2013 ($ in thousands):

Property	Date	Balance at Date of Refinancing	Interest Rate	Balance of New Loan	New Interest Rate	Net Proceeds (1)	Maturity
June 30, 2014
Bel Air Mall	May 2014	$—	—%	$112,505	5.30%	$—	December 2015

December 31, 2013
Lakeland Mall (2)	March 2013	$50,300	5.12%	$70,000	4.17%	$13,400	March 2023
NewPark Mall (3)	May 2013	62,900	7.45%	66,500	LIBOR + 4.05%	1,100	May 2017
Valley Hills Mall	June 2013	51,400	4.73%	68,000	4.47%	15,000	July 2023
Greenville Mall	July 2013	—	—%	41,700	5.29%	—	December 2015
West Valley Mall (4)	September 2013	47,100	3.43%	59,000	LIBOR + 1.75%	11,400	September 2018
Chesterfield Towne Center	December 2013	—	—%	109,737	4.75%	—	October 2022
The Centre at Salisbury (5)	December 2013	—	—%	115,000	5.79%	—	May 2016

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
(4) The loan is interest-only for the first three years and amortizes on a 30 year schedule thereafter. The loan has a five year extension option subject to the fulfillment of certain conditions. During January 2014, the Company entered into a swap transaction and the loan now has a fixed interest rate of 3.24%.
(5) The loan is interest-only. In conjunction with the acquisition of the Centre at Salisbury the Company guaranteed a maximum amount of $3.5 million until certain financial covenants are met for two consecutive years.

Corporate Facilities

2013 Senior Facility

On November 22, 2013, the Company entered into a $510.0 million secured credit facility that provides borrowings on a revolving basis of up to $250.0 million (the "2013 Revolver") and a $260.0 million senior secured term loan (the "2013 Term Loan" and together with the 2013 Revolver, the "2013 Senior Facility"). Borrowings on the 2013 Senior Facility bear interest at LIBOR plus 185 to 300 basis points based on the Company's corporate leverage. Proceeds from the 2013 Senior Facility were used to retire the Company's 2012 Senior Facility, including the 2012 Revolver and the 2012 Term Loan (as each term is defined below), and the $70.9 million non-recourse mortgage loan on the Southland Mall in California prior to its maturity date in January 2014. The Company has the option, subject to the satisfaction of certain conditions precedent, to exercise an "accordion" provision to increase the commitments under the 2013 Revolver and/or incur additional term loans in the aggregate amount of $250.0 million such that the aggregate amount of the commitments and outstanding loans under the 2013 Secured Facility does not exceed $760.0 million. During the six months ended June 30, 2014, the Company exercised a portion of its "accordion" feature on the 2013 Senior Facility to increase the available borrowings of the 2013 Revolver thereunder from $250.0 million to $285.0 million. The term and rates of the Company's 2013 Senior Facility were otherwise unchanged.

The 2013 Revolver has an initial term of four years with a one year extension option and the 2013 Term Loan has a term of five years. As of June 30, 2014, there was no outstanding balance on the 2013 Revolver.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is required to pay an unused fee related to the 2013 Revolver equal to 0.20% per year if the aggregate unused amount is greater than or equal to 50% of the 2013 Revolver or 0.30% per year if the aggregate unused amount is less than 50% of the 2013 Revolver.  The default interest rate following a payment event of default under the 2013 Senior Facility is 3.00% more than the then-applicable interest rate. During the three and six months ended June 30, 2014, the Company incurred $0.2 million and $0.4 million, respectively, of unused fees related to the 2013 Revolver.

The 2013 Senior Facility contains representations and warranties, affirmative and negative covenants and defaults that are customary for such a real estate loan. In addition, the 2013 Senior Facility requires compliance with certain financial covenants, including borrowing base loan to value and debt yield, corporate maximum leverage ratio, minimum ratio of adjusted consolidated earnings before interest, tax, depreciation and amortization to fixed charges, minimum tangible net worth, minimum mortgaged property requirement, maximum unhedged variable rate debt and maximum recourse indebtedness. Failure to comply with the covenants in the 2013 Senior Facility would result in a default thereunder and, absent a waiver or an amendment from our lenders, permit the acceleration of all outstanding borrowings under the 2013 Senior Facility. No assurance can be given that we would be successful in obtaining such waiver or amendment in this current financial climate, or that any accommodations that we were able to negotiate would be on terms as favorable as those in the 2013 Senior Facility. In addition, any such default may result in the cross-default of our other indebtedness. As of June 30, 2014, the Company was in compliance with all of the debt covenants related to the 2013 Senior Facility.

As of June 30, 2014, $2.0 billion of land, buildings and equipment (before accumulated depreciation) have been pledged as collateral for our mortgages, notes and loans payable. Certain mortgage notes payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance. The weighted-average interest rate on our collateralized mortgages, notes and loans payable was approximately 4.7% and 4.6% as of June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014, the average remaining term was 4.3 years.

As of June 30, 2014, the Company issued letters of credit totaling $5.0 million in connection with three of its properties. During the three and six months ended June 30, 2014, the Company incurred $0.03 million and $0.05 million, respectively, of letter of credit fees. As of December 31, 2013, no letters of credit were issued.

2012 Senior Facility and Subordinated Facility

On January 12, 2012, the Company entered into a senior secured credit facility that provided borrowings on a revolving basis of up to $50.0 million (the "2012 Revolver") and a senior secured term loan (the "2012 Term Loan" and together with the 2012 Revolver, the "2012 Senior Facility"). The interest rate during the year ended 2012 was renegotiated from LIBOR plus 5.0% (with a LIBOR floor of 1.0%) to LIBOR plus 4.5% (with no LIBOR floor). In conjunction with the Company's entrance into the 2013 Senior Facility, the 2012 Senior Facility was terminated.

The Company was required to pay an unused fee related to the 2012 Revolver equal to 0.30% per year if the aggregate unused amount was greater than or equal to 50% of the 2012 Revolver or 0.25% per year if the aggregate unused amount was less than 50% of the 2012 Revolver. During the three and six months ended June 30, 2013, the Company incurred $0.1 million and $0.2 million, respectively, of unused fees related to the 2012 Revolver.

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

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6                                           ACCOUNTS PAYABLE AND ACCRUED EXPENSES, NET

The following table summarizes the significant components of accounts payable and accrued expenses, net:

	June 30, 2014	December 31, 2013
	(In thousands)
Below-market tenant leases, net (Note 2)	$40,971	$40,247
Construction payable	16,062	21,821
Accounts payable and accrued expenses	7,404	10,310
Accrued dividend	9,885	6,454
Accrued interest	6,287	4,213
Accrued real estate taxes	9,090	5,640
Deferred income	5,161	6,539
Accrued payroll and other employee liabilities	3,408	7,942
Tenant and other deposits	1,269	1,249
Asset retirement obligation liability	4,423	4,745
Derivative liability	655	—
Other	1,155	523
Total accounts payable and accrued expenses, net	$105,770	$109,683

NOTE 7                                           DERIVATIVES

Cash Flow Hedges of Interest Rate Risk

The Company records its derivative instruments in its "Consolidated Balance Sheets" at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative, whether the derivative has been designated as a hedge and, if so, whether the hedge has met the criteria necessary to apply hedge accounting.

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

The effective portion of changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) ("AOCI/L") and is subsequently reclassified into earnings in the period in which the hedged forecasted transactions affect earnings. During the three and six months ended June 30, 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate borrowings. The ineffective portion of the change in fair value of the derivatives is recognized in earnings. During the three and six months ended June 30, 2014, the Company recorded no hedge ineffectiveness for the interest rate swap.

Amounts reported in AOCI/L related to derivatives are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of June 30, 2014, the Company expects that an additional $0.8 million will be reclassified as an increase to interest expense over the next 12 months.

Interest Rate Swap

The Company entered into an interest rate swap to hedge the risk of changes in cash flows on borrowings related to the West Valley Mall in January 2014. The interest related to this loan was computed at a variable rate of LIBOR + 1.75% and the Company

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

swapped this for a fixed rate of 3.24%. The interest rate swap protects the Company from increases in the hedged cash flows attributable to increases in LIBOR. The interest rate swap matures in June 2018.

As of June 30, 2014, the Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
		(in thousands)
Interest rate swap	1	$59,000

Non-Designated Hedges - Interest Rate Caps

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the hedge accounting requirements. Changes in the fair value of the derivative not designated as hedges are recorded directly in earnings. For the three and six months ended June 30, 2014, such amounts equaled $0.01 million and $0.04 million, respectively. The Company did not have any non-designated hedges during the three and six months ended June 30, 2014. As of June 30, 2014, the Company had the following outstanding derivative that was not designated as a hedge in qualifying hedging relationships:

Interest Rate Derivative	Number of Instruments	Notional Amount
		(in thousands)
Interest rate cap	1	$66,500

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Company's Consolidated Balance Sheet as of June 30, 2014 and December 31, 2013:

Instrument Type	Location in consolidated balance sheets	Notional Amount	Designated Benchmark Interest Rate	Strike Rate	Fair Value at June 30, 2014	Fair Value at December 31, 2013	Maturity Date
Derivative not designated as hedging instruments		(dollars in thousands)
Interest Rate Cap	Prepaid expenses and other assets, net	$66,500	One-month LIBOR	4.5%	$3	$45	May 2016
Derivative designated as hedging instruments
Pay fixed / receive variable rate swap	Accounts payable and accrued expenses, net	59,000	One-month LIBOR	1.49%	(655)	—	June 2018

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the effect of the Company’s derivative financial instruments on the Company's Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2014. The Company had no cash flow hedges during the three and six months ended June 30, 2013.

			Location of Losses Reclassified from OCI/L Into Earnings (Effective Portion)			Location of Gain (Loss) Recognized in Earnings (Ineffective Portion)
Hedging Instrument	Gain (Loss) Recognized in OCI/L (Effective Portion)			Loss Recognized in Earnings (Effective Portion)			Gain Recognized in Earnings (Ineffective Portion)
	(dollars in thousands)
Three Months Ended June 30,	2014	2013		2014	2013		2014	2013

Pay fixed / receive variable rate swap	$(569)	$—	Interest expense	$200	$—	n.a.	$—	$—

Six Months Ended June 30,

Pay fixed / receive variable rate swap	$(980)	$—	Interest expense	$325	$—	n.a.	$—	$—

Credit Risk-Related Contingent Features

The Company has an agreement with its derivative counterparty that contains a provision where if the Company defaults on any of its indebtedness, including a default whereby repayment of such indebtedness has not been accelerated by the lender, the Company could also be declared in default on its derivative obligations. The Company has not posted any collateral related to this agreement. As of June 30, 2014, the fair value of the derivative liability, which includes accrued interest but excludes any adjustment for nonperformance risk, related to this agreement was $0.7 million. If the Company had breached this provision as of June 30, 2014, it would have been required to settle its obligations under the agreement at its termination value of $0.7 million.

NOTE 8                                                  DISPOSITIONS, DISCONTINUED OPERATIONS AND GAINS (LOSSES) ON DISPOSITIONS OF INTEREST IN OPERATING PROPERTIES

The Company's disposition for the three and six months ended June 30, 2013 is included in "Loss from discontinued operations" in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) and is summarized in the table set forth below. No dispositions took place for the three and six months ended June 30, 2014.

In June 2013, the Company conveyed its interest in Boulevard Mall to the lender of the loan related to the property. The property had been transferred to special servicing in January 2013 and was conveyed to the lender in June 2013 in full satisfaction of the debt. Additionally, the conveyance of the property was structured as a reverse like-kind exchange transaction under Internal Revenue Code of 1986 (IRC) Section 1031 for income tax purposes. During the three and six months ended June 30, 2014, the Company reversed its value on an outstanding environmental liability on the Boulevard Mall of ($0.4) million and is included in "Other Expenses" in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,	Six Months Ended June 30,
	2013	2013
	(in thousands)
Total revenues	$2,425	$4,812
Operating expenses including depreciation and amortization	1,402	3,082
Provision for impairment	—	21,661
Total expenses	1,402	24,743

Operating income (loss)	1,023	(19,931)
Interest expense	(1,536)	(3,227)
Net loss from discontinued operations	(513)	(23,158)
Gain on extinguishment of debt	13,995	13,995
Income (loss) from discontinued operations	$13,482	$(9,163)
Income (loss) from discontinued operations per share-Basic and Diluted	$0.27	$(0.19)

NOTE 9                                                  INCOME TAXES

The Company elected to be taxed as a REIT beginning with the filing of its tax return for the 2011 fiscal year. As of June 30, 2014, the Company has met the requirements of a REIT and has filed its tax returns for the 2012 fiscal year accordingly. Subject to its ability to meet the requirements of a REIT, the Company intends to maintain this status in future periods.

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

The Company has a subsidiary that it elected to treat as a taxable REIT subsidiary (TRS), which is subject to federal and state income taxes. For each of the three months ended June 30, 2014 and 2013, the Company incurred approximately $0.02 million in taxes associated with the TRS. For each of the six months ended June 30, 2014 and 2013, the Company incurred approximately $0.04 million in taxes associated with the TRS.

NOTE 10                                                    COMMON STOCK

On January 13, 2014, the Company issued 8,050,000 shares of common stock in an underwritten public offering at a public offering price of $19.50 per share. Net proceeds of the public offering were approximately $150.7 million after deducting the underwriting discount of $6.3 million, but before deducting offering expenses.

During the year ended December 31, 2013, 359,056 shares of the Company's Class B common stock were converted into 359,056 shares of the Company's common stock, at the request of the then holders of the Class B common stock. During the year ended December 31, 2013, the Company also sold 10,559 shares of common stock which were held as treasury stock at a stock price of $17.91 per share.

Brookfield Asset Management, Inc. and its affiliates (collectively, “Brookfield”) owned approximately 33.6% of the Company's common stock as of June 30, 2014.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dividends

On February 27, 2014, the Company's Board of Directors declared a first quarter common stock dividend of $0.17 per share, which was paid on April 30, 2014 to stockholders of record on April 15, 2014.

On May 1, 2014, the Company's Board of Directors declared a second quarter common stock dividend of $0.17 per share, which was paid on July 31, 2014 to stockholders of record on July 15, 2014.

Dividend Reinvestment and Stock Purchase Plan

On May 12, 2014, the Company established a Dividend Reinvestment and Stock Purchase Plan ("DRIP"). Under the DRIP, the Company's shareholders may purchase additional shares of common stock by automatically reinvesting all or a portion of the cash dividends paid on their shares of common stock or by making optional cash payments, or both, at fees described in the DRIP prospectus. The DRIP commenced with the payment of the second quarter dividend which was paid on July 31, 2014 to stock holders of record on July 15, 2014.

NOTE 11                                                    STOCK BASED COMPENSATION PLANS

Incentive Stock Plans

On January 12, 2012, the Company adopted the Rouse Properties, Inc. 2012 Equity Incentive Plan ("the Equity Plan").

Stock Options

Pursuant to the Equity Plan, the Company granted stock options to certain employees of the Company.  The vesting terms of these grants are specific to the individual grant.  In general, participating employees are required to remain employed for vesting to occur (subject to certain limited exceptions).  In the event that a participating employee ceases to be employed by the Company, any options that have not vested will generally be forfeited. Stock options generally vest annually over a 5 year period.

The following tables summarize stock option activity for the Equity Plan for the six months ended June 30, 2014 and 2013:

	2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock options outstanding at January 1,	2,579,171	$15.14	1,945,643	$14.64
Granted	750,300	18.40	695,900	16.48
Exercised	(1,680)	16.48	—	—
Forfeited	(42,120)	15.34	(47,378)	14.41
Expired	—	—	—	—
Stock options outstanding at June 30,	3,285,671	$15.88	2,594,165	$15.14

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Stock Options Outstanding (1)
Issuance	Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price
March 2012	1,500,514	7.75	$14.72
May 2012	21,900	7.92	13.71
August 2012	36,400	8.17	13.75
October 2012	297,257	8.33	14.47
February 2013	679,300	8.67	16.48
February 2014	750,300	9.67	18.40
Stock options outstanding at June 30, 2014	3,285,671	8.46	$15.88

Explanatory Note:

(1) As of June 30, 2014, 811,557 stock options became fully vested and are currently exercisable. As of June 30, 2014, the intrinsic value of these options was $1.7 million, and such stock options had a weighted average exercise price of $14.98 and a weighted average remaining contractual term of 8.01 years.

The Company recognized $0.5 million and $0.4 million for the three months ended June 30, 2014 and 2013, respectively, and $0.9 million and $0.7 million for the six months ended June 30, 2014 and 2013, respectively, in compensation expense related to the stock options which is recorded in "General and administrative" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).

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

The following table summarizes restricted stock activity for the six months ended June 30, 2014 and 2013:

	2014		2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock grants outstanding at January 1,	278,617	$14.85	263,669	$14.69
Granted	42,489	18.40	36,573	16.48
Forfeited	—	—	(4,160)	14.72
Canceled	—	—	—	—
Vested	(106,057)	14.99	(7,674)	15.56
Non-vested restricted stock grants outstanding at June 30,	215,049	$15.48	288,408	$14.87

The 4,160 shares of restricted stock that were forfeited during the six months ended June 30, 2013 were held in treasury for future restricted stock or option issuances.

The weighted average remaining contractual term (in years) of granted, non-vested restricted awards as of June 30, 2014 was 1.2 years.

The Company recognized $0.5 million and $0.4 million in compensation expense related to the restricted stock for the three months ended June 30, 2014 and 2013, respectively, and $0.9 million and $0.8 million for the six months ended June 30, 2014 and 2013, respectively, which is recorded in "General and administrative" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).

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

As of June 30, 2014, there was $9.2 million of total unrecognized compensation expense related to all nonvested options and restricted stock grants. Of this total, $2.0 million in 2014, $3.1 million in 2015, $2.4 million in 2016, $1.1 million in 2017, $0.5 million in 2018 and $0.1 million in 2019, will be recognized, respectively.  These amounts may be impacted by future grants, changes in forfeiture estimates or vesting terms, and actual forfeiture rates differing from estimated forfeiture rates.

NOTE 12                                            NON-CONTROLLING INTEREST

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

NOTE 13                                            RELATED PARTY TRANSACTIONS

Transition Services Agreement with GGP

The Company entered into a transition services agreement with GGP whereby GGP or its subsidiaries provided to the Company, on a transitional basis, certain specified services for various terms not exceeding 18 months following the spin-off. The services that GGP provided to the Company included, among others, payroll, human resources and employee benefits, financial systems management, treasury and cash management, accounts payable services, telecommunications services, information technology services, asset management services, legal and accounting services and various other corporate services. The charges for the transition services generally were intended to allow GGP to fully recover their costs directly associated with providing the services, plus a level of profit consistent with an arm’s length transaction together with all out-of-pocket costs and expenses. The charges for each of the transition services were generally based on an hourly fee arrangement and pass-through out-of-pocket costs. As of December 31, 2013, the transition services agreement with GGP was terminated. For the three and six months ended June 30, 2013, costs associated with the transition services agreement were $0.02 million and $0.1 million, respectively.

Office Lease with Brookfield

Upon its spin-off from GGP, the Company assumed a 10-year lease agreement with Brookfield, as landlord, for office space for its corporate office in New York City. Costs associated with the office lease were $0.3 million for the three months ended June 30, 2014 and 2013 and $0.5 million for the six months ended June 30, 2014 and 2013. There are no outstanding amounts payable as of June 30, 2014 and December 31, 2013.  In addition, the landlord completed the build out of the Company's office space during 2012 for $1.7 million and there were no outstanding costs payable as of June 30, 2014. The costs associated with the build out of the Company's office space were capitalized in "Buildings and equipment" on the Company's Consolidated Balance Sheets.

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

Business Infrastructure Costs

Upon its spin-off from GGP, the Company commenced the development of its information technology platform. The development of this platform requires us to purchase, design and create various information technology applications and infrastructure. Brookfield Corporate Operations, LLC ("BCO") has been engaged to assist in the project development and to procure the various applications and infrastructure of the Company. The Company incurred approximately $0.01 million and $0.8 million of infrastructure costs during the three months ended June 30, 2014 and 2013, respectively, and $0.1 million and $2.4 million during the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014 and December 31, 2013, the Company had approximately $8.2 million and $8.0 million, respectively, of infrastructure costs which were capitalized in "Buildings and equipment" on the Company's Consolidated Balance Sheets, of which there were $0.1 million of costs outstanding and payable as of December 31, 2013.

Financial Service Center

During 2013, the Company engaged BCO's financial service center to manage certain administrative services of Rouse, such as accounts payable and receivable, employee expenses, lease administration, and other similar types of services. Approximately $0.5 million and $0.3 million in costs were incurred for the three months ended June 30, 2014 and 2013, respectively, and $0.9 million and $0.6 million for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014 and December 31, 2013, there were no costs outstanding and payable.

The Company was also required to pay a monthly information technology services fee to BCO. Approximately $0.8 million and $0.5 million in costs were incurred for the three months ended June 30, 2014 and 2013, respectively, and $1.5 million and $0.9 million for the six months ended June 30, 2014 and 2013, respectively, of which there were no costs outstanding and payable as of June 30, 2014 and December 31, 2013.

Demand Deposit from Brookfield U.S. Holdings

In August 2012, the Company entered into an agreement with Brookfield U.S. Holdings (U.S. Holdings) to place funds into an interest bearing account which earns interest at LIBOR plus 1.05% per annum. The demand deposit is secured by a note from U.S. Holdings and is guaranteed by Brookfield Asset Management Inc. The demand deposit had an original maturity of February 14, 2013 and has now been extended to August 14, 2014. However, the Company may demand the funds earlier by providing U.S. Holdings with three days notice. The Company earned approximately $0.1 million in interest income for each of the three months ended June 30, 2014 and 2013, respectively. The Company earned approximately $0.3 million in interest income for each of the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, the Company had $10.0 million on deposit with U.S. Holdings, which is recorded as a "Demand deposit from affiliate" on the Company's Consolidated Balance Sheets. As of December 31, 2013, the Company had no outstanding deposit with U.S. Holdings.

NOTE 14                                     SUBSEQUENT EVENTS

On July 1, 2014, the Company removed Chula Vista Center located in Chula Vista, CA from the 2013 Term Loan collateral pool and placed a new non-recourse mortgage loan on Chula Vista Center for $70.0 million. The loan bears interest at a fixed rate of 4.18%, has a term of ten years, and amortizes over 30 years. Sikes Senter located in Wichita Falls, TX, had an

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

outstanding mortgage loan of $54.6 million with a fixed interest rate of 5.20% which was repaid on July 1, 2014 from proceeds from the Chula Vista Center refinancing. Upon repayment Sikes Senter was added to the 2013 Term Loan collateral pool with no change to the outstanding 2013 Term Loan balance. These refinancings resulted in approximately $15.0 million of proceeds to the Company before transaction costs.

In July 2014, the Company reduced the spread on the non-recourse mortgage loan on NewPark Mall located in Newark, CA, from LIBOR plus 405 basis points to LIBOR plus 325 basis points.

On July 1, 2014, the Company commenced enrollment under its Employee Stock Purchase Plan (the "ESPP"). The ESPP was implemented to provide eligible employees of the Company and its participating subsidiaries with an opportunity to purchase common stock of the Company with a discount of 5%, through accumulated payroll deductions or other permitted contributions. The ESPP was adopted by the Company's Board of Directors on February 27, 2014 and approved by its stockholders on May 9, 2014. The first offering period commenced on August 1, 2014 and will have a duration of three months, closing on October 31, 2014. The maximum number of shares of common stock that may be issued under the ESPP is 500,000 subject to certain circumstances.

On July 21, 2014, a receiver was appointed for the Steeplegate Mall mortgage loan and the Company along with the special servicer and the receiver are working on an orderly transfer of the deed to the Steeplegate Mall mortgage lender or successor lender should the loan be sold in the coming months. The loan matured on August 1, 2014 and was not repaid, as such the loan is currently in default.

On July 31, 2014, the Company's Board of Directors declared a third quarter common stock dividend of $0.17 per share which will be paid on October 31, 2014 to stockholders of record on October 15, 2014.

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
Overview—Introduction
As of June 30, 2014, our portfolio consisted of 35 regional malls in 22 states totaling over 24.8 million square feet of retail and ancillary space which are 90.5% leased and 85.9% occupied. We elected to be treated as a REIT beginning with the filing of our federal income tax return for the 2011 taxable year. As of June 30, 2014, we have met the requirements of a REIT and have filed our tax returns for the 2012 fiscal year accordingly. Subject to our ability to meet the requirements of a REIT, we intend to maintain this status in future periods.
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
Recent Developments

In May 2014, our Board of Directors declared a second quarter common stock dividend of $0.17 per share which was paid on July 31, 2014 to stockholders of record on July 15, 2014.

In May 2014, we acquired Bel Air Mall for a total purchase price of approximately $131.9 million, net of closing costs and adjustments and assumed an existing $112.5 million non-recourse mortgage loan. The loan bears interest at a fixed rate of 5.30%, matures in December 2015 and amortizes over 30 years.

Results of Operations
As of June 30, 2014, our total portfolio consisted of 35 properties (which excludes Boulevard Mall, which was disposed of during the year ended December 31, 2013). Properties that were in operation and owned as of January 1, 2013, excluding properties that are or will be undergoing construction to convert assets from enclosed malls to open air power centers and one asset that has been reclassified as a special consideration asset(1) are referred to as our Same Property portfolio. As of June 30, 2014, our Same Property portfolio consisted of 29 properties. The following table identifies which of our properties were excluded from our Same Property portfolio:

Property	Location
Acquisitions:
Greenville Mall	Greenville, NC
Chesterfield Towne Center	Richmond, VA
The Centre at Salisbury	Salisbury, MD
Bel Air Mall	Mobile,AL

Re-developments:
Knollwood Mall	St. Louis Park, MN
Gateway Mall	Springfield, OR

Special Consideration Asset:(1)
Steeplegate Mall	Concord, NH

Disposition:
Boulevard Mall	Las Vegas, NV
Explanatory Note:
(1) An asset is designated as special consideration when a property has a heightened probability of being conveyed to its lender absent substantive renegotiation.

Three Months Ended June 30, 2014 compared to the Three Months Ended June 30, 2013

	June 30, 2014	June 30, 2013	$ Change	% Change
	(In thousands)
Revenues:
Minimum rents	$46,820	$39,834	$6,986	17.5%
Tenant recoveries	18,729	16,155	2,574	15.9
Overage rents	474	841	(367)	(43.6)
Other	1,767	1,551	216	13.9
Total revenues	67,790	58,381	9,409	16.1
Expenses:
Property operating costs	17,159	14,210	2,949	20.8
Real estate taxes	6,073	6,069	4	0.1
Property maintenance costs	2,600	2,925	(325)	(11.1)
Marketing	540	660	(120)	(18.2)
Provision for doubtful accounts	194	350	(156)	(44.6)
General and administrative	6,541	5,248	1,293	24.6
Depreciation and amortization	23,419	15,563	7,856	50.5
Other	587	969	(382)	(39.4)
Total expenses	57,113	45,994	11,119	24.2
Operating income	10,677	12,387	(1,710)	(13.8)

Interest income	104	125	(21)	(16.8)
Interest expense	(18,833)	(21,659)	2,826	13.0
Loss before income taxes and discontinued operations	(8,052)	(9,147)	1,095	12.0
Provision for income taxes	(123)	(219)	96	43.8
Loss from continuing operations	(8,175)	(9,366)	1,191	12.7
Loss from discontinued operations	—	(513)	513	100.0
Gain on extinguishment of debt	—	13,995	(13,995)	(100.0)
Discontinued operations, net	—	13,482	(13,482)	(100.0)
Net income (loss)	$(8,175)	$4,116	$(12,291)	<100.0

Revenues
Total revenues increased $9.4 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase in revenues was primarily due to the acquisitions of Greenville Mall, Chesterfield Towne Center, The Centre at Salisbury, and Bel Air Mall that were acquired subsequent to June 30, 2013.
Operating Expenses
Property operating expenses increased $2.4 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Property operating expenses include property operating costs, real estate taxes, property maintenance costs, marketing, and provision for doubtful accounts. As a result of the property acquisitions of Greenville Mall, Chesterfield Towne Center, The Centre at Salisbury and Bel Air Mall, our property operating expenses increased $3.2 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The Same Property portfolio expenses decreased by approximately $0.8 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. This decrease was primarily attributable to a decrease in our property real estate taxes, which offset a legacy litigation settlement of $0.8 million

General and administrative expenses increased by $1.3 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, the increase was primarily attributable to additional costs incurred on our information technology platform. Employee costs increased as well, due to the ramp up of staffing that occurred during 2013.
Depreciation and amortization expenses increased $7.9 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase was primarily attributable to the properties acquired during 2014 and 2013.
Other Income and Expenses
Interest expense decreased $2.8 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The decrease is primarily related to the refinancings of Valley Hills Mall and New Park Mall in which $2.0 million of defeasance fees and write-off of deferred financing fees were incurred during the three months ended June 30, 2013. The remaining $0.8 million is due to lower interest rates from our refinancings.
Loss from discontinued operations for the three months ended June 30, 2013 included the historical operations of Boulevard Mall, as we conveyed our interest in this property to the lender during 2013. This resulted in a net gain of discontinued operations of $13.5 million for the three months ended June 30, 2013. No assets were disposed of during the three months ended June 30, 2014.
Six Months Ended June 30, 2014 compared to the Six Months Ended June 30, 2013

	June 30, 2014	June 30, 2013	$ Change	% Change
	(In thousands)
Revenues:
Minimum rents	$92,790	$78,563	$14,227	18.1%
Tenant recoveries	37,912	32,335	5,577	17.2
Overage rents	1,938	2,291	(353)	(15.4)
Other	2,988	2,685	303	11.3
Total revenues	135,628	115,874	19,754	17.0
Expenses:
Property operating costs	33,895	27,817	6,078	21.8
Real estate taxes	12,266	11,784	482	4.1
Property maintenance costs	5,776	6,203	(427)	(6.9)
Marketing	1,081	1,312	(231)	(17.6)
Provision for doubtful accounts	388	499	(111)	(22.2)
General and administrative	12,481	10,099	2,382	23.6
Depreciation and amortization	44,463	31,670	12,793	40.4
Other	1,261	1,467	(206)	(14.0)
Total expenses	111,611	90,851	20,760	22.9
Operating income	24,017	25,023	(1,006)	(4.0)

Interest income	276	326	(50)	(15.3)
Interest expense	(36,647)	(41,303)	4,656	11.3
Loss before income taxes and discontinued operations	(12,354)	(15,954)	3,600	22.6
Provision for income taxes	(247)	(254)	7	2.8
Loss from continuing operations	(12,601)	(16,208)	3,607	22.3
Loss from discontinued operations	—	(23,158)	23,158	100.0
Gain on extinguishment of debt	—	13,995	(13,995)	(100.0)
Discontinued operations, net	—	(9,163)	9,163	100.0
Net income (loss)	$(12,601)	$(25,371)	$12,770	50.3

Revenues
Total revenues increased $19.8 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase in revenues was primarily due to the property acquisitions of Greenville Mall, Chesterfield Towne Center, The Centre at Salisbury, and Bel Air Mall that were acquired subsequent to June 30, 2013.
Operating Expenses
Property operating expenses increased $5.8 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Property operating expenses include property operating costs, real estate taxes, property maintenance costs, marketing, and provision for doubtful accounts. The property acquisitions of Greenville Mall, Chesterfield Towne Center, The Centre at Salisbury and Bel Air Mall increased our portfolio by $5.7 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The Same Property portfolio expenses remained flat for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.
General and administrative expenses increased by $2.4 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, which was primarily attributable to an increase in costs related to our information technology platform year over year. Employee costs increased as well, due to the ramp up of staffing that occurred during 2013.
Depreciation and amortization expenses increased $12.8 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase was primarily attributable to the properties acquired during 2014 and 2013.
Other Income and Expenses
Interest expense decreased $4.7 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The decrease is primarily related to the refinancings of Lakeland Mall, Valley Hills Mall and New Park Mall in which $2.9 million of defeasance, extinguishment costs and write-off of deferred financing fees were incurred during the six months ended June 30, 2013. The remaining $1.8 million is due to lower interest rates and outstanding balances on our loans that were refinanced throughout 2013, as well as a write-off of the market rate assumption for Bayshore Mall mortgage loan that was paid off during the six months ended June 30, 2014.
Loss from discontinued operations for the six months ended June 30, 2013 included the historical operations of Boulevard Mall, as we conveyed our interest in this property to the lender during 2013. This resulted in a net gain of discontinued operations of $9.2 million for the six months ended June 30, 2013. No assets were disposed of during the six months ended June 30, 2014.

Operating Metrics
Leasing Volume

The following table represents the leases signed during the three months ended June 30, 2014:

2014 Leasing Activity(1)(2)	Number of Leases	Square Feet	Term (in years)	Initial Inline Rent PSF (4)(5)	Initial Freestanding Rent PSF (4)(6)	Average Inline Rent PSF (5)(7)	Average Freestanding Rent PSF (6)(7)
New Leases
Under 10,000 sq. ft.	43	91,294	6.9	$26.66	$12.22	$29.08	$13.99
Over 10,000 sq. ft.	5	175,456	11.4	18.14	—	18.68	—
Total New Leases	48	266,750	9.8	20.91	12.22	22.07	13.99

Renewal Leases
Under 10,000 sq. ft.	60	177,600	3.6	$36.74	$14.12	$38.24	$14.12
Over 10,000 sq. ft.	6	71,512	3.2	13.28	—	13.36	—
Total Renewal Leases	66	249,112	3.5	29.51	14.12	30.58	14.12

Sub-Total	114	515,862	6.8	$24.97	$13.57	$26.08	$14.08

Percent in Lieu	14	49,511	n.a.	n.a.	n.a	n.a.	n.a

Total Q2 2014 (3)	128	565,373	6.8	$24.97	$13.57	$26.08	$14.08
Total Q1 2014	109	529,122
Total YTD 2014	237	1,094,495

Explanatory Notes:

(1) Excludes anchors and specialty leasing. An anchor is defined as a department store or discount department store in traditional spaces whose merchandise appeals to a broad range of shoppers or spaces which are greater than 70,000 square feet.
(2) Represents signed leases as of June 30, 2014.
(3) The total leasing commissions were approximately $3.2 million for the three months ended June 30, 2014. There were no material tenant concessions with respect to the leases signed during the three months ended June 30, 2014.
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

The following table represents our weighted average in-place rent for freestanding and mall space that is less than 10,000 square feet for the three months ended June 30, 2014 for our Same Property portfolio:

In-Place Rent < 10k SF (1)
June 30, 2014
Freestanding (2)	$18.57
Mall (3)	$39.09
Total Same Property portfolio	$36.99

Explanatory Notes:

(1) Rent is presented on a cash basis and consists of base minimum rent, common area maintenance costs, and real estate taxes.
(2) Freestanding spaces are outparcel retail locations (locations that are not attached to the primary complex of buildings that comprise a shopping center). Excludes anchor stores.
(3) Mall shop locations excluding anchor and freestanding stores.

New and Renewal Lease Spread

The following table represents leasing and rent spread information for renewals and new leases that we signed during the three months ended June 30, 2014, as compared to the rents of the expiring leases on the same space:

New and Renewal Lease Spread (1)

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF (2)	Average Rent PSF (3)	Expiring Rent PSF (4)	Initial Rent Spread		Average Rent Spread
Three Months Ended June 30, 2014	84	296,011	4.2	$27.47	$28.69	$25.52	$1.95	7.7%	$3.17	12.4%

Total YTD 2014	153	603,238	4.3	$25.07	$26.00	$22.82	$2.25	9.8%	$3.18	13.9%

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
Same Property Material Trends

•
Percentage leased increased to 90.7% as of June 30, 2014 from 89.8% as of June 30, 2013 in our Same Property portfolio. This increase is the result of signing leases representing aggregate space amounts greater than scheduled lease and space expirations since June 30, 2013.

•
Average in-place rents for mall spaces that are less than 10,000 square feet increased to $39.09 as of June 30, 2014 from $38.83 as of June 30, 2013 in our Same Property portfolio. The increase is attributable to higher rents on new and renewal leases as compared to the existing rents of the Same Property portfolio.

Liquidity and Capital Resources
Our primary uses of cash include payment of operating expenses, working capital, capital expenditures, debt repayments, including principal and interest, reinvestment in properties, development and redevelopment of properties, acquisitions, tenant allowances, and dividends.
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
As of June 30, 2014, our combined contractual debt, excluding non-cash debt market rate adjustments, was approximately $1.49 billion. The aggregate principal and interest payments due on our outstanding indebtedness as of June 30, 2014 is approximately $91.6 million for the year ending December 31,2014 and approximately $237.2 million for the year ending December 31, 2015.
Property-Level Debt

We had individual Property-Level Debt on 19 of our 35 assets, representing $1.2 billion (excluding $7.8 million of market rate adjustments) as of June 30, 2014. As of June 30, 2014, the Property-Level Debt had a weighted average interest rate of 5.2% and an average remaining term of 4.3 years. The Property-Level Debt is generally non-recourse to us and is stand-alone (i.e, not cross-collateralized) first mortgage debt with the exception of customary contingent guarantees/indemnities.
In January 2014, we retired the $27.6 million mortgage debt balance on Bayshore Mall.
In April 2014, the loan associated with the Steeplegate Mall was transferred to special servicing. As of June 30, 2014, we have commenced discussions with the special servicer and the asset is expected to be conveyed to its lender during the year ending December 31, 2014.

The following is a summary of significant property loan refinancings and acquisitions that occurred as of June 30, 2014 and as of December 31, 2013 ($ in thousands):

Property	Date	Balance at Date of Refinancing	Interest Rate	Balance of New Loan	New Interest Rate	Net Proceeds (1)	Maturity
June 30, 2014
Bel Air Mall	May 2014	$—	—%	$112,505	5.30%	$—	December 2015
December 31, 2013
Lakeland Mall (2)	March 2013	$50,300	5.12%	$70,000	4.17%	$13,400	March 2023
NewPark Mall (3)	May 2013	62,900	7.45%	66,500	LIBOR + 4.05%	1,100	May 2017
Valley Hills Mall	June 2013	51,400	4.73%	68,000	4.47%	15,000	July 2023
Greenville Mall	July 2013	—	—%	41,700	5.29%	—	December 2015
West Valley Mall (4)	September 2013	47,100	3.43%	59,000	LIBOR + 1.75%	11,400	September 2018
Chesterfield Towne Center	December 2013	—	—%	109,737	4.75%	—	October 2022
The Centre at Salisbury (5)	December 2013	—	—%	115,000	5.79%	—	May 2016

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
(4) The loan is interest-only for the first three years and amortizes on a 30 year schedule thereafter. The loan has a five year extension option subject to the fulfillment of certain conditions. During January 2014, we entered into a swap transaction and the loan now has a fixed interest rate of 3.24%.
(5) The loan is interest-only. In conjunction with the acquisition of The Centre at Salisbury, we guaranteed a maximum amount of $3.5 million until certain financial covenants are met for two consecutive years.

Corporate Facilities

2013 Senior Facility

On November 22, 2013, we entered into the 2013 Senior Facility which provides borrowings on the 2013 Revolver of up to $250.0 million and $260.0 million on the 2013 Term Loan. Borrowings on the 2013 Senior Facility bear interest at LIBOR + 185 to 300 basis points based on our corporate leverage. Proceeds from the 2013 Senior Facility were used to retire our 2012 Senior Facility, including the 2012 Revolver and the 2012 Term Loan, and the $70.9 million non-recourse mortgage loan on the Southland Mall in California prior to its maturity date in January 2014. During the six months ended June 30, 2014, we exercised a portion of our "accordion" feature on our 2013 Senior Facility to increase the available borrowings of our 2013 Revolver thereunder from $250.0 million to $285.0 million. The term and rates of our 2013 Senior Facility were otherwise unchanged.

The 2013 Revolver has an initial term of four years with a one year extension option and the 2013 Term Loan has a term of five years. As of June 30, 2014, there was no outstanding balance on the 2013 Revolver.

We are required to pay an unused fee related to the 2013 Revolver equal to 0.20% per year if the aggregate unused amount is greater than or equal to 50% of the 2013 Revolver or 0.30% per year if the aggregate unused amount is less than 50% of the 2013 Revolver.  The default interest rate following a payment event of default under the 2013 Senior Facility is 3.00% more than the then-applicable interest rate. During the three and six months ended June 30, 2014, we incurred $0.2 million and $0.4 million respectively, of unused fees related to the 2013 Revolver.

The 2013 Senior Facility contains representations and warranties, affirmative and negative covenants and defaults that are customary for such a real estate loan. In addition, the 2013 Senior Facility requires compliance with certain financial covenants, including borrowing base loan to value and debt yield, corporate maximum leverage ratio, minimum ratio of adjusted consolidated earnings before interest, tax, depreciation and amortization to fixed charges, minimum tangible net worth, minimum mortgaged property requirement, maximum unhedged variable rate debt and maximum recourse indebtedness. Failure to comply with the covenants in the 2013 Senior Facility would result in a default thereunder and, absent a waiver or an amendment from our lenders, permit the acceleration of all outstanding borrowings under the 2013 Senior Facility. No assurance can be given that we would be successful in obtaining such waiver or amendment in this current financial climate, or that any accommodations that we were able to negotiate would be on terms as favorable as those in the 2013 Senior Facility. In addition, any such default may result in the cross-default of our other indebtedness. As of June 30, 2014, we were in compliance with all of the debt covenants related to the 2013 Senior Facility.

As of June 30, 2014, $2.0 billion of land, buildings and equipment (before accumulated depreciation) have been pledged as collateral for our mortgages, notes and loans payable. Certain mortgage notes payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance. The weighted-average interest rate on our collateralized mortgages, notes and loans payable was approximately 4.7% and 4.6% as of June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014, the average remaining term was 4.3 years.

As of June 30, 2014, the Company issued letters of credit totaling $5.0 million in connection with three of its properties. During the three and six months ended June 30, 2014, the Company incurred $0.03 million and $0.05 million, respectively, of letter of credit fees. During the three and six months ended June 30, 2013, no letters of credit were issued.

2012 Senior Facility

On January 12, 2012, we entered into the 2012 Senior Facility. The interest rate during the year ended 2012 was renegotiated from LIBOR plus 5.0% (with a LIBOR floor of 1.0%) to LIBOR plus 4.5% (with no LIBOR floor). In conjunction with the our entrance into the 2013 Senior Facility, the 2012 Senior Facility was terminated.

We were required to pay an unused fee related to the 2012 Revolver equal to 0.30% per year if the aggregate unused amount was greater than or equal to 50% of the 2012 Revolver or 0.25% per year if the aggregate unused amount was less than 50% of the 2012 Revolver. During the three and six months ended June 30, 2013, the Company incurred $0.1 million and $0.2 million, respectively, of unused fees related to the 2012 Revolver.

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

Hedging Instruments

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps and caps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from the counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

The table below presents the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets as of June 30, 2014 and December 31, 2013:

Instrument Type	Location in consolidated balance sheets	Notional Amount	Designated Benchmark Interest Rate	Strike Rate	Fair Value at June 30, 2014	Fair Value at December 31, 2013	Maturity Date
Derivative not designated as hedging instruments		(dollars in thousands)
Interest Rate Cap	Prepaid expenses and other assets, net	$66,500	One-month LIBOR	4.5%	$3	$45	May 2016
Derivative designated as hedging instruments
Pay fixed / receive variable rate swap	Accounts payable and accrued expenses, net	59,000	One-month LIBOR	1.49%	(655)	—	June 2018

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

The table below describes our current redevelopment projects, which commenced during 2013 and 2014 (dollars in thousands):

Property	Description	Total Project Square Feet	Total Estimated Project Cost	Cost as of June 30, 2014
Bayshore Mall Eureka, CA	Convert former junior anchor space and unproductive space to accommodate new tenants including TJ Maxx, Ulta, and The Sports Authority	43,100	$6,100	$5,919

Lansing Mall Lansing, MI	Replace vacant anchor space with Regal Cinema and Longhorn Steakhouse	57,700	$14,300	$14,010

Three Rivers Mall Kelso, WA	Convert anchors and unproductive space to Regal Cinemas, Sportsman's Warehouse and high volume restaurants	103,000	$20,100	$6,620

Knollwood Mall St. Lous Park, MN	De-mall and construct new exterior facing junior boxes including Nordstrom Rack, small shops, and a new outparcel building	118,000	$32,200	$4,150

Operating Property Capital Expenditures

The table below describes our current operating property capital expenditures for the three and six months ended June 30, 2014:

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2014
Ordinary capital expenditures (1)	$1,020	$1,426
Cosmetic capital expenditures	2,678	4,287
Tenant improvements and allowances (2)	5,642	7,886
Total	$9,340	$13,599

Explanatory Notes:
(1) Includes non-tenant recurring and non-recurring capital expenditures.
(2) Includes tenant improvements and allowances on current operating properties, excluding anchors and strategic projects.

Summary of Cash Flows
Six Months Ended June 30, 2014 compared to the Six Months Ended June 30, 2013
Cash Flows from Operating Activities
Net cash provided by operating activities was $34.9 million for the six months ended June 30, 2014 compared to $27.0 million for the six months ended June 30, 2013. The increase in cash provided by operating activities was primarily due to the property acquisitions of Greenville Mall, Chesterfield Towne Center, The Centre at Salisbury and Bel Air Mall that were acquired subsequent to June 30, 2013.
Cash Flows from Investing Activities
Net cash (used in) provided by investing activities was $(73.3) million for the six months ended June 30, 2014, compared to $68.9 million for the six months ended June 30, 2013. During the six months ended June 30, 2014, we increased our demand deposit by $10.0 million with Holdings. During the six months ended June 30, 2013, we reduced this same demand deposit by $105.0 million in order to pay down $100.0 million on our 2012 Term Loan.
Cash Flows from Financing Activities
Net cash provided by (used in) financing activities was $46.5 million for the six months ended June 30, 2014, compared to $(86.3) million for the six months ended June 30, 2013.
The increase of $132.8 million in net cash provided by financing activities was primarily due to $150.7 million in net proceeds we received from our common stock offering during the six months ended June 30, 2014. Principal payments were $37.9 million for the six months ended June 30, 2014 compared to $277.9 million for the six months ended June 30, 2013. The reduction in principal payments is primarily due to the $100.0 million paydown on our 2012 Term Loan and repayment of outstanding loans of $164.8 million related to the refinancing of the Lakeland Mall, NewPark Mall and Valley Hills Mall during the six months ended June 30, 2013.

During the six months ended June 30, 2013, we received $204.5 million in proceeds from refinancings / issuances of mortgage, notes, and loans payable as a result of our refinancing of the Lakeland Mall, NewPark Mall and Valley Hills Mall.
During the six months ended June 30, 2014, we also repaid our outstanding balance of $58.0 million on our 2013 Revolver.
Contractual Cash Obligations and Commitments
The following table aggregates our contractual cash obligations and commitments as of June 30, 2014:

	2014	2015	2016	2017	2018	Thereafter	Total
	(in thousands)
Long-term debt-principal(1)	$57,300	$170,427	$336,931	$211,589	$325,821	$388,633	$1,490,701
Interest payments(2)	34,305	66,804	46,454	31,148	25,624	73,726	278,061
Operating lease obligations	635	1,324	1,340	1,409	1,421	3,587	9,716
Total	$92,240	$238,555	$384,725	$244,146	$352,866	$465,946	$1,778,478

Explanatory Notes:

(1) Excludes $7.8 million of non-cash debt market rate adjustments.
(2) Based on rates as of June 30, 2014. Variable rates are based on LIBOR rate of 0.16%.
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

Critical Accounting Policies

Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. Our critical accounting policies are discussed in our Annual Report and have not changed as of June 30, 2014.

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
In addition, management believes that NOI and Core NOI provide useful information to the investment community about our operating performance. However, due to the exclusions noted above, NOI and Core NOI should only be used as supplemental measures of our financial performance and not as an alternative to GAAP operating income (loss) or net income (loss). For reference, and as an aid in understanding management's computation of NOI and Core NOI, a reconciliation from the consolidated net loss as computed in accordance with GAAP to NOI and Core NOI (including Same Property portfolio Core NOI and Same Property portfolio CORE NOI, as adjusted) is presented below:

	For the three months ended June 30,
	2014			2013
	Consolidated	Discontinued Operations	Total	Consolidated	Discontinued Operations	Total
	(In thousands)
Net income (loss)	$(8,175)	$—	$(8,175)	$4,116	$—	$4,116
Gain on extinguishment of debt	—	—	—	(13,995)	—	(13,995)
Loss from discontinued operations	—	—	—	513	(513)	—
Provision for income taxes	123	—	123	219	—	219
Interest expense	18,833	—	18,833	21,659	1,536	23,195
Interest income	(104)	—	(104)	(125)	—	(125)
Other	587	—	587	969	—	969
Depreciation and amortization	23,419	—	23,419	15,563	195	15,758
General and administrative	6,541	—	6,541	5,248	—	5,248
NOI	$41,224	$—	$41,224	$34,167	$1,218	$35,385
Above and below market ground rent expense, net	36	—	36	30	—	30
Above and below market tenant leases, net	3,639	—	3,639	4,114	(145)	3,969
Amortization of tenant inducements	9	—	9	250	—	250
Amortization of straight line rent	(462)	—	(462)	(879)	(10)	(889)
Core NOI	$44,446	$—	$44,446	$37,682	$1,063	$38,745
Non same property assets	(10,882)	—	(10,882)	(3,480)	(1,063)	(4,543)
Termination income	(456)	—	(456)	(239)	—	(239)
Same Property Core NOI	$33,108	$—	$33,108	$33,963	$—	$33,963
Adjust for (income) loss on legacy litigation expenses	785	—	785	(466)	—	(466)
Same property core net operating income, as adjusted	$33,893	$—	$33,893	$33,497	$—	$33,497

	For the six months ended June 30,
	2014			2013
	Consolidated	Discontinued Operations	Total	Consolidated	Discontinued Operations	Total
	(In thousands)
Net loss	$(12,601)	$—	$(12,601)	$(25,371)	$—	$(25,371)
Gain on extinguishment of debt	—	—	—	(13,995)	—	(13,995)
Loss from discontinued operations	—	—	—	23,158	(23,158)	—
Provision for income taxes	247	—	247	254	—	254
Interest expense	36,647	—	36,647	41,303	3,227	44,530
Interest income	(276)	—	(276)	(326)	—	(326)
Other	1,261	—	1,261	1,467	—	1,467
Provision for impairment	—	—	—	—	21,661	21,661
Depreciation and amortization	44,463	—	44,463	31,670	763	32,433
General and administrative	12,481	—	12,481	10,099	—	10,099
NOI	$82,222	$—	$82,222	$68,259	$2,493	$70,752
Above and below market ground rent expense, net	67	—	67	61	—	61
Above and below market tenant leases, net	7,396	—	7,396	8,413	176	8,589
Amortization of tenant inducements	10	—	10	500	—	500
Amortization of straight line rent	(1,087)	—	(1,087)	(1,823)	(30)	(1,853)
Core NOI	$88,608	$—	$88,608	$75,410	$2,639	$78,049
Non same property assets	(20,356)	—	(20,356)	(6,498)	(2,639)	(9,137)
Termination income	(456)	—	(456)	(274)	—	(274)
Same Property Core NOI	$67,796	$—	$67,796	$68,638	$—	$68,638
Adjust for (income) loss on legacy litigation expenses	785	—	785	(466)	—	(466)
Same property core net operating income, as adjusted	$68,581	$—	$68,581	$68,172	$—	$68,172

Funds from Operations and Core Funds from Operations
Consistent with real estate industry and investment community practices, we use FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), as a supplemental measure of our operating performance. NAREIT defines FFO as net income (loss) (computed in accordance with GAAP), excluding impairment write-downs on depreciable real estate, gains or losses from cumulative effects of accounting changes, extraordinary items and sales of depreciable properties, plus real estate related depreciation and amortization. We also include Core FFO as a supplemental measurement of operating performance. We define Core FFO as FFO excluding straight-line rent, amortization of tenant inducements, amortization of above- and below-market tenant leases, amortization of above- and below-market ground rent expense, reorganization items, amortization of deferred financing costs, mark-to-market adjustments on debt, write-off of market rate adjustments on debt, write-off of deferred financing costs, debt extinguishment costs, provision for income taxes, gain on extinguishment of debt, and other costs. Other real estate companies may use different methodologies for calculating FFO and Core FFO and, accordingly, our FFO and Core FFO may not be comparable to other real estate companies.
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
For reference, and as an aid in understanding management's computation of FFO and Core FFO, a reconciliation from the consolidated net loss as computed in accordance with GAAP to FFO and Core FFO is presented below:

	For the three months ended June 30,
	2014			2013
	Consolidated	Discontinued Operations	Total	Consolidated	Discontinued Operations	Total
	(In thousands)
Net income (loss)	$(8,175)	$—	$(8,175)	$4,116	$—	$4,116
Depreciation and amortization	23,419	—	23,419	15,563	195	15,758
Loss from discontinued operations	—	—	—	513	(513)	—
Gain on extinguishment of debt	—	—	—	(13,995)	—	(13,995)
FFO	$15,244	$—	$15,244	$6,197	$(318)	$5,879
Provision for income taxes	123	—	123	219	—	219
Interest expense:
Amortization and write-off of market rate adjustments	1,313	—	1,313	2,252	541	2,793
Amortization and write-off of deferred financing costs	880	—	880	2,853	49	2,902
Debt extinguishment costs	—	—	—	1,026	—	1,026
Amortization of straight line rent for corporate and regional offices	16	—	16	63	—	63
Other	587	—	587	969	—	969
Above and below market ground rent expense, net	36	—	36	30	—	30
Above and below market tenant leases, net	3,639	—	3,639	4,114	(145)	3,969
Amortization of tenant inducements	9	—	9	250	—	250
Amortization of straight line rent	(462)	—	(462)	(879)	(10)	(889)
Core FFO	$21,385	$—	$21,385	$17,094	$117	$17,211

	For the six months ended June 30,
	2014			2013
	Consolidated	Discontinued Operations	Total	Consolidated	Discontinued Operations	Total
	(In thousands)
Net loss	$(12,601)	$—	$(12,601)	$(25,371)	$—	$(25,371)
Depreciation and amortization	44,463	—	44,463	31,670	763	32,433
Provision for impairment	—	—	—	—	21,661	21,661
Loss from discontinued operations	—	—	—	23,158	(23,158)	—
Gain on extinguishment of debt	—	—	—	(13,995)	—	(13,995)
FFO	$31,862	$—	$31,862	$15,462	$(734)	$14,728
Provision for income taxes	247	—	247	254	—	254
Interest expense:
Amortization and write-off of market rate adjustments	1,887	—	1,887	3,548	1,131	4,679
Amortization and write-off of deferred financing costs	2,153	—	2,153	4,978	103	5,081
Debt extinguishment costs	—	—	—	1,886	—	1,886
Amortization of straight line rent for corporate and regional offices	22	—	22	94	—	94
Other	1,261	—	1,261	1,467	—	1,467
Above and below market ground rent expense, net	67	—	67	61	—	61
Above and below market tenant leases, net	7,396	—	7,396	8,413	176	8,589
Amortization of tenant inducements	10	—	10	500	—	500
Amortization of straight line rent	(1,087)	—	(1,087)	(1,823)	(30)	(1,853)
Core FFO	$43,818	$—	$43,818	$34,840	$646	$35,486

ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risks described in our Annual Report.

ITEM 4      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended June 30, 2014. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2014 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014. That evaluation did not identify any changes that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Securities
There were no unregistered sales of equity securities during the three months ended June 30, 2014.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1- April 30, 2014	21,174	$17.11	—	—
May 1- May 31, 2014	—	—	—	—
June 1 - June 30, 2014	998	$16.85	—	—
Total	22,172	$17.10	—	—
Explanatory Note:

(1) These amounts represent shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of employees restricted stock awards.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS

10.1     Employment Letter, Dated June 30, 2014, Between Rouse Properties, Inc. and Michael Grant

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

101
The following financial information from Rouse Properties, Inc.’s. Quarterly Report on Form 10-Q for the three months ended June 30, 2014 has been filed with the SEC on August 4, 2014, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations and Comprehensive Income (Loss), (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of June 30, 2014.  The registrant agrees to furnish a copy of such agreements to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROUSE PROPERTIES, INC.
(Registrant)

Date:	August 4, 2014	By:	/s/ John Wain
John Wain
Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)

Exhibit Index

10.1	Employment Letter, Dated June 30, 2014, Between Rouse Properties, Inc and Michael Grant.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Rouse Properties, Inc’s. Quarterly Report on Form 10-Q for the three months ended June 30, 2014 has been filed with the SEC on August 4, 2014, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations and Comprehensive Income (Loss), (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.