Form 10-Q
period 2014-09-30
Rouse Properties, Inc.
filed 2014-11-03
CIK 1528558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014
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

The number of shares of Common Stock, $0.01 par value, outstanding on October 31, 2014 was 57,742,605.

Rouse Properties Inc.

ROUSE PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2014	December 31, 2013
	(In thousands)
Assets:
Investment in real estate:
Land	$378,354	$353,061
Buildings and equipment	1,846,054	1,595,070
Less accumulated depreciation	(176,421)	(142,432)
Net investment in real estate	2,047,987	1,805,699
Cash and cash equivalents	21,287	14,224
Restricted cash	44,596	46,836
Accounts receivable, net	31,217	30,444
Deferred expenses, net	51,429	46,055
Prepaid expenses and other assets, net	69,506	76,252
Total assets	$2,266,022	$2,019,510

Liabilities:
Mortgages, notes and loans payable, net	$1,587,572	$1,454,546
Accounts payable and accrued expenses, net	123,295	109,683
Total liabilities	1,710,867	1,564,229

Commitments and contingencies	—	—

Equity:
Preferred stock: $0.01 par value; 50,000,000 shares authorized, 0 issued and outstanding as of September 30, 2014 and December 31, 2013	—	—
Common stock: $0.01 par value; 500,000,000 shares authorized, 57,746,765 issued and 57,742,605 outstanding as of September 30, 2014 and 49,652,596 issued and 49,648,436 outstanding as of December 31, 2013	578	497
Additional paid-in capital	688,129	565,798
Accumulated deficit	(150,290)	(111,125)
Accumulated other comprehensive loss	(230)	—
Total stockholders' equity	538,187	455,170
Noncontrolling interest	16,968	111
Total equity	555,155	455,281
Total liabilities and equity	$2,266,022	$2,019,510

The accompanying notes are an integral part of these consolidated financial statements.

ROUSE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Revenues:
Minimum rents	$51,817	$40,733	$144,608	$119,296
Tenant recoveries	20,518	17,918	58,430	50,254
Overage rents	726	188	2,664	2,479
Other	1,722	1,476	4,711	4,161
Total revenues	74,783	60,315	210,413	176,190
Expenses:
Property operating costs	18,639	16,015	52,535	43,831
Real estate taxes	7,287	6,517	19,553	18,300
Property maintenance costs	2,394	2,158	8,170	8,361
Marketing	572	720	1,653	2,032
Provision for (recovery of) doubtful accounts	271	(136)	659	364
General and administrative	6,132	5,575	18,613	15,675
Provision for impairment	10,665	—	10,665	—
Depreciation and amortization	27,130	15,748	71,593	47,418
Other	1,371	585	2,631	2,052
Total expenses	74,461	47,182	186,072	138,033
Operating income	322	13,133	24,341	38,157

Interest income	34	166	310	492
Interest expense	(26,592)	(18,002)	(63,239)	(59,305)
Loss before income taxes and discontinued operations	(26,236)	(4,703)	(38,588)	(20,656)
Provision for income taxes	(136)	20	(383)	(235)
Loss from continuing operations	(26,372)	(4,683)	(38,971)	(20,891)
Discontinued operations:
Loss from discontinued operations	—	—	—	(23,158)
Gain on extinguishment of debt	—	—	—	13,995
Discontinued operations, net	—	—	—	(9,163)
Net loss	$(26,372)	$(4,683)	$(38,971)	$(30,054)
Net income attributable to non-controlling interests	(194)	—	(194)	—
Net loss attributable to Rouse Properties Inc.	$(26,566)	$(4,683)	$(39,165)	$(30,054)

Loss from continuing operations per share attributable to Rouse Properties Inc - Basic and Diluted	$(0.46)	$(0.09)	$(0.69)	$(0.42)

Net loss per share attributable to Rouse Properties Inc - Basic and Diluted	$(0.46)	$(0.09)	$(0.69)	$(0.61)

Dividends declared per share	$0.17	$0.13	$0.51	$0.39

Other comprehensive loss:
Net loss	$(26,372)	$(4,683)	$(38,971)	$(30,054)
Other comprehensive loss:
Unrealized gain (loss) on financial instrument	425	—	(230)	—
Comprehensive loss	$(25,947)	$(4,683)	$(39,201)	$(30,054)

The accompanying notes are an integral part of these consolidated financial statements.

ROUSE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Common Stock (shares)	Class B Common Stock (shares)	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Equity
	(In thousands, except share amounts)
Balance at December 31, 2012	49,235,528	359,056	$493	$4	$588,668	$(56,380)	$—	$111	$532,896
Net loss	—	—	—	—	—	(30,054)	—	—	(30,054)
Conversion of Class B share to common shares	359,056	(359,056)	4	(4)	—	—	—	—	—
Offering costs	—	—	—	—	(332)	—	—	—	(332)
Dividends to common shareholders ($0.13 per share)	—	—	—	—	(19,366)	—	—	—	(19,366)
Issuance and amortization of stock compensation	36,573	—	—	—	2,248	—	—	—	2,248
Exercise of Options	4,080	—	—	—	60	—	—	—	60
Forfeited restricted shares	(4,160)	—	—	—	—	—	—	—	—
Sale of treasury stock	10,559	—	—	—	187	—	—	—	187
Balance at September 30, 2013	49,641,636	—	$497	$—	$571,465	$(86,434)	$—	$111	$485,639

Balance at December 31, 2013	49,648,436	—	$497	$—	$565,798	$(111,125)	$—	$111	$455,281
Net income (loss)	—	—	—	—	—	(39,165)	—	194	(38,971)
Comprehensive loss	—	—	—	—	—	—	(230)	—	(230)
Issuance of 8,050,000 shares of common stock, net of underwriting discount	8,050,000	—	81	—	150,616	—	—	—	150,697
Offering costs	—	—	—	—	(467)	—	—	—	(467)
Dividends to common shareholders ($0.13 per share for issuance of 8,050,000 shares and $0.17 per share for Q1, Q2, and Q3 dividend)	—	—	—	—	(30,583)	—	—	—	(30,583)
Issuance and amortization of stock compensation	42,489	—	—	—	2,737	—	—	—	2,737
Exercise of options	1,680	—	—	—	28	—	—	—	28
Net assets attributable to Non Controlling Interest (as a result of Business Combinations)	—	—	—	—	—	—	—	16,663	16,663
Balance at September 30, 2014	57,742,605	—	$578	$—	$688,129	$(150,290)	$(230)	$16,968	$555,155

The accompanying notes are an integral part of these consolidated financial statements.

ROUSE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Cash Flows from Operating Activities:
Net loss	$(38,971)	$(30,054)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	659	365
Depreciation	65,100	44,147
Amortization	6,493	4,784
Amortization/write-off of deferred financing costs	3,420	6,685
Amortization/write-off of debt market rate adjustments	8,789	6,821
Amortization of above/below market leases and tenant inducements	9,850	12,424
Straight-line rent amortization	(1,184)	(2,556)
Provision for impairment	10,665	21,661
Gain on extinguishment of debt	—	(14,324)
Stock based compensation	2,737	2,248
Net changes:
Accounts receivable	(248)	2,738
Prepaid expenses and other assets	(2,795)	(770)
Deferred expenses	(10,854)	(8,203)
Restricted cash	782	(210)
Accounts payable and accrued expenses	8,524	849
Net cash provided by operating activities	62,967	46,605

Cash Flows from Investing Activities:
Acquisitions of investments in real estate	(109,330)	—
Development, building and tenant properties	(81,655)	(51,887)
Demand deposit with affiliate	—	107,500
Restricted cash	1,458	(10,042)
Net cash (used in) provided by investing activities	(189,527)	45,571

Cash Flows from Financing Activities:
Proceeds received from equity offering	156,976	—
Discount from equity offering	(6,279)	—
Proceeds received from stock option exercise	28	60
Payments for offering costs	(467)	(332)
Sale of treasury stock	—	187
Proceeds from refinance/issuance of mortgages, notes and loans payable	137,000	256,500
Borrowing under revolving line of credit	45,000	—
Principal payments on mortgages, notes and loans payable	(97,319)	(330,429)
Repayment under revolving credit line	(73,000)	—
Dividends paid	(27,152)	(16,383)
Deferred financing costs	(1,164)	(4,030)
Net cash provided by (used in) financing activities	133,623	(94,427)

Net change in cash and cash equivalents	7,063	(2,251)
Cash and cash equivalents at beginning of period	14,224	8,092
Cash and cash equivalents at end of period	$21,287	$5,841

Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest	$49,461	$46,842
Capitalized interest	1,875	(786)

Non-Cash Transactions:
Change in accrued capital expenditures included in accounts payable and accrued expenses	$(2,592)	$6,126
Dividends declared, not yet paid	9,885	6,453
Assumption of mortgage related to the acquisition of a property	112,505	41,680

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Capitalized market rate adjustments and deferred financing amortization	281	223
Supplemental cash flow information related to acquisition accounting:
Non-cash changes related to acquisition accounting:
Land	$8,969	$9,088
Buildings and equipment, net	103,123	34,818
Deferred expenses, net	1,841	1,430
Prepaid and other assets	5,461	1,098
Mortgages, notes and loans payable	(112,505)	(41,913)
Accounts payable and accrued expenses	(6,889)	(4,521)

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

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The accompanying consolidated financial statements include the accounts of Rouse, as well as all subsidiaries of Rouse and all joint ventures in which the Company has a controlling interest. For consolidated joint ventures, the noncontrolling partner’s share of the assets, liabilities and operations of the joint ventures (generally computed as the joint venture partner’s ownership percentage) is included in noncontrolling interests as permanent equity of the Company. All intercompany transactions have been eliminated in consolidation as of and for the three and nine months ended September 30, 2014 and 2013.

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

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company determined there were events and circumstances which changed management's estimated holding period for Boulevard Mall during the nine months ended September 30, 2013. During 2013, the servicer of the loan for Boulevard Mall placed the loan into special servicing status and communicated to the Company that they would be unwilling to extend the term and discount the loan. As a result of this and the continued decline in operating results of the property, management concluded that it was in the best interest of the Company to convey the property to the lender. As the Company intended on conveying the property to the lender during 2013, the Company revised its intended hold period of this property to less than one year. The change in the hold period adjusted the undiscounted cash flows utilized in the impairment analysis and the Company concluded that the carrying value of the property was not recoverable. The Company recorded an impairment charge on the property of $21.7 million during the first quarter of 2013, as the aggregate carrying value was higher than the fair value of the property. This impairment charge is included in "Loss from discontinued operations" on the Company's Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2013.

During the nine months ended September 30, 2013, the Company conveyed its interest in the property to the lender, which resulted in a gain on extinguishment of debt of $14.0 million, which is recorded in "Discontinued operations, net" on the Company's Consolidated Statements of Operations and Comprehensive Loss.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2014, upon a maturity default on the Steeplegate Mall mortgage loan, the loan servicer appointed a receiver to take over the operations of the property until the property could be conveyed to the lender or a third party purchaser. As a result, the Company revised its intended hold period of this property to less than one year. The change in the hold period adjusted the undiscounted cash flows utilized in the impairment analysis and the Company concluded that the carrying value of the property was not recoverable. The Company recorded an impairment charge on the property of $7.6 million during the three and nine months ended September 30, 2014, as the aggregate carrying value was higher than the fair value of the property. This impairment charge is included in “Provision for impairment” on the Company’s Consolidated Statements of Operations and Comprehensive Loss.
The Company determined there were events and circumstances which changed management’s estimated holding period for Collin Creek Mall during the three and nine months ended September 30, 2014. As a result of the continued decline in operating metrics and results of the property, management has shortened the estimated hold period of the property. The Company is in discussions with the lender on the property’s non-recourse mortgage debt and is identifying options regarding the property’s disposition. The change in the hold period adjusted the undiscounted cash flows utilized in the impairment analysis and the Company concluded that the carrying value of the property was not recoverable. The Company recorded an impairment charge on the property of $3.1 million during the three and nine months ended September 30, 2014, as the aggregate carrying value was higher than the fair value of the property. This impairment charge is included in “Provision for impairment” on the Company’s Consolidated Statement of Operations and Comprehensive Loss.

Intangible Assets and Liabilities

The following table summarizes our intangible assets and liabilities as a result of the application of acquisition accounting:

	Gross Asset (Liability)	Accumulated (Amortization)/ Accretion	Net Carrying Amount
	(In thousands)
September 30, 2014
Tenant leases:
In-place value	$102,053	$(40,246)	$61,807
Above-market	114,844	(57,105)	57,739
Below-market	(68,621)	21,842	(46,779)
Ground leases:
Below-market	3,682	(498)	3,184

December 31, 2013
Tenant leases:
In-place value	$100,125	$(37,888)	$62,237
Above-market	132,986	(64,303)	68,683
Below-market	(59,641)	19,394	(40,247)
Ground leases:
Below-market	2,173	(392)	1,781

The gross asset balances of the in-place value of tenant leases are included in "Buildings and Equipment" on the Company's Consolidated Balance Sheets. Acquired in-place tenant leases are amortized over periods that approximate the related lease terms. The above-market tenant leases and below-market ground leases are included in "Prepaid expenses and other assets, net", and below-market tenant leases are included in "Accounts payable and accrued expenses, net" as detailed in Notes 4 and 6, respectively.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization of in-place intangible assets and liabilities decreased the Company's income by $7.2 million and $4.0 million for the three months ended September 30, 2014 and 2013, respectively. Amortization of in-place intangible assets and liabilities decreased the Company's income by $19.1 million and $12.9 million for the nine months ended September 30, 2014 and 2013, respectively. Amortization of in-place intangibles is included in "Depreciation and amortization" on the Company's Consolidated Statements of Operations and Comprehensive Loss.

Amortization of above-market and below-market lease intangibles decreased the Company's revenue by $2.4 million and $3.7 million for the three months ended September 30, 2014 and 2013, respectively. Amortization of above-market and below-market lease intangibles decreased the Company's revenue by $9.8 million and $12.2 million for the nine months ended September 30, 2014 and 2013, respectively. Amortization of above-market and below-market lease intangibles is included in "Minimum rents" on the Company's Consolidated Statements of Operations and Comprehensive Loss.
Future amortization/accretion of these intangibles is estimated to decrease the Company's net income as follows:

Year	In-place lease intangibles	Above/(below) market leases, net
	(In thousands)
Remainder of 2014	$6,486	$2,974
2015	16,118	8,144
2016	11,140	5,829
2017	7,083	3,801
2018	4,906	992
2019	3,836	(297)

Cash and Cash Equivalents
The Company considers all demand deposits with a maturity of three months or less, at the date of purchase, to be cash equivalents.

Restricted Cash

Restricted cash consists of security deposits and cash escrowed under loan agreements for debt service, real estate taxes, property insurance, tenant improvements, capital renovations and capital improvements.

Interest Rate Hedging Instruments

The Company recognizes its derivative financial instruments in either "Prepaid expenses and other assets, net" or "Accounts payable and accrued expenses, net", as applicable, in the Consolidated Balance Sheets and measures those instruments at fair value. The accounting for changes in fair value (i.e., gain or loss) of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. To qualify as a hedging instrument, a derivative must pass prescribed effectiveness tests, performed quarterly using both quantitative and qualitative methods. The Company entered into a derivative agreement as of September 30, 2014 that qualifies as a hedging instrument and was designated, based upon the exposure of being hedged, as a cash flow hedge. The fair value of this cash flow hedge as of September 30, 2014 was $0.2 million and is included in "Accounts payable and accrued expenses, net" in the Company's Consolidated Balance Sheets. The fair value of the Company's interest rate hedge is classified as Level 2 in the fair value measurement table. To the extent they are effective, changes in fair value of cash flow hedges are reported in "Accumulated other comprehensive income (loss)" ("AOCI/L") and reclassified into earnings in the same period or periods during which the hedged item affects earnings. The ineffective portion of the hedge, if any, is recognized in current earnings during the period of change in fair value. The gain or loss on the termination of an effective cash flow hedge is reported in AOCI/L and reclassified into earnings in the same period or periods during which the hedged item affects earnings. The Company also assesses the credit risk that the counterparty will not perform according to the terms of the contract.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition and Related Matters

Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. Minimum rent revenues also include amounts collected from tenants to allow the termination of their leases prior to their scheduled termination dates as well as the amortization related to above and below-market tenant leases on acquired properties and tenant inducements. Minimum rent revenues also include percentage rents in lieu of minimum rent from those leases where we receive a percentage of tenant revenues. The following is a summary of amortization of straight-line rent, lease termination income, net amortization related to above and below-market tenant leases, amortization of tenant inducements, and percentage rent in lieu of minimum rent for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Straight-line rent amortization	$97	$684	$1,184	$2,507
Lease termination income	901	30	1,356	283
Net amortization of above and below-market tenant leases	(2,433)	(3,740)	(9,829)	(12,154)
Amortization of lease inducement	(11)	(250)	(21)	(750)
Percentage rents in lieu of minimum rent	1,691	1,853	4,659	5,339

Straight-line rent receivables represent the current net cumulative rents recognized prior to when billed and collectible, as provided by the terms of the leases. The following is a summary of straight-line rent receivables, which are included in "Accounts receivable, net," in the Company's Consolidated Balance Sheets and are reduced for allowances for doubtful accounts:

	September 30, 2014	December 31, 2013
	(In thousands)
Straight-line rent receivables, net	$13,829	$12,645

The Company provides an allowance for doubtful accounts against the portion of accounts receivable, including straight-line rents, which is estimated to be uncollectible. Such allowances are reviewed periodically based upon our recovery experience. The Company also evaluates the probability of collecting future rent which is recognized currently under a straight-line methodology. This analysis considers the long term nature of the Company's leases, as a certain portion of the straight-line rent currently recognizable will not be billed to the tenant until future periods. The Company's experience relative to unbilled straight-line rent receivable is that a certain portion of the amounts recorded as straight-line rental revenue are never collected from (or billed to) tenants due to early lease terminations. For that portion of the recognized deferred rent that is not deemed to be probable of collection, an allowance for doubtful accounts has been provided. Accounts receivable are shown net of an allowance for doubtful accounts of $2.8 million as of September 30, 2014 and December 31, 2013.

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

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loss Per Share

Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per share is calculated similarly; however, it reflects potential dilution of securities by adding other potential shares of common stock, including stock options and non-vested restricted stock, to the weighted-average number of shares of common stock outstanding for the period. For the three and nine months ended September 30, 2014 and 2013, there were 3,313,869 and 2,585,971 stock options outstanding, respectively, that potentially could be converted into shares of common stock and 213,009 and 286,132 shares of non-vested restricted stock outstanding, respectively. These stock options and shares of restricted stock have been excluded from this computation, as their effect is anti-dilutive. The Company had the following weighted-average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted average shares - basic and diluted	57,519,412	49,346,798	57,062,578	49,340,373

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

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth information regarding the Company's financial and non-financial instruments that are measured at fair value on a recurring and non-recurring basis by the above categories:

	Total Fair Value Measurement	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2014
Recurring basis:
Assets:
Interest rate cap	$4	$—	$4	$—
Liabilities:
Interest rate swap	$(230)	$—	$(230)	$—
Non-recurring basis:
Investment in Real Estate (1)	$79,600	$—	$—	$79,600
December 31, 2013
Recurring basis:
Assets:
Interest rate cap	$45	$—	$45	$—
Non-recurring basis:
Investment in Real Estate (1)	$33,475	$—	$—	$33,475
Explanatory Note:
(1) The carrying value includes each mall's respective land, building, and in-place lease value.

The following is a reconciliation of the carrying value of properties that were impaired during the nine months ended September 30, 2014:

	Steeplegate Mall (1)	Collin Creek Mall (1)
Beginning carrying value, January 1, 2014	$34,789	$60,120
Capital expenditures	252	1,042
Depreciation and amortization expense	(1,364)	(2,703)
Loss on impairment of real estate	(7,586)	(3,079)
Ending carrying value, September 30, 2014	$26,091	$55,380
Explanatory Note:
(1) The carrying value includes each mall's respective land, building, in-place lease value, and above and below market lease values.

The Company estimates fair value relating to impairment assessments utilizing a direct capitalization rate on forecasted net operating income or discounted cash flows that include all projected cash inflows and outflows over a specific holding period. Such projected cash flows are comprised of contractual rental revenues and forecasted rental revenues and expenses based upon market conditions and expectations for growth. Capitalization rates and discount rates utilized in these models are based on a reasonable range of current market rates for each property analyzed. The determination on which method to use is based on expected market conditions specific to the property being assessed. Based upon these inputs, the Company determined that its valuation of a property using a discounted cash flow model was classified within Level 3 of the fair value hierarchy.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth quantitative information about the unobservable inputs of the Company's Level 3 real estate, which are recorded at fair values as of September 30, 2014:

Unobservable Quantitative Inputs
Discount Rate	11.0%
Terminal Capitalization Rate	10.0% - 10.5%

The Company uses interest rate swaps and caps to mitigate the effect of interest rate movements on its variable-rate debt. The Company has one interest rate swap and one interest rate cap as of September 30, 2014 and the interest rate swap qualified for hedge accounting. The interest rate swap has met the effectiveness test criteria since inception and changes in its fair value are reported in "Other comprehensive income (loss)" ("OCI/L") and are reclassified into earnings in the same period or periods during which the hedged item affects earnings. The interest rate cap did not qualify for hedge accounting and so the changes in its fair value are reported in earnings during the period incurred. The fair value of the Company's interest rate hedges, classified under Level 2, are determined based on prevailing market data for contracts with matching durations, current and anticipated LIBOR information, consideration of the Company's credit standing, credit risk of the counterparty, and reasonable estimates about relevant future market conditions. See Note 7 for additional information regarding the Company's interest rate hedging instruments.

The Company's financial instruments are short term in nature and as such their fair values approximate their carrying amount in our Consolidated Financial Statements except for debt. As of September 30, 2014 and December 31, 2013, management’s estimates of fair value are presented below. The Company estimated the fair value of the debt by using a future discounted cash flow analysis based on the use and weighting of multiple market inputs. As a result of the frequency and availability of market data, the inputs used to measure the estimated fair value of debt are Level 3 inputs. The primary sensitivity in these calculations is based on the selection of appropriate discount rates.

	September 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Fixed-rate debt	$1,242,060	$1,188,899	$1,021,432	$1,013,726
Variable-rate debt	345,512	346,748	433,114	434,508
Total mortgages, notes and loans payable, net	$1,587,572	$1,535,647	$1,454,546	$1,448,234

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Gross Asset	Accumulated Amortization	Net Carrying Amount
	(In thousands)
September 30, 2014

Deferred lease costs	$52,596	$(13,206)	$39,390
Deferred financing costs	18,674	(6,635)	12,039
Total	$71,270	$(19,841)	$51,429

December 31, 2013
Deferred lease costs	$43,570	$(12,039)	$31,531
Deferred financing costs	18,979	(4,455)	14,524
Total	$62,549	$(16,494)	$46,055

Asset Retirement Obligations
The Company evaluates any potential asset retirement obligations, including those related to disposal of asbestos containing materials and environmental remediation liabilities. The Company recognizes the fair value of such obligations in the period incurred if a reasonable estimate of fair value can be determined. As of September 30, 2014 and December 31, 2013, a preliminary estimate of the cost of the environmental remediation liability was approximately $4.5 million and $4.7 million, respectively, which is included in "Accounts payable and accrued expenses, net" on the Company's Consolidated Balance Sheets. The Company does not believe that actual remediation costs will be materially different than the estimates as of September 30, 2014.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, "Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which requires entities to disclose only disposals representing a strategic shift in operations as discontinued operations. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new standard is effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in the financial statements previously issued or available for issuance. The Company early adopted this guidance and there was no impact of adoption during the nine months ended September 30, 2014.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This topic provides for five principles which should be followed to determine the appropriate amount and timing of revenue recognition for the transfer of goods and services to customers. The principles in this ASU should be applied to all contracts with customers regardless of industry. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with two transition methods of adoption allowed. Early adoption for reporting periods prior to December 15, 2016 is not permitted. The Company is evaluating the financial statement impact of the guidance in this ASU and determining which transition method we will utilize.

In August 2014, the FASB issued ASU 2014-15 “Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." This topic provides guidance on management’s responsibility to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern and requires related footnote disclosures. The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact of the guidance in this ASU.

NOTE 3                                                    ACQUISITIONS

The Company includes the results of operations of real estate assets acquired in the Company's Consolidated Statements of Operations and Comprehensive Loss from the date of the related transactions.

	Date Acquired	Property Name	Location	Square Footage Acquired	Purchase Price
2014 Acquisitions					(In thousands)
	05/22/2014	Bel Air Mall (1)(2)	Mobile, AL	1,004,439	$131,917
	08/29/2014	The Mall at Barnes Crossing and Marketplace (3)	Tupelo, MS	736,607	98,850
			2014 Acquisitions Total	1,741,046	$230,767
2013 Acquisitions
	07/24/2013	Greenville Mall (1) (4)	Greenville, NC	413,759	$48,900
	12/11/2013	Chesterfield Towne Center (1) (5)	Richmond, VA	1,016,258	165,500
	12/11/2013	The Centre at Salisbury (1) (6)	Salisbury, MD	721,396	127,000
			2013 Acquisitions Total	2,151,413	$341,400
Explanatory Notes:
(1) Rouse acquired a 100% interest in the mall.
(2) The Company assumed an existing $112.5 million non-recourse mortgage loan with the acquisition. The loan bears interest at a fixed rate of 5.30%, matures in December 2015, and amortizes over 30 years.
(3) Rouse acquired a 51% controlling interest in the mall and related properties. In conjunction with the closing of this transaction, the Company closed on a new $67.0 million non-recourse mortgage loan that bears interest at a fixed rate of 4.29%, matures in September 2024, and is interest only for the first three years. See Note 12 for further details.
(4) The Company assumed an existing $41.7 million non-recourse mortgage loan with the acquisition. The loan bears interest at a fixed rate of 5.29%, matures in December 2015, and amortizes over 30 years. A fair value adjustment of $0.2 million was recorded as a result of the mortgage assumption.
(5) The Company assumed an existing $109.7 million non-recourse mortgage loan with the acquisition. The loan bears interest at a fixed rate of 4.75%, matures in October 2022, and amortizes over 30 years. A fair value adjustment of $1.3 million was recorded as a result of the mortgage assumption.
(6) The Company assumed an existing $115.0 million partial recourse mortgage loan with the acquisition. The loan bears interest at a fixed rate of 5.79%, matures in May 2016, and is interest only. A fair value adjustment of $1.2 million was recorded as a result of the mortgage assumption.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents certain additional information regarding the Company's acquisitions as of September 30, 2014 and December 31, 2013:

	Property Name	Land	Building and Improvements	Acquired Lease Intangibles	Acquired Above Market Lease Intangibles	Acquired Below Market Lease Intangibles	Other
2014 Acquisitions		(In thousands)
	Bel Air Mall	$8,969	$111,206	$11,329	$3,952	$(6,889)	$3,350
	The Mall at Barnes Crossing and Marketplace	17,969	75,949	6,973	4,700	(8,100)	1,359
	Total	$26,938	$187,155	$18,302	$8,652	$(14,989)	$4,709
2013 Acquisitions
	Greenville Mall (1)	$9,088	$36,961	$5,076	$1,098	$(4,521)	$1,430
	Chesterfield Towne Center (2)	19,387	135,825	8,755	4,843	(6,741)	2,181
	The Centre at Salisbury (3)	22,580	96,050	9,326	4,043	(4,729)	972
	Total	$51,055	$268,836	$23,157	$9,984	$(15,991)	$4,583

Explanatory Notes:
(1) Excludes fair value adjustment on mortgage assumption of $0.2 million.
(2) Excludes fair value adjustment on mortgage assumption of $1.3 million.
(3) Excludes fair value adjustment on mortgage assumption of $1.2 million.

The Company incurred acquisition and transaction related costs of $0.5 million and $0.3 million for the three months ended September 30, 2014 and 2013, respectively, and $0.9 million and $0.4 million for the nine months ended September 30, 2014 and 2013, respectively. Acquisition and transaction related costs consist of due diligence costs such as legal fees, environmental studies and closing costs. These costs were recorded in "Other expense" on the Company's Consolidated Statements of Operations and Comprehensive Loss.

During the three and nine months ended September 30, 2014, the Company recorded approximately $5.2 million and $7.0 million, respectively, in revenues and $0.5 million and $1.7 million, respectively, in net loss related to the acquisitions of Bel Air Mall and The Mall at Barnes Crossing and Marketplace. During the three and nine months ended September 30, 2013, the Company recorded approximately $1.3 million in revenues and $0.3 million in net loss related to the acquisition of Greenville Mall.

The following condensed pro forma financial information for the nine months ended September 30, 2014 includes pro forma adjustments related to the acquisition of Bel Air Mall and The Mall at Barnes Crossing and Marketplace, which is presented assuming the acquisition had been consummated as of January 1, 2014. For the nine months ended September 30, 2013 the pro forma financial information for the nine months ended September 30, 2013 includes pro forma adjustments related to the 2014 acquisitions of Bel Air Mall and The Mall at Barnes Crossing and Marketplace, as well as the 2013 acquisition of Greenville Mall, which is presented assuming the acquisition had been consummated as of January 1, 2013.

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

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nine months ended
September 30, 2014
As Adjusted (Unaudited)
(In thousands, except per share amounts)
Total revenues	$225,313
Net loss	(38,847)
Net loss per share - basic and diluted	$(0.68)
Weighted average shares - basic and diluted	57,062,578

Nine months ended
September 30, 2013
As Adjusted (Unaudited)
(In thousands, except per share amounts)
Total revenues	$195,315
Net loss	(30,043)
Net loss per share - basic and diluted	$(0.61)
Weighted average shares - basic and diluted	49,340,373

NOTE 4                                             PREPAID EXPENSES AND OTHER ASSETS, NET

The following table summarizes the significant components of prepaid expenses and other assets, net:

	September 30, 2014	December 31, 2013
	(In thousands)
Above-market tenant leases, net (Note 2)	$57,739	$68,683
Deposits	627	682
Below-market ground leases, net (Note 2)	3,184	1,781
Prepaid expenses	5,994	4,776
Other	1,962	330
Total prepaid expenses and other assets, net	$69,506	$76,252

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5                                                  MORTGAGES, NOTES AND LOANS PAYABLE, NET

Mortgages, notes and loans payable are summarized as follows:

	September 30, 2014	December 31, 2013	Interest Rate at September 30, 2014	Scheduled Maturity Date
Fixed-rate debt:	(in thousands)
Steeplegate Mall (1)	$46,849	$47,970	4.94%	August 2014
Bel Air Mall (2)	111,819	—	5.30	December 2015
Greenville Mall (2)	40,800	41,375	5.29	December 2015
Vista Ridge Mall	69,238	71,270	6.87	April 2016
Washington Park Mall	10,599	10,872	5.35	April 2016
The Centre at Salisbury (2)	115,000	115,000	5.79	May 2016
The Mall at Turtle Creek	77,899	78,615	6.54	June 2016
Collin Creek	58,663	60,206	6.78	July 2016
Grand Traverse	59,724	60,429	5.02	February 2017
Knollwood Mall	35,455	36,281	5.35	October 2017
West Valley (2) (3)	59,000	—	3.24	September 2018
Pierre Bossier	46,845	47,400	4.94	May 2022
Pierre Bossier Anchor	3,658	3,718	4.85	May 2022
Southland Center (MI)	76,337	77,205	5.09	July 2022
Chesterfield Towne Center (2)	108,519	109,737	4.75	October 2022
Animas Valley	50,272	50,911	4.41	November 2022
Lakeland Mall (2)	68,357	69,241	4.17	March 2023
Valley Hills Mall (2)	66,769	67,572	4.47	July 2023
Chula Vista Center (2) (4)	70,000	—	4.18	July 2024
The Mall at Barnes Crossing (2)	67,000	—	4.29	September 2024
Bayshore Mall	—	27,720	—	—
Sikes Senter (2) (4)	—	55,494	—	—
Total fixed-rate debt	$1,242,803	$1,031,016
Less: Market rate adjustments	(743)	(9,583)
	$1,242,060	$1,021,433
Variable-rate debt:
NewPark Mall (2)(5)	$65,512	$66,113	3.41%	May 2017
2013 Term Loan (6)	260,000	260,000	2.90	November 2018
2013 Revolver (6)	20,000	48,000	2.91	November 2017
West Valley Mall (2)	—	59,000	—	—
Total variable-rate debt:	$345,512	$433,113

Total mortgages, notes and loans payable, net	$1,587,572	$1,454,546

Explanatory Notes:

(1) The loan matured on August 1, 2014 and was not repaid. As such the loan is in default.
(2) See the significant property loan refinancings and acquisitions table below, under "—Property-Level Debt" in this Note 5 for additional information regarding the debt related to each property.
(3) As of December 31, 2013, the interest rate related to West Valley Mall was variable rate at LIBOR plus 175 basis points. During January 2014, the Company entered into a swap transaction which fixes the interest rate on the loan for this property to 3.24%. See Note 7 for further details.
(4) On July 1, 2014, the Company removed Chula Vista Center from the 2013 Senior Facility (as defined below) collateral pool and placed a new non-recourse mortgage loan on Chula Vista Center. Sikes Senter was repaid on July 1, 2014 from proceeds from the Chula Vista Center refinancing and upon repayment Sikes was added to the 2013 Senior Facility collateral pool with no change to the outstanding 2013 Senior Facility collateral pool balance.
(5) During July 2014, the Company reduced the spread from LIBOR (30 day) plus 405 basis points to LIBOR (30 day) plus 325 basis points.
(6) LIBOR (30 day) plus 275 basis points.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property-Level Debt

The Company had individual property-level debt (the “Property-Level Debt”) on 20 of its 36 assets, representing $1.3 billion (excluding $0.7 million of market rate adjustments) as of September 30, 2014. As of September 30, 2014, the Property-Level Debt had a weighted average interest rate of 5.0% and an average remaining term of 4.5 years. The Property-Level Debt is generally non-recourse to the Company and is stand-alone (i.e., not cross-collateralized) first mortgage debt with the exception of customary contingent guarantees and indemnities.
In January 2014, the Company retired the $27.6 million mortgage debt balance on Bayshore Mall which had a fixed interest rate of 7.13%.
In April 2014, the loan associated with the Steeplegate Mall was transferred to special servicing. The loan matured on August 1, 2014 and was not repaid. As such, the loan is in default. Upon default, a receiver was appointed and the Company, along with the special servicer and the receiver, are working on an orderly transfer of the deed to the Steeplegate Mall mortgage lender or successor lender should the loan be sold in the coming months. The asset is expected to be conveyed to its lender during the first half of 2015.
In July 2014, the Company retired the $54.6 million mortgage debt balance on Sikes Senter. See the table below for further discussion.

The following is a summary of significant property loan refinancings and acquisitions that have occurred as of September 30, 2014 and as of December 31, 2013 ($ in thousands):

Property	Date	Balance at Date of Refinancing	Interest Rate	Balance of New Loan	New Interest Rate	Net Proceeds (1)	Maturity
September 30, 2014:
The Mall at Barnes Crossing (2)	August 2014	$—	—%	$67,000	4.29%	$—	September 2024
Chula Vista Center (3)	July 2014	—	—%	70,000	4.18%	15,000	July 2024
Sikes Senter (3)	July 2014	54,618	5.20%	—	—%	—	—
Bel Air Mall	May 2014	—	—%	111,819	5.30%	—	December 2015

December 31, 2013:
Lakeland Mall (4)	March 2013	$50,300	5.12%	$70,000	4.17%	$13,400	March 2023
NewPark Mall (5)	May 2013	62,900	7.45%	66,500	LIBOR + 4.05%	1,100	May 2017
Valley Hills Mall	June 2013	51,400	4.73%	68,000	4.47%	15,000	July 2023
Greenville Mall	July 2013	—	—%	41,700	5.29%	—	December 2015
West Valley Mall (6)	September 2013	47,100	3.43%	59,000	LIBOR + 1.75%	11,400	September 2018
Chesterfield Towne Center	December 2013	—	—%	109,737	4.75%	—	October 2022
The Centre at Salisbury (7)	December 2013	—	—%	115,000	5.79%	—	May 2016

Explanatory Notes:
(1) Net proceeds are net of closing costs.
(2) The loan is interest-only for the first three years.
(3) On July 1, 2014, the Company removed Chula Vista Center, located in Chula Vista, CA, from the 2013 Senior Facility collateral pool and placed a new non-recourse mortgage loan on the property. Sikes Senter, located in Wichita Falls, TX, had an outstanding mortgage loan which was repaid on July 1, 2014 from proceeds from the Chula Vista Center refinancing. Upon repayment Sikes Senter was added to the 2013 Senior Facility collateral pool with no change to the outstanding 2013 Senior Facility balance.
(4) On March 6, 2013, the loan associated with the Lakeland Mall was refinanced for $65.0 million. Subsequently, on March 21, 2013, the loan was increased by $5.0 million to $70.0 million in order to partially fund the acquisition of an anchor building previously owned by a third party.
(5) The loan provides for an additional subsequent funding of $5.0 million upon achieving certain conditions for a total funding of $71.5 million. During July 2014, the Company reduced the spread from LIBOR (30 day) plus 405 basis points to LIBOR (30 day) plus 325 basis points.
(6) The loan is interest-only for the first three years and amortizes on a 30 year schedule thereafter. The loan has a five year extension option subject to the fulfillment of certain conditions. During January 2014, the Company entered into a swap transaction and the loan now has a fixed interest rate of 3.24%.
(7) The loan is interest-only. In conjunction with the acquisition of the Centre at Salisbury, the Company guaranteed a maximum amount of $3.5 million until certain financial covenants are met for two consecutive years.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Corporate Facilities

2013 Senior Facility

On November 22, 2013, the Company entered into a $510.0 million secured credit facility that provides borrowings on a revolving basis of up to $250.0 million (the "2013 Revolver") and a $260.0 million senior secured term loan (the "2013 Term Loan" and together with the 2013 Revolver, the "2013 Senior Facility"). Borrowings on the 2013 Senior Facility bear interest at LIBOR plus 185 to 300 basis points based on the Company's corporate leverage. Proceeds from the 2013 Senior Facility were used to retire the Company's 2012 Senior Facility, including the 2012 Revolver and the 2012 Term Loan (as each term is defined below), and the $70.9 million non-recourse mortgage loan on the Southland Mall in California prior to its maturity date in January 2014. The Company has the option, subject to the satisfaction of certain conditions precedent, to exercise an "accordion" provision to increase the commitments under the 2013 Revolver and/or incur additional term loans in the aggregate amount of $250.0 million such that the aggregate amount of the commitments and outstanding loans under the 2013 Secured Facility does not exceed $760.0 million. During the nine months ended September 30, 2014, the Company exercised a portion of its "accordion" feature on the 2013 Senior Facility to increase the available borrowings of the 2013 Revolver thereunder from $250.0 million to $285.0 million. The term and rates of the Company's 2013 Senior Facility were otherwise unchanged.

The 2013 Revolver has an initial term of four years with a one year extension option and the 2013 Term Loan has a term of five years. As of September 30, 2014, the Company has drawn $20.0 million on the 2013 Revolver. The Company is required to pay an unused fee related to the 2013 Revolver equal to 0.20% per year if the aggregate unused amount is greater than or equal to 50% of the 2013 Revolver or 0.30% per year if the aggregate unused amount is less than 50% of the 2013 Revolver.  The default interest rate following a payment event of default under the 2013 Senior Facility is 3.00% more than the then-applicable interest rate. During the three and nine months ended September 30, 2014, the Company incurred $0.2 million and $0.6 million, respectively, of unused fees related to the 2013 Revolver.

The 2013 Senior Facility contains representations and warranties, affirmative and negative covenants and default provisions that are customary for such a real estate loan. In addition, the 2013 Senior Facility requires compliance with certain financial covenants, including borrowing base loan to value and debt yield, corporate maximum leverage ratio, minimum ratio of adjusted consolidated earnings before interest, tax, depreciation and amortization to fixed charges, minimum tangible net worth, minimum mortgaged property requirement, maximum unhedged variable rate debt and maximum recourse indebtedness. Failure to comply with the covenants in the 2013 Senior Facility would result in a default thereunder and, absent a waiver or an amendment from our lenders, permit the acceleration of all outstanding borrowings under the 2013 Senior Facility. No assurance can be given that we would be successful in obtaining such waiver or amendment in this current financial climate, or that any accommodations that we were able to negotiate would be on terms as favorable as those in the 2013 Senior Facility. In addition, any such default may result in the cross-default of our other indebtedness. As of September 30, 2014, the Company was in compliance with all of the debt covenants related to the 2013 Senior Facility.

As of September 30, 2014, $2.1 billion of land, buildings and equipment (before accumulated depreciation) have been pledged as collateral for our mortgages, notes and loans payable. Certain mortgage notes payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance. The weighted-average interest rate on our collateralized mortgages, notes and loans payable was approximately 4.7% and 4.6% as of September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014, the average remaining term was 4.4 years.

As of September 30, 2014, the Company issued letters of credit totaling $5.2 million in connection with five of its properties. During the three and nine months ended September 30, 2014, the Company incurred $0.03 million and $0.09 million, respectively, of letter of credit fees. As of December 31, 2013, no letters of credit were issued.

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

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company was required to pay an unused fee related to the 2012 Revolver equal to 0.30% per year if the aggregate unused amount was greater than or equal to 50% of the 2012 Revolver or 0.25% per year if the aggregate unused amount was less than 50% of the 2012 Revolver. During the three and nine months ended September 30, 2013, the Company incurred $0.1 million and $0.3 million, respectively, of unused fees related to the 2012 Revolver.

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

NOTE 6                                           ACCOUNTS PAYABLE AND ACCRUED EXPENSES, NET

The following table summarizes the significant components of accounts payable and accrued expenses, net:

	September 30, 2014	December 31, 2013
	(In thousands)
Below-market tenant leases, net (Note 2)	$46,779	$40,247
Construction payable	19,229	21,821
Accounts payable and accrued expenses	9,797	10,310
Accrued dividend	9,885	6,454
Accrued interest	7,076	4,213
Accrued real estate taxes	12,098	5,640
Deferred income	6,033	6,539
Accrued payroll and other employee liabilities	5,787	7,942
Tenant and other deposits	1,297	1,249
Asset retirement obligation liability	4,485	4,745
Derivative liability	230	—
Other	599	523
Total accounts payable and accrued expenses, net	$123,295	$109,683

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

The effective portion of changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) ("AOCI/L") and is subsequently reclassified into earnings in the period in which the hedged forecasted transactions affect earnings. During the three and nine months ended September 30, 2014, such derivatives

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

were used to hedge the variable cash flows associated with existing variable-rate borrowings. The ineffective portion of the change in fair value of the derivatives is recognized in earnings. During the three and nine months ended September 30, 2014, the Company recorded no hedge ineffectiveness for the interest rate swap.

Amounts reported in AOCI/L related to derivatives are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of September 30, 2014, the Company expects that an additional $0.7 million will be reclassified as an increase to interest expense over the next 12 months.

Interest Rate Swap

The Company entered into an interest rate swap to hedge the risk of changes in cash flows on borrowings related to the West Valley Mall in January 2014. The interest related to this loan was computed at a variable rate of LIBOR + 1.75% and the Company swapped this for a fixed rate of 1.49% plus a spread of 1.75%. The interest rate swap protects the Company from increases in the hedged cash flows attributable to increases in LIBOR. The interest rate swap matures in June 2018.

As of September 30, 2014, the Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
		(in thousands)
Interest rate swap	1	$59,000

Non-Designated Hedges - Interest Rate Caps

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the hedge accounting requirements. Changes in the fair value of the derivative not designated as hedges are recorded directly in earnings. For the three and nine months ended September 30, 2014, such amounts equaled $(1,208) and $40,815, respectively. For the three and nine months ended September 30, 2013 such amounts equaled $4,749 and $7,387, respectively. The Company did not have any non-designated hedges during the three and nine months ended September 30, 2014. As of September 30, 2014, the Company had the following outstanding derivative that was not designated as a hedge in qualifying hedging relationships:

Interest Rate Derivative	Number of Instruments	Notional Amount
		(in thousands)
Interest rate cap	1	$65,512

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Company's Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013:

Instrument Type	Location in consolidated balance sheets	Notional Amount	Designated Benchmark Interest Rate	Strike Rate	Fair Value at September 30, 2014	Fair Value at December 31, 2013	Maturity Date
Derivative not designated as hedging instruments		(dollars in thousands)
Interest Rate Cap	Prepaid expenses and other assets, net	$65,512	One-month LIBOR	4.5%	$4	$45	May 2016
Derivative designated as hedging instruments
Pay fixed / receive variable rate swap	Accounts payable and accrued expenses, net	59,000	One-month LIBOR	1.5%	(230)	—	June 2018

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the effect of the Company’s derivative financial instruments on the Company's Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2014. The Company had no cash flow hedges during the three and nine months ended September 30, 2013.

			Location of Losses Reclassified from OCI/L Into Earnings (Effective Portion)			Location of Gain (Loss) Recognized in Earnings (Ineffective Portion)
Hedging Instrument	Gain (Loss) Recognized in OCI/L (Effective Portion)			Loss Recognized in Earnings (Effective Portion)			Gain Recognized in Earnings (Ineffective Portion)
	(dollars in thousands)
Three Months Ended September 30,	2014	2013		2014	2013		2014	2013

Pay fixed / receive variable rate swap	$224	$—	Interest expense	$200	$—	n.a.	$—	$—

Nine Months Ended September 30,	2014	2013		2014	2013		2014	2013

Pay fixed / receive variable rate swap	$(756)	$—	Interest expense	$526	$—	n.a.	$—	$—

Credit Risk-Related Contingent Features

The Company has an agreement with its derivative counterparty that contains a provision whereby if the Company defaults on any of its indebtedness, including a default whereby repayment of such indebtedness has not been accelerated by the lender, the Company could also be declared in default on its derivative obligations. The Company has not posted any collateral related to this agreement. As of September 30, 2014, the fair value of the derivative liability, which includes accrued interest but excludes any adjustment for nonperformance risk, related to this agreement was $0.3 million. If the Company had breached this provision as of September 30, 2014, it would have been required to settle its obligations under the agreement at its termination value of $0.3 million.

NOTE 8                                                  DISPOSITIONS, DISCONTINUED OPERATIONS AND GAINS (LOSSES) ON DISPOSITIONS OF INTEREST IN OPERATING PROPERTIES

The Company's disposition for the nine months ended September 30, 2013 is included in "Loss from discontinued operations" in the Company's Consolidated Statements of Operations and Comprehensive Loss and is summarized in the table set forth below. No dispositions took place during the three and nine months ended September 30, 2014.

In June 2013, the Company conveyed its interest in Boulevard Mall to the lender of the loan related to the property. The property had been transferred to special servicing in January 2013 and was conveyed to the lender in June 2013 in full satisfaction of the debt. Additionally, the conveyance of the property was structured as a reverse like-kind exchange transaction under Internal Revenue Code of 1986 (IRC) Section 1031 for income tax purposes. In June 2014, the Company reversed its value on an outstanding environmental liability on the Boulevard Mall of ($0.4) million and is included in "Other " in the Company's Consolidated Statements of Operations and Comprehensive Loss.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30,
2013
(in thousands)
Total revenues	$4,812
Operating expenses including depreciation and amortization	3,082
Provision for impairment	21,661
Total expenses	24,743

Operating loss	(19,931)
Interest expense	(3,227)
Net loss from discontinued operations	(23,158)
Gain on extinguishment of debt	13,995
Net loss from discontinued operations	$(9,163)
Net loss from discontinued operations per share-Basic and Diluted	$(0.19)

NOTE 9                                                  INCOME TAXES

The Company elected to be taxed as a REIT beginning with the filing of its tax return for the 2011 fiscal year. As of September 30, 2014, the Company has met the requirements of a REIT and has filed its tax returns for the 2013 fiscal year accordingly. Subject to its ability to meet the requirements of a REIT, the Company intends to maintain this status in future periods.

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

The Company has a subsidiary that it elected to treat as a taxable REIT subsidiary (TRS), which is subject to federal and state income taxes. For each of the three months ended September 30, 2014 and 2013, the Company incurred approximately $0.02 million in taxes associated with the TRS. For each of the nine months ended September 30, 2014 and 2013, the Company incurred approximately $0.05 million and $0.06 million in taxes, respectively, associated with the TRS.

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

Brookfield Asset Management, Inc. and its affiliates (collectively, “Brookfield”) owned approximately 33.6% of the Company's common stock as of September 30, 2014.

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

On July 31, 2014, the Company's Board of Directors declared a third quarter common stock dividend of $0.17 per share, which was paid on October 31, 2014 to stockholders of record on October 15, 2014.

Dividend Reinvestment and Stock Purchase Plan

On May 12, 2014, the Company established a Dividend Reinvestment and Stock Purchase Plan ("DRIP"). Under the DRIP, the Company's stockholders may purchase additional shares of common stock by automatically reinvesting all or a portion of the cash dividends paid on their shares of common stock or by making optional cash payments, or both, at fees described in the DRIP prospectus. The DRIP commenced with the payment of the second quarter dividend which was paid on July 31, 2014 to stockholders of record on July 15, 2014. As a result of the DRIP elections, 2,403 shares were issued under the DRIP during the nine months ended September 30, 2014.

Employee Stock Purchase Plan

On July 1, 2014, the Company commenced enrollment under its Employee Stock Purchase Plan (the "ESPP"). The ESPP was implemented to provide eligible employees of the Company and its participating subsidiaries with an opportunity to purchase common stock of the Company with a discount of 5%, through accumulated payroll deductions or other permitted contributions. The ESPP was adopted by the Company's Board of Directors on February 27, 2014 and approved by its stockholders on May 9, 2014. The first offering period commenced on August 1, 2014 and had a duration of three months, closing on October 31, 2014. The maximum number of shares of common stock that may be issued under the ESPP is 500,000 subject to adjustments under certain circumstances.

NOTE 11                                                    STOCK BASED COMPENSATION PLANS

Incentive Stock Plans

On January 12, 2012, the Company adopted the Rouse Properties, Inc. 2012 Equity Incentive Plan (the "Equity Plan").

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

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize stock option activity for the Equity Plan for the nine months ended September 30, 2014 and 2013:

	2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock options outstanding at January 1,	2,579,171	$15.14	1,945,643	$14.64
Granted	778,498	18.36	695,900	16.48
Exercised	(1,680)	16.48	(4,080)	14.72
Forfeited	(42,120)	15.34	(51,492)	14.43
Expired	—	—	—	—
Stock options outstanding at September 30,	3,313,869	$15.90	2,585,971	$15.14

	Stock Options Outstanding (1)
Issuance	Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price
March 2012	1,500,514	7.50	$14.72
May 2012	21,900	7.67	13.71
August 2012	36,400	7.92	13.75
October 2012	297,257	8.08	14.47
February 2013	679,300	8.42	16.48
February 2014	750,300	9.42	18.40
July 2014	28,198	9.83	17.20
Stock options outstanding at September 30, 2014	3,313,869	8.20	$15.90

Explanatory Note:

(1) As of September 30, 2014, 818,837 stock options became fully vested and are currently exercisable. As of September 30, 2014, the intrinsic value of these options was $1.0 million, and such stock options had a weighted average exercise price of $14.97 and a weighted average remaining contractual term of 7.72 years.

The Company recognized $0.5 million and $0.3 million for the three months ended September 30, 2014 and 2013, respectively, and $1.3 million and $1.0 million for the nine months ended September 30, 2014 and 2013, respectively, in compensation expense related to the stock options which is recorded in "General and administrative" on the Company's Consolidated Statements of Operations and Comprehensive Loss.

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

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes restricted stock activity for the nine months ended September 30, 2014 and 2013:

	2014		2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock grants outstanding at January 1,	278,617	$14.85	263,669	$14.69
Granted	42,489	18.40	36,573	16.48
Forfeited	—	—	(4,160)	14.72
Canceled	—	—	—	—
Vested	(108,097)	15.05	(9,950)	15.77
Non-vested restricted stock grants outstanding at September 30,	213,009	$15.45	286,132	$14.85

The 4,160 shares of restricted stock that were forfeited during the nine months ended September 30, 2013 were held in treasury for future restricted stock or option issuances.

The weighted average remaining contractual term (in years) of granted, non-vested restricted awards as of September 30, 2014 was 0.9 years.

The Company recognized $0.5 million and $0.4 million in compensation expense related to the restricted stock for the three months ended September 30, 2014 and 2013, respectively, and $1.4 million and $1.2 million for the nine months ended September 30, 2014 and 2013, respectively, which is recorded in "General and administrative" on the Company's Consolidated Statements of Operations and Comprehensive Loss.

Other Disclosures

As of September 30, 2014, there was $8.3 million of total unrecognized compensation expense related to all nonvested options and restricted stock grants. Of this total, $1.0 million in 2014, $3.1 million in 2015, $2.4 million in 2016, $1.1 million in 2017, $0.6 million in 2018 and $0.1 million in 2019, will be recognized, respectively, in "General and administrative" on the Company's Consolidated Statements of Operations and Comprehensive Loss.  These amounts may be impacted by future grants, changes in forfeiture estimates or vesting terms, and actual forfeiture rates differing from estimated forfeiture rates.

NOTE 12                                            NON-CONTROLLING INTEREST

The non-controlling interest on the Company's Consolidated Balance Sheets represents Series A Cumulative Non-Voting Preferred Stock ("Preferred Shares") of Rouse Holdings, Inc. ("Holdings"), a subsidiary of Rouse and the interest in the Mall at Barnes Crossing entities.

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

On August 29, 2014, the Company purchased a 51% interest in three limited liability companies entities which together own and operate the Mall at Barnes Crossing, the Market Center, a strip shopping center located adjacent to the property, and various vacant land parcels associated with the development. The Company determined it holds the controlling interest in the Barnes Crossing entities. As a result, the joint venture is presented on the Company's Consolidated Financial Statements as of September 30, 2014 and for the three and nine months ended September 30, 2014 on a consolidated basis, with the interests of the third parties reflected as a non-controlling interest.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the acquisition, the Company formed a joint venture with the other interest holders in the properties.  Pursuant to the joint venture arrangements, the Company has the exclusive authority to manage the business of the joint venture, except for certain actions (e.g., disposing of the properties and incurring debt under certain circumstances) that would require the consent of a third-party partner.  At any time after August 29, 2017 (or earlier under certain circumstances), the Company will have the right to purchase its partners’ interests in the joint venture at a purchase price generally equal to their fair market value (the “Call Price”).  In addition, during the 30-day period beginning on August 29, 2017, a third-party partner will have a one-time option to cause us to purchase each third-party partners’ respective interests in the joint venture at a purchase price calculated in the same manner as the Call Price.  Consideration paid to our partners for their interests in the joint venture may, under certain circumstances, be in the form of shares of our common stock and/or common units (“Units”) of our operating partnership, Rouse Properties, LP (the “Operating Partnership”).  If the consideration for the Call Price includes Units, the Company, the Operating Partnership and a third-party partner will enter into a tax protection agreement that will provide for indemnification of such partner under certain circumstances against certain tax liabilities incurred by such partner, if such liabilities result from a transaction involving a taxable disposition of The Mall at Barnes Crossing or the failure to offer to such partner the opportunity to guarantee certain indebtedness.

NOTE 13                                            RELATED PARTY TRANSACTIONS

Transition Services Agreement with GGP

The Company entered into a transition services agreement with GGP whereby GGP or its subsidiaries provided to the Company, on a transitional basis, certain specified services for various terms not exceeding 18 months following the spin-off. The services that GGP provided to the Company included, among others, payroll, human resources and employee benefits, financial systems management, treasury and cash management, accounts payable services, telecommunications services, information technology services, asset management services, legal and accounting services and various other corporate services. The charges for the transition services generally were intended to allow GGP to fully recover their costs directly associated with providing the services, plus a level of profit consistent with an arm’s length transaction together with all out-of-pocket costs and expenses. The charges for each of the transition services were generally based on an hourly fee arrangement and pass-through out-of-pocket costs. As of December 31, 2013, the transition services agreement with GGP was terminated. For the three and nine months ended September 30, 2013, costs associated with the transition services agreement were $0.01 million and $0.1 million, respectively.

Office Lease with Brookfield

Upon its spin-off from GGP, the Company assumed a 10-year lease agreement with Brookfield, as landlord, for office space for its corporate office in New York City. Costs associated with the office lease were $0.3 million for the three months ended September 30, 2014 and 2013 and $0.8 million for the nine months ended September 30, 2014 and 2013. There are no outstanding amounts payable as of September 30, 2014 and December 31, 2013.  In addition, the landlord completed the build out of the Company's office space during 2012 for $1.7 million and there were no outstanding costs payable as of September 30, 2014. The costs associated with the build out of the Company's office space were capitalized in "Buildings and equipment" on the Company's Consolidated Balance Sheets.

During 2012, the Company entered into a five-year lease agreement with Brookfield, as landlord, for office space for its regional office in Dallas, Texas. The lease commenced in October 2012 with no payments due for the first 12 months. During April 2013, the Company amended the lease and expanded its current space. Effective December 30, 2013, the Brookfield subsidiary sold the office building in which the office space is located to a third party.

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

Business Infrastructure Costs

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Upon its spin-off from GGP, the Company commenced the development of its information technology platform. The development of this platform requires us to purchase, design and create various information technology applications and infrastructure. Brookfield Corporate Operations, LLC ("BCO") has been engaged to assist in the project development and to procure the various applications and infrastructure of the Company. The Company incurred approximately $0.1 million and $0.2 million of infrastructure costs during the three months ended September 30, 2014 and 2013, respectively, and $0.3 million and $2.6 million during the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014 and December 31, 2013, the Company had approximately $8.3 million and $8.0 million, respectively, of infrastructure costs which were capitalized in "Buildings and equipment" on the Company's Consolidated Balance Sheets. As of September 30, 2014, no costs were outstanding and payable. As of December 31, 2013, $0.1 million of costs of were outstanding and payable.

Financial Service Center

During 2013, the Company engaged BCO's financial service center to manage certain administrative services of Rouse, such as accounts payable and receivable, employee expenses, lease administration, and other similar types of services. Approximately $0.5 million and $0.3 million in costs were incurred for the three months ended September 30, 2014 and 2013, respectively, and $1.4 million and $0.9 million for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014 and December 31, 2013, there were $0.2 million and no costs outstanding and payable, respectively.

The Company is also required to pay a monthly information technology services fee to BCO. Approximately $0.8 million and $0.6 million in costs were incurred for the three months ended September 30, 2014 and 2013, respectively, and $2.3 million and $1.5 million for the nine months ended September 30, 2014 and 2013, respectively, of which there were $0.8 million and no costs outstanding and payable as of September 30, 2014 and December 31, 2013, respectively.

Demand Deposit from Brookfield U.S. Holdings

In August 2012, the Company entered into an agreement with Brookfield U.S. Holdings ("U.S. Holdings") to place funds into an interest bearing account which earns interest at LIBOR plus 1.05% per annum. The demand deposit is secured by a note from U.S. Holdings and is guaranteed by Brookfield Asset Management Inc. The demand deposit had an original maturity of February 14, 2013 and has now been extended to November 14, 2014. However, the Company may demand the funds earlier by providing U.S. Holdings with three days notice. The Company earned approximately $0.03 million and $0.2 million in interest income for the three months ended September 30, 2014 and 2013, respectively. The Company earned approximately $0.3 million and $0.5 million in interest income for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014 and December 31, 2013, the Company had no outstanding deposit with U.S. Holdings.

NOTE 14                                     SUBSEQUENT EVENTS

On October 16, 2014, the Company placed a new non-recourse mortgage loan on the Bayshore Mall located in Eureka, CA for $46.5 million. The loan bears interest at a fixed rate of 3.96%,, matures in November 2024, and is interest only for the first three years.

On October 30, 2014, the Company's Board of Directors declared a fourth quarter common stock dividend of $0.17 per share which will be paid on January 30, 2015 to stockholders of record on January 15, 2015.

On October 31, 2014, the Company executed a contract to sell Knollwood Mall in St. Louis Park, MN, a 457,000 square foot retail center for $106.7 million. Knollwood Mall is currently under construction to convert the asset from an enclosed mall to a power center. The closing of the transaction is subject to satisfaction of customary conditions.

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
Overview—Introduction
As of September 30, 2014, our portfolio consisted of 36 regional malls in 23 states totaling over 25.5 million square feet of retail and ancillary space which were 90.6% leased and 86.7% occupied. Including anchors, our properties were 94.1% leased and 91.0% occupied. We elected to be treated as a REIT beginning with the filing of our federal income tax return for the 2011 taxable year. As of September 30, 2014, we have met the requirements of a REIT and have filed our tax returns for the 2013 fiscal year accordingly. Subject to our ability to meet the requirements of a REIT, we intend to maintain this status in future periods.
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
Recent Developments

On July 1, 2014, we removed Chula Vista Center from the 2013 Senior Facility collateral pool and placed a new $70.0 million non-recourse mortgage loan, secured by the asset. The loan bears interest at a fixed rate of 4.18%, has a term of ten years and is interest only for the first three years. Sikes Senter had an outstanding mortgage loan of $54.6 million with a fixed interest rate of 5.20% which was repaid on July 1, 2014 with proceeds from the Chula Vista Center refinancing. Upon repayment, Sikes Senter was added to the 2013 Senior Facility collateral pool with no change to the outstanding 2013 Senior Facility balance. We received proceeds of approximately $15.0 million before transaction costs which resulted from these refinancings.

In July 2014, we reduced the spread on the non-recourse mortgage loan on NewPark Mall located in Newark, CA, from LIBOR plus 405 basis points to LIBOR plus 325 basis points.

In July 2014, our Board of Directors declared a third quarter common stock dividend of $0.17 per share which was paid on October 31, 2014 to stockholders of record on October 15, 2014.

In August 2014, we acquired a controlling interest of 51.0% in The Mall at Barnes Crossing and Market Center located in Tupelo, MS, reflecting a gross value of $98.9 million and we placed a new $67.0 million non-recourse mortgage loan on the property. The loan bears interest at a fixed rate of 4.29%, has a term of 10 years, and is interest only for the first three years.

In connection with the acquisition, we formed a joint venture with the other interest holders in the properties.  Pursuant to the joint venture arrangements, we have the exclusive authority to manage the business of the joint venture, except for certain actions (e.g., disposing of the properties and incurring debt under certain circumstances) that would require the consent of a third-party partner.  At any time after August 29, 2017 (or earlier under certain circumstances), we will have the right to purchase our partners’ interests in the joint venture at a purchase price generally equal to their fair market value (the “Call Price”).  In addition, during the 30-day period beginning on August 29, 2017, a third-party partner will have a one-time option to cause us to purchase each third-party partners’ respective interests in the joint venture at a purchase price calculated in the same manner as the Call Price.  Consideration paid to our partners for their interests in the joint venture may, under certain circumstances, be in the form of shares of our common stock and/or common units (“Units”) of our operating partnership, Rouse Properties, LP (the “Operating Partnership”).  If the consideration for the Call Price includes Units, we, the Operating Partnership and a third-party partner will enter into a tax protection agreement that will provide for indemnification of such partner under certain circumstances against certain tax liabilities incurred by such partner, if such liabilities result from a transaction involving a taxable disposition of The Mall at Barnes Crossing or the failure to offer to such partner the opportunity to guarantee certain indebtedness.

Results of Operations
As of September 30, 2014, our total portfolio consisted of 36 properties (which excludes Boulevard Mall, which was disposed of during the year ended December 31, 2013). Properties that were in operation and owned as of January 1, 2013, excluding properties that are or will be undergoing construction to convert assets from enclosed malls to open air power centers and three assets that have been reclassified as a special consideration assets(1), are referred to as our Same Property portfolio. As of September 30, 2014, our Same Property portfolio consisted of 26 properties. The following table identifies which of our properties were excluded from our Same Property portfolio:

Property	Location
Acquisitions:
The Mall at Barnes Crossing	Tupelo, MS
Greenville Mall	Greenville, NC
Chesterfield Towne Center	Richmond, VA
The Centre at Salisbury	Salisbury, MD
Bel Air Mall	Mobile,AL

Redevelopments:
Knollwood Mall	St. Louis Park, MN
Gateway Mall	Springfield, OR

Special Consideration Assets:(1)
Steeplegate Mall	Concord, NH
Collin Creek Mall	Plano, TX
Vista Ridge Mall	Lewisville, TX

Disposition:
Boulevard Mall	Las Vegas, NV
Explanatory Note:
(1) An asset is designated as special consideration asset when a property has a heightened probability of being conveyed to its lender absent substantive renegotiation.
Three Months Ended September 30, 2014 compared to the Three Months Ended September 30, 2013

	September 30, 2014	September 30, 2013	$ Change	% Change
	(In thousands)
Revenues:
Minimum rents	$51,817	$40,733	$11,084	27.2%
Tenant recoveries	20,518	17,918	2,600	14.5
Overage rents	726	188	538	>100.0
Other	1,722	1,476	246	16.7
Total revenues	74,783	60,315	14,468	24.0
Expenses:
Property operating costs	18,639	16,015	2,624	16.4
Real estate taxes	7,287	6,517	770	11.8
Property maintenance costs	2,394	2,158	236	10.9
Marketing	572	720	(148)	(20.6)
Provision for (recovery of) doubtful accounts	271	(136)	407	>100.0
General and administrative	6,132	5,575	557	10.0
Provision for impairment	10,665	—	10,665	100.0
Depreciation and amortization	27,130	15,748	11,382	72.3
Other	1,371	585	786	>100.0
Total expenses	74,461	47,182	27,279	57.8
Operating income	322	13,133	(12,811)	(97.5)

Interest income	34	166	(132)	(79.5)
Interest expense	(26,592)	(18,002)	(8,590)	(47.7)
Loss before income taxes and discontinued operations	(26,236)	(4,703)	(21,533)	>100.0
Provision for income taxes	(136)	20	(156)	>100.0
Loss from continuing operations	(26,372)	(4,683)	(21,689)	>100.0
Net loss	$(26,372)	$(4,683)	$(21,689)	>100.0

Revenues
Total revenues increased $14.5 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase in revenues was primarily due to an increase in minimum rents due to the acquisitions of Chesterfield Towne Center, The Centre at Salisbury, Bel Air Mall and The Mall at Barnes Crossing which were acquired subsequent to September 30, 2013.
Operating Expenses
Property operating expenses increased $3.9 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Property operating expenses include property operating costs, real estate taxes, property maintenance costs, marketing, and provision for doubtful accounts. As a result of the property acquisitions of Greenville Mall, Chesterfield Towne Center, The Centre at Salisbury, Bel Air Mall and The Mall at Barnes Crossing our property operating expenses increased $4.1 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Our Special Consideration Assets had a reduction to expense of $0.6 million. The Same Property portfolio increased our operating expenses by approximately $0.4 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.
General and administrative expenses increased by $0.6 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase was primarily attributable to additional costs incurred for our information technology platform. Employee costs increased as well, due to the ramp up of staffing that occurred throughout 2013.
Provision for impairment increased $10.7 million as we impaired the Steeplegate Mall and Collin Creek Mall during the three months ended September 30, 2014. As of September 30, 2014, we assessed whether the carrying amount of the properties could be recovered through the estimated future undiscounted cash flows. As our intended holding period changed during the three months ended September 30, 2014, the undiscounted cash flows were now less than the carrying amount of the assets. As a result, we recorded an impairment charge for the excess carrying amount over the estimated fair value of the properties. During the three months ended September 30, 2013, no provision for impairment was recorded.
Depreciation and amortization expenses increased $11.4 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase was primarily attributable to the properties we acquired throughout 2014 and 2013.
Other Income and Expenses
Interest expense increased $8.6 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase was primarily related to the write-off of the market rate assumption of $6.3 million related to the Sikes Senter loan payoff. The remainder of the increase in interest expense is related to the loans we assumed on the properties acquired subsequent to September 30, 2013.

Nine Months Ended September 30, 2014 compared to the Nine Months Ended September 30, 2013

	September 30, 2014	September 30, 2013	$ Change	% Change
	(In thousands)
Revenues:
Minimum rents	$144,608	$119,296	$25,312	21.2%
Tenant recoveries	58,430	50,254	8,176	16.3
Overage rents	2,664	2,479	185	7.5
Other	4,711	4,161	550	13.2
Total revenues	210,413	176,190	34,223	19.4
Expenses:
Property operating costs	52,535	43,831	8,704	19.9
Real estate taxes	19,553	18,300	1,253	6.8
Property maintenance costs	8,170	8,361	(191)	(2.3)
Marketing	1,653	2,032	(379)	(18.7)
Provision for (recovery of) doubtful accounts	659	364	295	81.0
General and administrative	18,613	15,675	2,938	18.7
Provision for impairment	10,665	—	10,665	100.0
Depreciation and amortization	71,593	47,418	24,175	51.0
Other	2,631	2,052	579	28.2
Total expenses	186,072	138,033	48,039	34.8
Operating income	24,341	38,157	(13,816)	(36.2)

Interest income	310	492	(182)	(37.0)
Interest expense	(63,239)	(59,305)	(3,934)	(6.6)
Loss before income taxes and discontinued operations	(38,588)	(20,656)	(17,932)	(86.8)
Provision for income taxes	(383)	(235)	(148)	(63.0)
Loss from continuing operations	(38,971)	(20,891)	(18,080)	(86.5)
Loss from discontinued operations	—	(23,158)	23,158	100.0
Gain on extinguishment of debt	—	13,995	(13,995)	(100.0)
Discontinued operations, net	—	(9,163)	9,163	100.0
Net loss	$(38,971)	$(30,054)	$(8,917)	(29.7)

Revenues
Total revenues increased $34.2 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase in revenues was primarily due to an increase in Minimum rents due to the property acquisitions of Chesterfield Towne Center, The Centre at Salisbury, Bel Air Mall and The Mall at Barnes Crossing, which were acquired subsequent to September 30, 2013.
Operating Expenses
Property operating expenses increased $9.7 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Property operating expenses include property operating costs, real estate taxes, property maintenance costs, marketing, and provision for doubtful accounts. An increase of $10.2 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was due to the property acquisitions of Greenville Mall, Chesterfield Towne Center, The Centre at Salisbury, Bel Air Mall and The Mall at Barnes Crossing. Our Special Consideration Assets had an expense reduction of $0.9 million for the nine months ended September 30, 2014 compared to September 30, 2013. The Same Property portfolio had an increase in property operating expenses of $0.5 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

General and administrative expenses increased by $2.9 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, which was primarily attributable to an increase in costs related to our information technology platform year over year, as well as an increase in employee costs due to the ramp up of staffing that occurred throughout 2013.
Provision for impairment resulted in a charge of $10.7 million as we impaired the Steeplegate Mall and Collin Creek Mall during the nine months ended September 30, 2014. As of September 30, 2014, we assessed whether the carrying amount of the properties could be recovered through the estimated future undiscounted cash flows. As our intended holding period changed during the nine months ended September 30, 2014, the undiscounted cash flows were now less than the carrying amount of the assets. As a result, we recorded an impairment charge for the excess carrying amount over the estimated fair value of the properties.
Depreciation and amortization expenses increased $24.2 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase was primarily attributable to the properties acquired during 2014 and 2013.
Other Income and Expenses
Interest expense increased $3.9 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase was primarily related to the write-off of $5.7 million of market rate assumptions related to the loan payoffs on Sikes Senter and Bayshore Mall during the nine months ended September 30, 2014. The remainder of the increase in interest expense was related to the loans we assumed on the properties we acquired subsequent to September 2013. This was offset by the refinancings of Lakeland Mall, Valley Hills Mall and NewPark Mall in which $2.9 million of extinguishment costs, write-off of deferred financing fees, and defeasance costs were incurred during the nine months ended September 30, 2013.
Loss from discontinued operations for the nine months ended September 30, 2013, included the historical operations of Boulevard Mall, as we conveyed our interest in the property to the lender during 2013. This resulted in a net loss on discontinued operations of $9.2 million for the nine months ended September 30, 2013. No assets were disposed of during the nine months ended September 30, 2014.

Operating Metrics
Leasing Volume

The following table represents the leases signed during the three months ended September 30, 2014:

2014 Leasing Activity(1)(2)	Number of Leases	Square Feet	Term (in years)	Initial Inline Rent PSF (4)(5)	Initial Freestanding Rent PSF (4)(6)	Average Inline Rent PSF (5)(7)	Average Freestanding Rent PSF (6)(7)
New Leases
Under 10,000 sq. ft.	36	88,797	8.0	$38.60	$51.49	$42.43	$54.94
Over 10,000 sq. ft.	10	189,501	8.3	11.59	—	13.19	—
Total New Leases	46	278,298	8.2	19.74	51.49	22.02	54.94

Renewal Leases
Under 10,000 sq. ft.	50	189,206	3.1	$29.02	$17.23	$29.39	$17.67
Over 10,000 sq. ft.	3	48,739	4.2	9.43	9.80	9.63	9.80
Total Renewal Leases	53	237,945	3.3	25.63	14.60	25.98	14.89

Sub-Total	99	516,243	5.9	$22.21	$19.78	$23.68	$20.51

Percent in Lieu	16	71,639	n.a.	n.a.	n.a	n.a.	n.a

Total Q3 2014 (3)	115	587,882	5.9	$22.21	$19.78	$23.68	$20.51

Total Q2 2014	128	565,373
Total Q1 2014	109	529,122
Total YTD 2014	352	1,682,377

Explanatory Notes:

(1) Excludes anchors and specialty leasing. An anchor is defined as a department store or discount department store in traditional spaces whose merchandise appeals to a broad range of shoppers or spaces which are greater than 70,000 square feet.
(2) Represents signed leases as of September 30, 2014.
(3) The total leasing commissions were approximately $3.6 million for the three months ended September 30, 2014. There were no material tenant concessions with respect to the leases signed during the three months ended September 30, 2014.
(4) Represents initial rent at time of rent commencement consisting of base minimum rent, common area costs, and real estate taxes.
(5) Inline spaces are all mall shop locations excluding anchor and freestanding stores.
(6) Freestanding spaces are outparcel retail locations (locations that are not attached to the primary complex of buildings that comprise a shopping center). Excludes anchor stores.
(7) Represents average rent over the lease term consisting of base minimum rent, common area costs, and real estate taxes.

The following table represents our weighted average in-place rent for freestanding and mall space that is less than 10,000 square feet for the three months ended September 30, 2014 for our Same Property portfolio:

In-Place Rent < 10k SF (1)
September 30, 2014
Freestanding (2)	$19.12
Mall (3)	$39.46
Total Same Property portfolio	$37.22

Explanatory Notes:

(1) Rent is presented on a cash basis and consists of base minimum rent, common area maintenance costs, and real estate taxes.
(2) Freestanding spaces are outparcel retail locations (locations that are not attached to the primary complex of buildings that comprise a shopping center). Excludes anchor stores.
(3) Mall shop locations excluding anchor and freestanding stores.

New and Renewal Lease Spread

The following table represents leasing and rent spread information for renewals and new leases that we signed during the three months ended September 30, 2014, as compared to the rents of the expiring leases on the same space:

New and Renewal Lease Spread (1)

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF (2)	Average Rent PSF (3)	Expiring Rent PSF (4)	Initial Rent Spread		Average Rent Spread
Three Months Ended September 30, 2014	57	227,415	4.0	$26.50	$27.13	$24.27	$2.23	9.2%	$2.86	11.8%

Total YTD 2014	210	830,653	4.2	$25.51	$26.36	$23.72	$1.79	7.5%	$2.64	11.1%

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
Same Property Trends

•
Percentage leased increased to 90.6% as of September 30, 2014 from 90.5% as of September 30, 2013 in our Same Property portfolio. This increase is the result of signing leases representing aggregate space amounts greater than scheduled lease and space expirations since September 30, 2013.

•
Average in-place rents for mall spaces that are less than 10,000 square feet increased to $39.46 as of September 30, 2014 from $38.72 as of September 30, 2013 in our Same Property portfolio. The increase is attributable to higher rents on new and renewal leases as compared to the existing rents of the Same Property portfolio

Liquidity and Capital Resources
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
As of September 30, 2014, our combined contractual debt, excluding non-cash debt market rate adjustments, was approximately $1.59 billion. The aggregate principal and interest payments due on our outstanding indebtedness as of September 30, 2014 are approximately $67.9 million for the year ending December 31, 2014, which includes $46.8 million related to the Steeplegate mortgage which is expected to be satisfied by a deed in lieu of foreclosure and approximately $233.0 million for the year ending December 31, 2015.
Property-Level Debt

We had individual Property-Level Debt on 20 of our 36 assets, representing $1.3 billion (excluding $0.7 million of market rate adjustments) as of September 30, 2014. As of September 30, 2014, the Property-Level Debt had a weighted average interest rate of 5.0% and an average remaining term of 4.5 years. The Property-Level Debt is generally non-recourse to us and is stand-alone (i.e, not cross-collateralized) first mortgage debt with the exception of customary contingent guarantees/indemnities.

In January 2014, we retired the $27.6 million mortgage debt balance on Bayshore Mall which had a fixed interest rate of 7.13%.
In April 2014, the loan associated with the Steeplegate Mall was transferred to special servicing. The loan matured on August 1, 2014 and was not repaid. As such, the loan is in default. Upon default, a receiver was appointed and we along with the special servicer and the receiver are working on an orderly transfer of the deed to the Steeplegate Mall mortgage lender or successor lender should the loan be sold in the coming months. The asset is expected to be conveyed to its lender during the first half of 2015.

In July 2014, we retired the $54.6 million mortgage debt balance on Sikes Senter. See the table below for further discussion.

The following is a summary of significant property loan refinancings and acquisitions that have occurred as of September 30, 2014 and as of December 31, 2013 ($ in thousands):

Property	Date	Balance at Date of Refinancing	Interest Rate	Balance of New Loan	New Interest Rate	Net Proceeds (1)	Maturity
September 30, 2014:
The Mall at Barnes Crossing (2)	August 2014	$—	—%	$67,000	4.29%	$—	September 2024
Chula Vista Center (3)	July 2014	—	—%	70,000	4.18%	15,000	July 2024
Sikes Senter (3)	July 2014	54,618	5.20%	—	—%	—	—
Bel Air Mall	May 2014	—	—%	111,819	5.30%	—	December 2015
December 31, 2013:
Lakeland Mall (4)	March 2013	$50,300	5.12%	$70,000	4.17%	$13,400	March 2023
NewPark Mall (5)	May 2013	62,900	7.45%	66,500	LIBOR + 4.05%	1,100	May 2017
Valley Hills Mall	June 2013	51,400	4.73%	68,000	4.47%	15,000	July 2023
Greenville Mall	July 2013	—	—%	41,700	5.29%	—	December 2015
West Valley Mall (6)	September 2013	47,100	3.43%	59,000	LIBOR + 1.75%	11,400	September 2018
Chesterfield Towne Center	December 2013	—	—%	109,737	4.75%	—	October 2022
The Centre at Salisbury (7)	December 2013	—	—%	115,000	5.79%	—	May 2016

Explanatory Notes:
(1) Net proceeds are net of closing costs.
(2) The loan is interest-only for the first three years.
(3) On July 1, 2014, we removed Chula Vista Center, located in Chula Vista, CA from the 2013 Senior Facility collateral pool and placed a new non-recourse mortgage loan on the property. Sikes Senter, located in Wichita Falls, TX had an outstanding mortgage loan which was repaid on July 1, 2014 from proceeds from the Chula Vista Center refinancing. Upon repayment Sikes Senter was added to the 2013 Senior Facility collateral pool with no change to the outstanding 2013 Senior Facility balance.
(4) On March 6, 2013, the loan associated with the Lakeland Mall was refinanced for $65.0 million. Subsequently, on March 21, 2013, the loan was increased by $5.0 million to $70.0 million in order to partially fund the acquisition of an anchor building previously owned by a third party.
(5) The loan provides for an additional subsequent funding of $5.0 million upon achieving certain conditions for a total funding of $71.5 million. During July 2014, we reduced the spread the spread from LIBOR (30 day) plus 405 basis points to LIBOR (30 day) plus 325 basis points.
(6) The loan is interest-only for the first three years and amortizes on a 30 year schedule thereafter. The loan has a five year extension option subject to the fulfillment of certain conditions. During January 2014, we entered into a swap transaction and the loan now has a fixed interest rate of 3.24%.
(7) The loan is interest-only. In conjunction with the acquisition of The Centre at Salisbury, we guaranteed a maximum amount of $3.5 million until certain financial covenants are met for two consecutive years.

Corporate Facilities

2013 Senior Facility

On November 22, 2013, we entered into the 2013 Senior Facility which provides borrowings on the 2013 Revolver of up to $250.0 million and $260.0 million on the 2013 Term Loan. Borrowings on the 2013 Senior Facility bear interest at LIBOR + 185 to 300 basis points based on our corporate leverage. Proceeds from the 2013 Senior Facility were used to retire our 2012 Senior Facility, including the 2012 Revolver and the 2012 Term Loan, and the $70.9 million non-recourse mortgage loan on the Southland Mall in California prior to its maturity date in January 2014. During the nine months ended September 30, 2014, we exercised a portion of our "accordion" feature on our 2013 Senior Facility to increase the available borrowings of our 2013 Revolver thereunder from $250.0 million to $285.0 million. The term and rates of our 2013 Senior Facility were otherwise unchanged.

The 2013 Revolver has an initial term of four years with a one year extension option and the 2013 Term Loan has a term of five years. As of September 30, 2014, $20.0 million was drawn on the 2013 Revolver. We are required to pay an unused fee related to the 2013 Revolver equal to 0.20% per year if the aggregate unused amount is greater than or equal to 50% of the 2013 Revolver or 0.30% per year if the aggregate unused amount is less than 50% of the 2013 Revolver. The default interest rate following a payment event of default under the 2013 Senior Facility is 3.00% more than the then-applicable interest rate. During the three and nine months ended September 30, 2014, we incurred $0.2 million and $0.6 million, respectively, of unused fees related to the 2013 Revolver.

The 2013 Senior Facility contains representations and warranties, affirmative and negative covenants and default provisions that are customary for such a real estate loan. In addition, the 2013 Senior Facility requires compliance with certain financial covenants, including borrowing base loan to value and debt yield, corporate maximum leverage ratio, minimum ratio of adjusted consolidated earnings before interest, tax, depreciation and amortization to fixed charges, minimum tangible net worth, minimum mortgaged property requirement, maximum unhedged variable rate debt and maximum recourse indebtedness. Failure to comply with the covenants in the 2013 Senior Facility would result in a default thereunder and, absent a waiver or an amendment from our lenders, permit the acceleration of all outstanding borrowings under the 2013 Senior Facility. No assurance can be given that we would be successful in obtaining such waiver or amendment in this current financial climate, or that any accommodations that we were able to negotiate would be on terms as favorable as those in the 2013 Senior Facility. In addition, any such default may result in the cross-default of our other indebtedness. As of September 30, 2014, we were in compliance with all of the debt covenants related to the 2013 Senior Facility.

As of September 30, 2014, $2.1 billion of land, buildings and equipment (before accumulated depreciation) have been pledged as collateral for our mortgages, notes and loans payable. Certain mortgage notes payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance. The weighted-average interest rate on our collateralized mortgages, notes and loans payable was approximately 4.7% and 4.6% as of September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014, the average remaining term was 4.4 years.

As of September 30, 2014, we issued letters of credit totaling $5.2 million in connection with five of its properties. During the three and nine months ended September 30, 2014, we incurred $0.03 million and $0.09 million, respectively, of letter of credit fees. As of December, 31 2013, no letters of credit were issued.

2012 Senior Facility and Subordinated Facility

On January 12, 2012, we entered into a senior credit facility that provided borrowings on a revolving basis of up to $50.0 million (the "2012 Revolver") and a senior secured term loan (the "2012 Term Loan" and together with the 2012 Revolver, the "2012 Senior Facility"). The interest rate during the year ended 2012 was renegotiated from LIBOR plus 5.0% (with a LIBOR floor of 1.0%) to LIBOR plus 4.5% (with no LIBOR floor). In conjunction with our entrance into the 2013 Senior Facility, the 2012 Senior Facility was terminated.

We were required to pay an unused fee related to the 2012 Revolver equal to 0.30% per year if the aggregate unused amount was greater than or equal to 50% of the 2012 Revolver or 0.25% per year if the aggregate unused amount was less than 50% of the 2012 Revolver. During the three and nine months ended September 30, 2013, we incurred $0.1 million and $0.3 million, respectively, of unused fees related to the 2012 Revolver.

During 2012, we also entered into a subordinated unsecured revolving credit facility (the "Subordinated Facility") with a wholly-owned subsidiary of Brookfield Asset Management, Inc., a related party, which bore interest at LIBOR (with a LIBOR floor of 1%) plus 8.50%. The default interest rate following a payment event of default under the Subordinated Facility was 2.00% more than the then-applicable interest rate. Interest was payable monthly. In addition, we were required to pay a semiannual revolving credit fee of $0.3 million. On November 22, 2013, in conjunction with our entrance into the 2013 Senior Facility, the Subordinated Facility was terminated.

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

The table below presents the fair value of our derivative financial instruments as well as their classification on our Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013:

Instrument Type	Location in consolidated balance sheets	Notional Amount	Designated Benchmark Interest Rate	Strike Rate	Fair Value at September 30, 2014	Fair Value at December 31, 2013	Maturity Date
Derivative not designated as hedging instruments		(dollars in thousands)
Interest Rate Cap	Prepaid expenses and other assets, net	$65,512	One-month LIBOR	4.5%	$4	$45	May 2016
Derivative designated as hedging instruments
Pay fixed / receive variable rate swap	Accounts payable and accrued expenses, net	59,000	One-month LIBOR	1.5%	(230)	—	June 2018

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

The table below describes our current redevelopment projects, which commenced during 2013 and 2014 (dollars in thousands):

Property	Description	Total Project Square Feet	Total Estimated Project Cost	Cost as of September 30, 2014
Three Rivers Mall Kelso, WA	Convert anchors and unproductive space to Regal Cinemas, Sportsman's Warehouse and high volume restaurants.	103,000	$20,100	$12,205

Knollwood Mall St. Lous Park, MN	De-mall and construct new exterior facing junior boxes including Nordstrom Rack, small shops, and a new outparcel building.	118,000	$32,200	$11,255

Newpark Mall Newark, CA	140,000 SF of new entertainment, including AMC Theater and a two level restaurant pavilion with patio seating.	175,000	$52,500(1)	$9,697

Gateway Mall Springfield, OR	De-mall and construct new exterior facing junior boxes including Marshall's, Hobby Lobby, Petco and new outparcels	288,000	$43,300	$5,775
Explanatory Note:
(1) After deducting the estimated benefit of the NPV of municipal incentives.

Operating Property Capital Expenditures

The table below describes our current operating property capital expenditures for the three and nine months ended September 30, 2014:

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2014
Ordinary capital expenditures (1)	$2,355	$3,781
Cosmetic capital expenditures	1,997	6,284
Tenant improvements and allowances (2)	9,285	17,171
Total	$13,637	$27,236

Explanatory Notes:
(1) Includes non-tenant recurring and non-recurring capital expenditures.
(2) Includes tenant improvements and allowances on current operating properties, excluding anchors and strategic projects.

Summary of Cash Flows
Nine Months Ended September 30, 2014 compared to the Nine Months Ended September 30, 2013
Cash Flows from Operating Activities
Net cash provided by operating activities was $63.0 million for the nine months ended September 30, 2014 compared to $46.6 million for the nine months ended September 30, 2013. The increase in cash provided by operating activities was primarily due to the property acquisitions of Greenville Mall, Chesterfield Towne Center, The Centre at Salisbury, Bel Air Mall and the Mall at Barnes Crossing joint venture, acquired subsequent to September 30, 2013.
Cash Flows from Investing Activities
Net cash (used in) provided by investing activities was $(189.5) million for the nine months ended September 30, 2014, compared to $45.6 million for the nine months ended September 30, 2013. During the nine months ended September 30, 2014, cash was used for the acquisitions of Bel Air Mall and the joint venture interest in the Mall at Barnes Crossing. During the nine months ended September 30, 2013, we reduced our demand deposit with Holdings by $107.5 million in order to pay down $100.0 million on our 2012 Term Loan.
Cash Flows from Financing Activities
Net cash provided by (used in) financing activities was $133.6 million for the nine months ended September 30, 2014, compared to $(94.4) million for the nine months ended September 30, 2013.
The increase of $228.0 million in net cash provided by financing activities was primarily due to $150.7 million in net proceeds received from our common stock offering during the nine months ended September 30, 2014. Additionally, during the nine months ended September 30, 2014, we received $137.0 million in proceeds from refinancings / issuances of mortgages, notes and loans payable as a result of new loans placed on Chula Vista Center and the Mall at Barnes Crossing. Principal payments were $97.3 million for the nine months ended September 30, 2014 compared to $330.4 million for the nine months ended September 30, 2013. The reduction in principal payments is primarily due to the $100.0 million paydown on our 2012 Term Loan and repayment of outstanding loans of $211.7 million related to the refinancing of the Lakeland Mall, NewPark Mall, Valley Hills Mall and West Valley Mall during the nine months ended September 30, 2013. The $97.3 million in principal payments for the nine months ended September 30, 2014, included the $54.6 million retirement of the Sikes Senter debt.
During the nine months ended September 30, 2013, we received $256.5 million in proceeds from refinancings / issuances of mortgages, notes, and loans payable as a result of our refinancing of the Lakeland Mall, NewPark Mall, Valley Hills Mall and West Valley Mall.
During the nine months ended September 30, 2014, we also repaid our outstanding balance of $73.0 million on our 2013 Revolver, of which $45.0 million was drawn during 2014.
Contractual Cash Obligations and Commitments
The following table aggregates our contractual cash obligations and commitments as of September 30, 2014:

	2014	2015	2016	2017	2018	Thereafter	Total
	(in thousands)
Long-term debt-principal(1)(2)	$51,641	$168,564	$334,377	$183,015	$328,088	$522,630	$1,588,315
Interest payments(3)	16,249	64,482	44,245	30,646	26,550	73,726	255,898
Operating lease obligations	331	1,324	1,340	1,409	1,421	3,587	9,412
Total	$68,221	$234,370	$379,962	$215,070	$356,059	$599,943	$1,853,625

Explanatory Notes:

(1) Excludes $0.7 million of non-cash debt market rate adjustments.
(2) Includes $46.8 million related to the Steeplegate mortgage that will be satisfied by deed in lieu of foreclosure for the year ending 2014.
(3) Based on rates as of September 30, 2014. Variable rates are based on LIBOR rate of 0.16%.
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
Critical Accounting Policies
Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. Our critical accounting policies are discussed in our Annual Report and have not changed as of September 30, 2014.

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

	For the three months ended September 30,
	2014				2013
	Consolidated	Discontinued Operations	Non- Controlling Interest	Total	Consolidated	Discontinued Operations	Non- Controlling Interest	Total
	(In thousands)
Net loss	$(26,372)	$—	$(194)	$(26,566)	$(4,683)	$—	$—	$(4,683)
Gain on extinguishment of debt	—	—	—	—	—	—	—	—
Loss from discontinued operations	—	—	—	—	—	—	—	—
Provision for income taxes	136	—	—	136	(20)	—	—	(20)
Interest expense	26,592	—	(78)	26,514	18,002	—	—	18,002
Interest income	(34)	—	—	(34)	(166)	—	—	(166)
Other	1,371	—	—	1,371	585	—	—	585
Provision for impairment	10,665	—	—	10,665	—	—	—	—
Depreciation and amortization	27,130	—	(98)	27,032	15,748	—	—	15,748
General and administrative	6,132	—	—	6,132	5,575	—	—	5,575
Rouse Properties NOI	$45,620	$—	$(370)	$45,250	$35,041	$—	$—	$35,041
Above and below market ground rent expense, net	39	—	—	39	32	—	—	32
Above and below market tenant leases, net	2,433	—	—	2,433	3,740	—	—	3,740
Amortization of tenant inducements	11	—	—	11	250	—	—	250
Amortization of straight line rent	(97)	—	—	(97)	(684)	—	—	(684)
Rouse Properties Core NOI	$48,006	$—	$(370)	$47,636	$38,379	$—	$—	$38,379
Non same property assets (1)	(15,004)	—	—	(15,004)	(7,425)	—	—	(7,425)
Termination income	(901)	—	—	(901)	(30)	—	—	(30)
Same Property Core NOI	$32,101	$—	$(370)	$31,731	$30,924	$—	$—	$30,924
Adjust for legacy litigation expenses and (recoveries)	67	—	—	67	(62)	—	—	(62)
Same property core net operating income, as adjusted	$32,168	$—	$(370)	$31,798	$30,862	$—	$—	$30,862

(1) Represents the acquisitions of Greenville Mall, Chesterfield Towne Center, The Centre at Salisbury, Bel Air Mall and The Mall at Barnes Crossing which were acquired in July 2013, December 2013, December 2013, May 2014, and August 2014, respectively, and the disposition of Boulevard Mall in June 2013. Same Property portfolio also excludes Knollwood Mall and Gateway Mall which are or will be under construction to convert the assets from enclosed malls to open air power centers. The Steeplegate Mall was designated as a special consideration asset as of March 31, 2014 and during the three months ended September 30, 2014, the Company added Collin Creek Mall and Vista Ridge Mall as special consideration assets which are also excluded from our Same Property portfolio. An asset is designated as special consideration when a property has a heightened probability of being conveyed to its lender absent substantive renegotiation.

	For the nine months ended September 30,
	2014				2013
	Consolidated	Discontinued Operations	Non- Controlling Interest	Total	Consolidated	Discontinued Operations	Non- Controlling Interest	Total
	(In thousands)
Net loss	$(38,971)	$—	$(194)	$(39,165)	$(30,054)	$—	$—	$(30,054)
Gain on extinguishment of debt	—	—	—	—	(13,995)	—	—	(13,995)
Loss from discontinued operations	—	—	—	—	23,158	(23,158)	—	—
Provision for income taxes	383	—	—	383	235	—	—	235
Interest expense	63,239	—	(78)	63,161	59,305	3,227	—	62,532
Interest income	(310)	—	—	(310)	(492)	—	—	(492)
Other	2,631	—	—	2,631	2,052	—	—	2,052
Provision for impairment	10,665	—	—	10,665	—	21,661	—	21,661
Depreciation and amortization	71,593	—	(98)	71,495	47,418	763	—	48,181
General and administrative	18,613	—	—	18,613	15,675	—	—	15,675
Rouse Properties NOI	$127,843	$—	$(370)	$127,473	$103,302	$2,493	$—	$105,795
Above and below market ground rent expense, net	106	—	—	106	93	—	—	93
Above and below market tenant leases, net	9,829	—	—	9,829	12,154	176	—	12,330
Amortization of tenant inducements	21	—	—	21	750	—	—	750
Amortization of straight line rent	(1,184)	—	—	(1,184)	(2,507)	(30)	—	(2,537)
Rouse Properties Core NOI	$136,615	$—	$(370)	$136,245	$113,792	$2,639	$—	$116,431
Non same property assets (1)	(40,939)	—	—	(40,939)	(20,346)	(2,639)	—	(22,985)
Termination income	(1,356)	—	—	(1,356)	(304)	—	—	(304)
Same Property Core NOI	$94,320	$—	$(370)	$93,950	$93,142	$—	$—	$93,142
Adjust for legacy litigation expenses and (recoveries)	852	—	—	852	(528)	—	—	(528)
Same property core net operating income, as adjusted	$95,172	$—	$(370)	$94,802	$92,614	$—	$—	$92,614

(1) Represents the acquisitions of Greenville Mall, Chesterfield Towne Center, The Centre at Salisbury, Bel Air Mall and The Mall at Barnes Crossing which were acquired in July 2013, December 2013, December 2013, May 2014, and August 2014, respectively, and the disposition of Boulevard Mall in June 2013. Same Property portfolio also excludes Knollwood Mall and Gateway Mall which are or will be under construction to convert the assets from enclosed malls to open air power centers. The Steeplegate Mall was designated as a special consideration asset as of March 31, 2014 and during the three months ended September 30, 2014, the Company added Collin Creek Mall and Vista Ridge Mall as special consideration assets which are also excluded from our Same Property portfolio. An asset is designated as special consideration when a property has a heightened probability of being conveyed to its lender absent substantive renegotiation.

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
For reference, and as an aid in understanding management's computation of FFO and Core FFO, a reconciliation from the consolidated net loss as computed in accordance with GAAP to FFO and Core FFO is presented below:

	For the three months ended September 30,
	2014				2013
	Consolidated	Discontinued Operations	Non- Controlling Interest	Total	Consolidated	Discontinued Operations	Non- Controlling Interest	Total
	(In thousands)
Net loss	$(26,372)	$—	$(194)	$(26,566)	$(4,683)	$—	$—	$(4,683)
Depreciation and amortization	27,130	—	(98)	27,032	15,748	—	—	15,748
Provision for impairment	10,665	—	—	10,665	—	—	—	—
Loss from discontinued operations	—	—	—	—	—	—	—	—
Gain on extinguishment of debt	—	—	—	—	—	—	—	—
Rouse Properties FFO	$11,423	$—	$(292)	$11,131	$11,065	$—	$—	$11,065
Provision for income taxes	136	—	—	136	(20)	—	—	(20)
Interest expense:
Amortization and write-off of market rate adjustments	7,129	—	—	7,129	2,141	—	—	2,141
Amortization and write-off of deferred financing costs	1,267	—	—	1,267	1,629	—	—	1,629
Debt extinguishment costs	259	—	—	259	—	—	—	—
Amortization of straight line rent for corporate and regional offices	35	—	—	35	(27)	—	—	(27)
Other	1,371	—	—	1,371	585	—	—	585
Above and below market ground rent expense, net	39	—	—	39	32	—	—	32
Above and below market tenant leases, net	2,433	—	—	2,433	3,740	—	—	3,740
Amortization of tenant inducements	11	—	—	11	250	—	—	250
Amortization of straight line rent	(97)	—	—	(97)	(684)	—	—	(684)
Rouse Properties Core FFO	$24,006	$—	$(292)	$23,714	$18,711	$—	$—	$18,711

	For the nine months ended September 30,
	2014				2013
	Consolidated	Discontinued Operations	Non- Controlling Interest	Total	Consolidated	Discontinued Operations	Non- Controlling Interest	Total
	(In thousands)
Net loss	$(38,971)	$—	$(194)	$(39,165)	$(30,054)	$—	$—	$(30,054)
Depreciation and amortization	71,593	—	(98)	71,495	47,418	763	—	48,181
Provision for impairment	10,665	—	—	10,665	—	21,661	—	21,661
Loss from discontinued operations	—	—	—	—	23,158	(23,158)	—	—
Gain on extinguishment of debt	—	—	—	—	(13,995)	—	—	(13,995)
Rouse Properties FFO	$43,287	$—	$(292)	$42,995	$26,527	$(734)	$—	$25,793
Provision for income taxes	383	—	—	383	235	—	—	235
Interest expense:
Amortization and write-off of market rate adjustments	9,015	—	—	9,015	5,689	1,131	—	6,820
Amortization and write-off of deferred financing costs	3,420	—	—	3,420	6,607	103	—	6,710
Debt extinguishment costs	259	—	—	259	1,886	—	—	1,886
Amortization of straight line rent for corporate and regional offices	56	—	—	56	67	—	—	67
Other	2,631	—	—	2,631	2,052	—	—	2,052
Above and below market ground rent expense, net	106	—	—	106	93	—	—	93
Above and below market tenant leases, net	9,829	—	—	9,829	12,154	176	—	12,330
Amortization of tenant inducements	21	—	—	21	750	—	—	750
Amortization of straight line rent	(1,184)	—	—	(1,184)	(2,507)	(30)	—	(2,537)
Rouse Properties Core FFO	$67,823	$—	$(292)	$67,531	$53,553	$646	$—	$54,199

ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risks described in our Annual Report.

ITEM 4      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended September 30, 2014. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2014 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014. That evaluation did not identify any changes that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Securities
There were no unregistered sales of equity securities during the three months ended September 30, 2014.
Issuer Purchases of Equity Securities
We did not acquire any shares of our common stock during the three months ended September 30, 2014.

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

101
The following financial information from Rouse Properties, Inc.’s. Quarterly Report on Form 10-Q for the three months ended September 30, 2014 has been filed with the SEC on November 3, 2014, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations and Comprehensive Income (Loss), (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of September 30, 2014.  The registrant agrees to furnish a copy of such agreements to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROUSE PROPERTIES, INC.
(Registrant)

Date:	November 3, 2014	By:	/s/ John Wain
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

101
The following financial information from Rouse Properties, Inc’s. Quarterly Report on Form 10-Q for the three months ended September 30, 2014 has been filed with the SEC on November 3, 2014, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations and Comprehensive Loss, (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.