Form 10-K
period 2014-12-31
Rouse Properties, Inc.
filed 2015-03-09
CIK 1528558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

The aggregate market value of shares of common stock held by non-affiliates of the Registrant was approximately $691.9 million based on the closing sale price of the New York Stock Exchange for such stock on June 30, 2014.

The number of shares of common stock, $0.01 par value, outstanding on February 27, 2015 was 57,789,061.

Documents Incorporated By Reference

Document	Parts Into Which Incorporated
Definitive Proxy Statement for 2015 Annual Meeting of Stockholders	Part III

ROUSE PROPERTIES, INC.
Annual Report on Form 10-K
December 31, 2014

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

PART I

ITEM 1. BUSINESS

Throughout this Annual Report on Form 10-K (this "Annual Report"), references to the "Company," "Rouse Properties," "Rouse," "we", "us", and "our" refer to Rouse Properties, Inc. and its consolidated subsidiaries, unless the context requires otherwise. Rouse Properties, a Delaware corporation, was organized in August 2011 and became a separate public company when we were spun-off from General Growth Properties, Inc. ("GGP") on January12, 2012.

As of December 31, 2014, our portfolio consisted of 36 regional malls in 23 states totaling over 25.5 million square feet of retail space. We believe many of these malls function as town centers and are predominately located in markets or sub-markets that contain no other enclosed malls and have a high penetration of the trade area. In addition, our portfolio includes regional malls that we believe have significant growth potential through lease-up, repositioning and/or redevelopment. Some properties may require re-tenanting and re-constitution of the merchandising mix in order to provide new and relevant shopping and entertainment opportunities for the consumer.

Our principal focus is to own and manage dominant regional malls in protected markets or submarkets in the United States, in such locations that the malls are either market dominant (the only mall within an extended distance) or trade area dominant (the premier mall serving the defined regional consumer). Approximately 80% of our 36 mall assets are the only enclosed malls in their markets or submarkets. We seek to increase the value of our properties by executing individually tailored business plans designed to improve their operating performance. We actively manage all of our properties, performing the day-to-day functions, operations, leasing, maintenance, marketing and promotional services. Our platform is national in scope and we believe that it positions us to capitalize on existing department store, junior anchor and broad in-line retailer relationships across our portfolio.
Our malls are anchored by operators across the retail spectrum, including department stores such as Macy's, Dillard's, Belk, jcpenney, Sears and Target; mall shop tenants like Victoria's Secret, Bath & Body Works, H&M, Forever 21, francesca's, Chico's, The Children's Place, Gap/Old Navy, Foot Locker, Maurices, Justice and Ulta; restaurants ranging from food court leaders like Chick-fil-A, Sarku Japan, and Panda Express to fast-casual chains like Chipotle, Panera Bread and Starbucks and high volume sit down restaurants such as BJ's Restaurant, Olive Garden, Red Lobster and Buffalo Wild Wings. The tenant mix within our property portfolio is also balanced, with no single tenant representing more than 5% of our total revenue in 2014.
We elected to be treated as a REIT beginning with the filing of our federal income tax return for the 2011 taxable year. Subject to our ability to meet the requirements of a REIT, we intend to maintain this status in future periods.

For the year ended December 31, 2014, we generated a net loss, operating income, NOI, Core NOI, FFO, and Core FFO of $(51.7) million, $31.4 million, $178.1 million, $189.5 million, $63.7 million and $94.5 million, respectively. See "Selected Financial Data" for a discussion of our use of NOI, Core NOI, FFO, and Core FFO, which are non-GAAP financial measures, and for reconciliations of net loss to NOI and Core NOI and net loss to FFO and Core FFO.

A more detailed summary of our portfolio is presented under "Properties."

Competitive Strengths

We believe that we will continue to distinguish ourselves through the following competitive strengths:

        Size and Geographic Scope. We have a nationally diversified mall portfolio consisting of 36 properties located in 23 states, with over 25.5 million square feet of retail space (7.2 million square feet of which is owned by anchor tenants). Our portfolio was 90.7% leased excluding anchors (94.1% leased including anchors) and 87.3% occupied as of December 31, 2014. The average distance between our malls and the nearest, competitive, enclosed mall is approximately 41 miles.

        Strategic Relationships with Tenants.    Our operations are national in scope and we have relationships with a wide range of tenants, which include department stores, junior anchors, movie theaters, national in-line tenants and local retailers. We believe that these relationships provide us with a competitive advantage in many of our markets.

As of December 31, 2014, our tenants that generate revenues that are equal to or exceed 1.5% of our aggregate revenues are as follows:

Tenant	Revenues
L Brands, Inc.	4.2%
Signet Jewelers, Ltd	3.6%
Foot Locker, Inc.	3.2%
jcpenney Company, Inc.	2.5%
Cinemark USA, Inc.	2.3%
Sears Holdings Corporation	1.9%
American Eagle Outfitters, Inc.	1.9%
Macy's Inc.	1.8%
Luxottica Retail North America Inc.	1.6%
Ascena Retail Group, Inc.	1.6%
Genesco Inc.	1.6%
Best Buy Co Inc.	1.6%

Experienced Operational Management Team. We believe that, under the leadership of our executive management team, we are well positioned to execute our strategic plans and unlock value in our properties. Our management team includes:

•
Andrew Silberfein, our President and Chief Executive Officer. Mr. Silberfein has served as our President and Chief Executive Officer since January 2, 2012 and has served as a director since January 12, 2012. Mr. Silberfein previously held the position of Executive Vice President—Retail and Finance for Forest City Ratner Companies, where he was employed for over 15 years, from 1995 to 2011. Mr. Silberfein was responsible for managing all aspects of Forest City Ratner Companies' retail portfolio of shopping centers and malls. Also, Mr. Silberfein had the overall responsibility for managing all aspects of Forest City Ratner Companies' debt and equity financing requirements for its real estate portfolio.

•
Benjamin Schall, our Chief Operating Officer. Mr. Schall has served as our Chief Operating Officer since March 8, 2012. Mr. Schall previously served as the Senior Vice President of the Retail Division at Vornado Realty Trust, where he was employed for 10 years prior to joining the Company. While there, Mr. Schall was responsible for all facets of Vornado's suburban retail shopping center business. Mr. Schall has over 13 years of experience in the real estate industry.

•
John Wain, our Chief Financial Officer. Mr. Wain has served as our Chief Financial Officer since October 3, 2012. Mr. Wain previously held the position of Managing Director and Head of Real Estate Americas at Credit Agricole Corporate and Investment Bank, where he was employed for eight years. At Credit Agricole, Mr. Wain was responsible for its U.S. real estate lending business and focused extensively on structuring and negotiating secured and unsecured corporate real estate facilities and property-level loans for public REITs. Mr. Wain has over 26 years of experience in the real estate and banking industries.

•
Brian Harper, our Executive Vice President of Leasing. Mr. Harper has served as our Executive Vice President of Leasing since January 12, 2012. Mr. Harper previously served as Senior Vice President of Leasing for GGP, where he was employed for over five years. While there, Mr. Harper oversaw all of the leasing efforts for a multi-state portfolio. He also was one of the original key members of our formation within GGP. Mr. Harper has over 15 years of experience in the retail real estate industry, including working with ground up development, asset repositions, distressed real estate and leasing.

•
Susan Elman, our Executive Vice President and General Counsel. Ms. Elman has served as our Executive Vice President, General Counsel and Secretary since April 5, 2012. Ms. Elman previously served as Senior Vice President and Deputy General Counsel at Forest City Ratner Companies, where she was employed for over 15 years. Ms. Elman has over 26 years of experience in the real estate industry and was responsible for the legal aspects of many complex real estate transactions at Forest City Ratner Companies.

Favorable Economic and Industry Trends. We believe that we are positioned to benefit from positive economic and demographic trends in our markets, including anticipated growth in the number of households and household income in our markets and historically greater declines in unemployment in our markets as compared to the U.S. overall.
Track Record of Improving Occupancy Levels and Leasing. As of December 31, 2014, we have signed 6.6 million square feet of total in-line leases since we became a separate stand alone public company in January 2012. From that time, our portfolio's leased percentage increased from 87.7% to 90.7% excluding anchors (94.1% leased including anchors) as of December 31, 2014. During that same period, we have significantly increased the portion of our portfolio leased by permanent tenants by an additional 7.3% to 81.2%.
As of December 31, 2014, we have entered into new leases for over 781,000 square feet of space (63% of which was previously vacant), which is not yet occupied, representing approximately $12.6 million in incremental annual rent scheduled to commence throughout 2015 and 2016. The actual commencement of the payment of rent under certain of these leases is subject to the completion of the build-out of space and retailers' opening schedules.
We have also been successful at leasing anchor space. Since formation, we have leased 12 vacant anchor stores as of December 31, 2014. Replacement tenants include Regal Cinemas, Cinemark, Sports Authority, Sportsman's Warehouse, AMC, Bon-Ton and Dunham's Sports.
Platform for Attractive External Growth. We have closed over $759.3 million of acquisitions since we became a separate public company in January 2012. Our completed acquisitions have included opportunistic and strategic purchases of seven enclosed malls, six of which are 100% owned and one joint venture in which we own a 51% controlling interest, as well as six anchor boxes. We target assets where we believe we are exposed to limited downside and significant growth opportunities by applying our national platform and expertise to improve retailer quality and composition, occupancy levels, NOI and sales productivity metrics.

Business Strategy

Our objective is to achieve growth in NOI, Core NOI, FFO and Core FFO by leasing, operating and repositioning retail properties with locations that are either market dominant (the only mall within an extended distance to service the trade area) or trade area dominant (positioned to be the premier mall serving the defined regional consumer). We seek to deliver an appropriate tenant mix, higher occupancy rates and increased sales productivity, resulting in higher minimum rents while continuing to control costs. In order to achieve our objective and to become a national leader in the regional mall space, we intend to further implement the following strategies:

        Internal Growth through Tailored Strategic Planning and Investment.    We have identified both strategic investment and cosmetic investment initiatives for our properties, taking into account customer demographics and the competitive environment of each property's market area, with a focus on increasing occupancy at the mall with a sustainable occupancy cost. We have identified opportunities to invest significant capital to reposition and refresh certain of our properties, and we intend to sequence our strategic capital projects based on leasing activity. When considering strategic investments at our properties, we generally target unlevered returns of 9% to 11% for such projects under current market conditions (although there can be no assurance that we will meet this target). Examples of value creation initiatives include, but are not limited to:

•
Re-tenanting vacant anchor space and transforming excess or under productive in-line gross leasable area ("GLA") into big box space to meet the customer demand for uses such as apparel, sporting goods, theaters, fitness centers, and supermarkets;

•	Growing customer traffic by adding high-volume restaurants, entertainment and everyday uses; and

•	Enhancing the shopping experience and maximizing market relevance by aggressively targeting tenants that cater to market demographics.

We also seek to improve the overall mall experience by creating a sense of place and increasing the frequency and duration of visits to our malls. We have commenced a number of portfolio-wide initiatives including having installed state of the art Wi-Fi throughout all of the common areas, upgraded our common area amenities, created new modern soft seating environments and installed energy management systems to maximize efficiency. We believe these initiatives will continue to position our properties for increased occupancy and sales levels and financial growth. For a discussion of factors that could have an impact on our ability to realize these goals, see "Risk Factors" and "Cautionary Statement Regarding Forward-Looking Statements."
Improve Tenant Mix and the Performance of Our Properties.    We are proactively optimizing the tenant mix of our malls by matching it to the consumer shopping patterns and the needs and desires of the demographics in a particular market area, which strengthens our competitive position and increases tenant sales and consumer traffic. Additionally, we continually seek to convert space occupied by temporary tenants to permanent tenants. To drive increasing traffic and sales, our targeted leasing approach is focused on adding entertainment tenants, high-volume restaurants, everyday uses and big-box anchors to further enhance the overall experience for our shoppers.

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

        Focus on Improvement of Key Leasing Metrics.    As of December 31, 2014, our portfolio sales per square foot were $316 and percentage leased and percentage occupied were approximately 90.7% (94.1% leased including anchors) and 87.3%, respectively. Our leasing team employs a decentralized approach, with focused leasing strategies individually tailored to each asset.

Transactions

        During 2014, we successfully completed transactions promoting our long-term strategy as a dominant regional mall owner and operator:

Acquisitions

•
Acquired Bel Air Mall located in Mobile, AL for a total purchase price of approximately $131.9 million, net of closing costs and adjustments, including the assumption of the existing $112.5 million non-recourse mortgage loan. The loan bears interest at a fixed rate of 5.30%, matures in December 2015, and amortizes over 30 years; and

•
Acquired a 51% controlling interest in The Mall at Barnes Crossing located in Tupelo, MS for a total purchase price of approximately $98.9 million, net of closing costs and adjustments. In conjunction with the closing of this transaction, we closed on a new $67.0 million non-recourse mortgage loan that bears interest at a fixed rate of 4.29%, matures in September 2024, is interest only for the first three years and amortizes on a 30 year schedule thereafter.

Equity Offering

•
Issued 8,050,000 shares in an underwritten public offering of our common stock at a public offering price of $19.50 per share and raised approximately $150.7 million after deducting the underwriting discount and offering costs. The proceeds from the offering were used in part to repay the $48.0 million outstanding balance of the 2013 Revolver (as defined below) as of December 31, 2013. The remaining proceeds were used for general corporate purposes, including to fund acquisitions, working capital and other needs.

Refinancing

•
Exercised a portion of the $250.0 million "accordion" feature of our 2013 Senior Facility (as defined below) to increase the available borrowings of our 2013 Revolver thereunder from $250.0 million to $285.0 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for additional information regarding our 2013 Senior Facility. The term and rates of our 2013 Senior Facility were otherwise unchanged.

•	Entered into a swap transaction which fixed the interest rate on West Valley Mall from a variable rate of LIBOR (30 day) plus 175 basis points to 3.24%.

•
Paid off the remaining $27.6 million mortgage debt balance on Bayshore Mall, which had a fixed interest rate of 7.13%, and obtained a new non-recourse mortgage loan for $46.5 million on the property. The loan bears interest at a fixed rate of 3.96%, matures in November 2024, is interest only for the first three years and amortizes on a 30 year schedule thereafter.

•
Removed Chula Vista Center from the 2013 Senior Facility collateral pool and placed a new $70.0 million non-recourse mortgage loan on Chula Vista Center. The loan bears interest at a fixed rate of 4.18%, matures in July 2024, is interest only for the first three years and amortizes on a 30 year schedule thereafter. Sikes Senter had an outstanding mortgage loan of $54.6 million with a fixed interest rate of 5.20% which was repaid on July 1, 2014 with proceeds from the Chula Vista Center refinancing. Upon repayment, Sikes Senter was added to the 2013 Senior Facility collateral pool with no change to the outstanding 2013 Senior Facility balance. We received proceeds of approximately $15.0 million, before transaction costs, from these refinancings.

•	Reduced the spread on the mortgage loan for NewPark Mall from LIBOR (30 day) plus 405 basis points to LIBOR (30 day) plus 325 basis points.
Subsequent to 2014, we have successfully completed the following transactions:

•
In January 2015, we sold The Shoppes at Knollwood in St. Louis Park, MN for gross proceeds of $106.7 million. The mortgage debt balance of $35.1 million was defeased simultaneously with the sale of the property. Net proceeds of $54.7 million were available for general corporate purposes, including acquisitions and ongoing capital investments within the existing portfolio.

•
In January 2015, we acquired Mt. Shasta Mall located in Redding, CA, for a total purchase price of $49.0 million. In February 2015, we placed a new $31.9 million non-recourse mortgage loan on the property. The loan bears interest at 4.19%, matures in March 2025, is interest only for the first three years and amortizes on a 30 year schedule thereafter.

•	In February 2015, we paid off the remaining mortgage debt balance of $10.4 million on Washington Park Mall.

•	In February 2015, our Board of Directors declared a first quarter common stock dividend of $0.18 per share, which will be paid on April 30, 2015 to stockholders of record on April 15, 2015.

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

Seasonality

        Although we have a year-long temporary leasing program, occupancies for short-term tenants and, therefore, rental income recognized are higher during the second half of the year. In addition, the majority of our tenants have December or January lease years for purposes of calculating annual overage rent amounts. Accordingly, overage rent thresholds are most commonly achieved in the fourth quarter. As a result, revenue production is generally highest in the fourth quarter of each year.

Employees

        As of February 27, 2015, we had approximately 331 employees.

Insurance

        We have comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to our portfolio of retail properties. Our management believes that such insurance provides adequate coverage.

Qualification as a Real Estate Investment Trust and Taxability of Distributions

        Rouse Properties elected to be qualified as a REIT. As a REIT, we are not subject to federal income tax on our real estate investment trust taxable income so long as, among other requirements, certain distribution requirements are met with respect to such income. See "Item 1A. —"Risk Factors—We may not be able to maintain our status as a REIT, which would deny us certain favorable tax treatment".

Segment Disclosure

        Refer to our discussion on segment disclosure in Note 1 to our Consolidated and Combined Financial Statements included elsewhere in this Annual Report.

Investor Information

        Our website address is www.rouseproperties.com. Our Securities and Exchange Commission ("SEC") filings and amendments thereto filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), including our annual, quarterly, and current reports on Forms 10-K, 10-Q, and 8-K, and our proxy statements, are available or may be accessed free of charge through the "Investors" section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our website and included or linked information on the website are not intended to be incorporated into this Annual Report. Additionally, the public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549, and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be accessed at www.sec.gov.
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

        We are a Delaware corporation that was created to hold certain assets and liabilities of GGP. Prior to January 12, 2012, we were a wholly-owned subsidiary of GGP Limited Partnership ("GGPLP"). GGP distributed the assets and liabilities of 30 of its wholly-owned properties to us on January 12, 2012 ("Spin-Off Date"). We completed our spin-off from GGP on January 12, 2012, and have limited experience operating as an independent company and performing various corporate functions, including human resources, tax administration, legal (including compliance with the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") and with the periodic reporting obligations of the Exchange Act), treasury administration, investor relations, internal audit, insurance, information technology and telecommunications services, and accounting functions.

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

        The successful execution of our business strategy requires the availability of substantial amounts of operating and development capital over time. Sources of such capital could include bank, life insurance company, pension plan or institutional investor borrowings, public and private offerings of debt or equity, including rights offerings, sales of certain assets and joint ventures. We have identified opportunities to invest significant capital to reposition and redevelop our properties, but we will sequence redevelopment projects with leasing activity. We cannot assure you that any capital will be available on terms acceptable to us or at all in order to satisfy our short and long-term cash needs. See "Management's Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources."

We may be unable to reposition or redevelop some of our properties, which may have an adverse impact on our profitability.

        Our business strategy is focused on repositioning and redeveloping our properties. In connection with these repositioning and redevelopment projects, we are subject to various risks, including but not limited to the following:

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

        Our results of operations depend on our ability to strategically lease space in our properties, including re-leasing space in properties where leases are expiring, optimizing our tenant mix and leasing properties on more economically favorable terms. We are continually focused on our ability to lease properties and collect rents from tenants. If we are unable to lease or re-lease space in our properties this may adversely affect our operations and revenues.

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

We rely on major tenants, making us vulnerable to changes in the business and financial condition of such tenants.

        As of December 31, 2014, our tenants that generate revenues that are equal to or exceed 1.5% of our aggregate revenues are as follows:

Tenant	Revenues
L Brands, Inc.	4.2%
Signet Jewelers, Ltd	3.6%
Foot Locker, Inc.	3.2%
jcpenney Company, Inc.	2.5%
Cinemark USA, Inc.	2.3%
Sears Holdings Corporation	1.9%
American Eagle Outfitters, Inc.	1.9%
Macy's Inc.	1.8%
Luxottica Retail North America Inc.	1.6%
Ascena Retail Group, Inc.	1.6%
Genesco Inc.	1.6%
Best Buy Co Inc.	1.6%

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

        Our properties depend on anchor stores or national tenants, which are large tenants such as department stores and tenants with chains of stores in many of our properties, respectively, to attract shoppers. We derive significant revenues from these tenants. Our leases generally do not contain provisions designed to ensure the creditworthiness of our tenants and a number of companies in the retail industry, including some of our tenants, have declared bankruptcy or voluntarily closed certain of their stores. We may be unable to re-lease such space or to re-lease it on comparable or more favorable terms. As a result, the bankruptcy, insolvency, closure or general downturn in the business of an anchor store or national tenant, as well as requests from such tenants for significant rent relief or other lease concessions, may trigger co-tenancy provisions and/or may adversely affect our financial position, results of operations and ability to make distributions to stockholders.

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

        As of December 31, 2014, our total consolidated contractual debt, excluding non-cash debt market rate adjustments, was $1.58 billion, all of which was secured by our properties. Our level of indebtedness could have important consequences on the value of our common stock including:

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

•	giving secured lenders the ability to foreclose on our assets.

The following table shows the scheduled maturities of mortgages, notes, and loans payable as of December 31, 2014 and for the next five years and thereafter (in thousands):

2015	$213,119
2016	332,762
2017	140,759
2018	328,892
2019	11,752
Thereafter	556,446
$1,583,730
Unamortized market rate adjustment	769
Total mortgages, notes and loans payable	$1,584,499

Our debt obligations and ability to comply with related covenants could impact our financial condition or future operating results.

       We are a party to the 2013 Senior Facility, under which the 2013 Revolver provides for borrowings on a revolving basis of up to $285.0 million and the 2013 Term Loan provides a senior secured term loan of $260.0 million. The 2013 Senior Facility exposes us to the typical risks associated with such leverage. We also have property-level debt, which limits our ability to take certain actions with respect to the properties securing such debt. Increased leverage makes it more difficult for us to withstand adverse economic conditions or business plan variances, to take advantage of new business opportunities, or to make necessary capital expenditures.

     The 2013 Senior Facility contains representations and warranties, affirmative and negative covenants and defaults that are customary for such a real estate loan. In addition, the 2013 Senior Facility requires compliance with certain financial covenants, including borrowing base loan to value and debt yield, corporate maximum leverage ratio, minimum ratio of adjusted consolidated earnings before interest, tax, depreciation and amortization to fixed charges, minimum tangible net worth, minimum mortgaged property requirement, maximum unhedged variable rate debt and maximum recourse indebtedness. Failure to comply with the covenants in the 2013 Senior Facility would result in a default thereunder and, absent a waiver or an amendment from our lenders, permit the acceleration of all outstanding borrowings under the 2013 Senior Facility. No assurance can be given that we would be successful in obtaining such waiver or amendment in this current financial climate, or that any accommodations that we were able to negotiate would be on terms as favorable as those in the 2013 Senior Facility. In addition, any such default could result in the cross-default of our future indebtedness.

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

        Our historical consolidated and combined financial data shows that we have a history of losses, and we cannot assure you that we will achieve sustained profitability going forward. For the years ended December 31, 2014, 2013 and 2012, we incurred GAAP net losses of $(51.7) million, $(54.7) million, and $(68.7) million, respectively. See "Selected Financial Data." If we do not improve our profitability or if we generate negative cash flow from operating activities, the trading value of our common stock may decline.

Our real estate assets may be subject to impairment charges.

        On a periodic basis, we assess whether there are any indicators that the value of our real estate assets and other investments may be impaired. A property's value is impaired only if the estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. In our estimate of cash flows, we consider factors such as expected future operating income, trends and prospects, the effects of demand, competition and other factors. We are required to make subjective assessments as to whether there are impairments in the value of our real estate assets and other investments. If it is determined that an impairment has occurred, the amount of the impairment charge is equal to the excess of the asset's carrying value over its estimated fair value. Such a determination would have a direct impact on our earnings because recording an impairment charge results in an immediate negative adjustment to earnings. There can be no assurance that we will not take additional charges in the future related to the impairment of our assets. Any future impairment could have a material adverse effect on our results of operations in the period in which the charge is taken. During the year ended December 31, 2014, we took impairment charges on Collin Creek Mall and Steeplegate Mall as the aggregate carrying value of each asset was higher than the fair value of such asset. See Note 2 to our Consolidated and Combined Financial Statements for additional information regarding these impairment charges. We may be required to take additional impairment charges on these assets or other assets, including those we designate as "special consideration assets", in the future. A property is designated as a special consideration asset when it has a heightened probability of being conveyed to its lender absent substantive renegotiation.

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

        As of December 31, 2014, we have recorded a liability in our financial statements of $4.5 million related to potential environmental remediation at our properties which are not expected to have a material impact on our financial condition or results of operations. We have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of our properties. Nevertheless, it is possible that the environmental assessments available to us do not reveal all potential environmental liabilities. It is also possible that subsequent investigations will identify material contamination, that adverse environmental conditions have arisen subsequent to the performance of the environmental assessments, or that there are material environmental liabilities of which management is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of our properties has not been or will not be affected by tenants and occupants of the properties, by the condition of properties in the vicinity of our properties or by third parties unrelated to us.

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
The stock markets, including the NYSE, which is the exchange on which our common stock is listed, have experienced significant price and volume fluctuations. Overall weakness in the economy and other factors have contributed to extreme volatility of the equity markets generally, including the market price of our common stock. As a result, the market price of our common stock has been and may continue to be volatile, and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. Some of the factors that could negatively affect our stock price or result in fluctuations in the price or trading volume of our common stock include:

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
In the future, we may issue debt or additional equity securities or incur additional borrowings. Upon our liquidation, holders of our debt securities and other loans and shares of preferred stock will receive a distribution of our available assets before common stockholders. If we incur additional debt in the future, our future interest costs could increase, and adversely affect our business, financial condition, results of operations, liquidity and prospects. We are not required to offer any additional equity securities to existing common stockholders on a preemptive basis. Therefore, additional common stock issuances, directly or through convertible or exchangeable securities, warrants or options, will dilute the holdings of our existing common stockholders and such issuances or the perception of such issuances may reduce the market price of our common stock. Our shares of preferred stock, if issued, would likely have a preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to pay dividends to common stockholders. Because our decision to issue debt or additional equity securities or incur additional borrowings in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. Thus, common stockholders bear the risk that our future issuances of debt or equity securities or our incurrence of additional borrowings will negatively affect the market price of our common stock.
The number of shares of common stock available for future issuance or sale could adversely affect the market price of our common stock.
As of February 27, 2015, approximately 57.7 million shares of our common stock were outstanding, and we have the authority to issue up to 500 million shares. Subject to applicable law, our board of directors has the authority, without further stockholder approval, to issue additional shares of our common stock on the terms and for the consideration it deems appropriate. Additionally, the resale by existing holders of a substantial number of our outstanding shares of common stock could adversely affect the market price of our common stock. As of December 31, 2014, Brookfield beneficially owned approximately 33.6% of our common stock (based on their publicly reported holdings). Any disposition by Brookfield, or any other substantial stockholder, of our common stock in the public market, or the perception that such dispositions could occur, could adversely affect prevailing market prices of our common stock. The sale of substantial amounts of our common stock, whether directly by us or in the secondary market, the perception that such sales could occur or the availability for future sale of shares of our common stock or securities convertible into or exchangeable or exercisable for our common stock could, in turn, materially and adversely affect the market price of our common stock and our ability to raise capital through future offerings of equity or equity-related securities.
Our substantial stockholder may exert influence over us that may be adverse to our best interests and those of our other stockholders.
As of December 31, 2014, Brookfield beneficially owned approximately 33.6% of our common stock (based on their publicly reported holdings). The concentration of ownership of our outstanding common stock held by our substantial stockholder may make some transactions more difficult or impossible without the support of Brookfield. The interests of Brookfield could conflict with or differ from the interests of our other stockholders. For example, Brookfield’s concentration of ownership could allow Brookfield to influence our policies and strategies and could delay, defer or prevent a change of control or impede a merger, takeover or other business combination that may otherwise be favorable to us and our other stockholders. Brookfield may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Our investment in real estate as of December 31, 2014 consisted of our interests in the properties in our portfolio. We generally own the land underlying properties; however, at certain of our properties, all or part of the underlying land is owned by a third party that leases the land to us pursuant to a long-term ground lease. The leases generally contain various purchase options and typically provide us with a right of first refusal in the event of a proposed sale of the land by the landlord. Information regarding encumbrances on our properties is included in Schedule III of this Annual Report.

The following sets forth certain information regarding our retail properties as of December 31, 2014:

Property Name (1)	Location	Anchors / Major Tenants	Mall and Freestanding GLA	Anchor GLA (Rouse Owned)	Anchor GLA (Tenant Owned)	Total GLA	% Leased	% Occupied
Animas Valley Mall	Farmington, NM	Dillard's, jcpenney, Sears	280,672	188,817	—	469,489	91.1%	90.3%
Barnes Crossing, The Mall at	Tupelo, MS	Belk Home, jcpenney, Sears, Belk, Dick's Sporting Goods	384,688	250,965	100,954	736,607	93.8	93.8
Bayshore Mall	Eureka, CA	Sears, Kohl's, Walmart	349,256	161,209	59,235	569,700	89.7	83.6
Bel Air Mall	Mobile, AL	Belk, jcpenney, Sears, Dillard's, Target	444,636	558,023	333,990	1,336,649	93.0	92.5
Birchwood Mall	Port Huron, MI	Sears, Carson's, Macy's, Target, jcpenney	304,805	161,216	264,918	730,939	94.4	94.2
Cache Valley Mall	Logan, UT	jcpenney, Herbergers	277,554	109,476	—	387,030	95.6	89.3
Chesterfield Towne Center	Richmond, VA	Macy's, jcpenney, Sears, Garden Ridge	484,877	543,572	—	1,028,449	94.6	91.6
Chula Vista Center	Chula Vista, CA	Macy's, jcpenney, Sears, Burlington Coat, AMC	320,844	163,232	377,600	861,676	93.9	93.9
Collin Creek Mall	Plano, TX	Sears, jcpenney, Macy's	328,028	176,259	613,824	1,118,111	82.9	82.9
Colony Square Mall	Zanesville, OH	Elder-Beerman, jcpenney, Dunham's Sports, Cinemark	352,136	78,440	58,997	489,573	80.4	80.4
Gateway Mall	Springfield, OR	Kohl's, Sears, Target, Cabella's, Walmart, Cinema 6	495,038	218,055	113,613	826,706	83.0	57.4
Grand Traverse Mall	Traverse City, MI	jcpenney, Macy's, Target	307,851	—	283,349	591,200	90.7	89.9
Greenville Mall	Greenville, NC	jcpenney, Belk Ladies, Belk, Dunham's Sports	227,749	178,510	46,051	452,310	94.6	92.9
Knollwood Mall	St. Louis Park, MN	Kohl's, TJ Maxx, Cub Foods	393,355	80,684	—	474,039	88.3	71.8
Lakeland Square	Lakeland, FL	jcpenney, Dillard's, Sears, Macy's, Burlington Coat, Cinemark	351,432	276,358	257,353	885,143	93.9	93.9
Lansing Mall	Lansing, MI	jcpenney, Younkers, Macy's, Regal Cinema	489,441	210,900	103,000	803,341	91.0	90.0
Mall St. Vincent	Shreveport, LA	Dillard's, Sears	195,603	—	348,000	543,603	80.9	80.1
NewPark Mall	Newark, CA	Macy's, jcpenney, Sears, Burlington Coat, AMC	484,443	207,372	335,870	1,027,685	94.0	85.7
North Plains Mall	Clovis, NM	Dillard's, jcpenney, Sears, Beall's	131,234	170,496	—	301,730	96.1	96.1
Pierre Bossier Mall	Bossier City, LA	jcpenney, Sears, Dillard's, Virginia College	265,680	59,156	288,328	613,164	90.4	90.4
Salisbury, The Centre at	Salisbury, MD	Boscov's, jcpenney, Sears, Macy's, Dick's, Regal Cinema	359,265	357,416	140,000	856,681	98.4	98.4
Sierra Vista, The Mall at	Sierra Vista, AZ	Dillard's, Sears, Cinemark	174,064	—	196,492	370,556	97.3	96.3
Sikes Senter	Wichita Falls, TX	Dillard's, jcpenney, Sears, Dillard's Men's and Home	291,945	374,690	—	666,635	95.3	96.9
Silver Lake Mall	Coeur D' Alene, ID	jcpenney, Macy's, Sears, Sports Authority	147,586	172,253	—	319,839	87.3	87.3
Southland Center	Taylor, MI	jcpenney, Macy's, Cinemark	374,180	215,787	292,377	882,344	95.1	92.4
Southland Mall	Hayward, CA	jcpenney, Kohl's, Macy's, Sears	560,197	445,896	292,000	1,298,093	95.9	83.1
Spring Hill Mall	West Dundee, IL	Kohl's, Carson Pirie Scott, Sears, Macy's, Regal Cinema	484,045	134,148	547,432	1,165,625	80.7	78.4
Steeplegate Mall	Concord, NH	Bon Ton, jcpenney, Sears	223,773	256,347	—	480,120	66.3	66.3
Three Rivers Mall	Kelso, WA	jcpenney, Macy's, Sportsman's Warehouse	317,558	98,566	—	416,124	83.2	80.1
Turtle Creek, The Mall at	Jonesboro, AR	Dillard's, jcpenney, Target	363,248	—	364,199	727,447	88.9	89.3
Valley Hills Mall	Hickory, NC	Belk, Dillard's, jcpenney, Sears	325,835	—	611,516	937,351	89.0	88.3
Vista Ridge Mall	Lewisville, TX	Dillard's, jcpenney, Macy's, Sears, Cinemark	392,102	—	670,210	1,062,312	94.4	94.4
Washington Park Mall	Bartlesville, OK	jcpenney, Sears, Dillard's	161,894	122,894	71,402	356,190	95.4	95.1
West Valley Mall	Tracy, CA	jcpenney, Macy's, Sears, Target, Cinemark	537,402	236,454	111,836	885,692	95.1	95.5
Westwood Mall	Jackson, MI	Younkers, Wal-Mart, jcpenney	145,187	70,500	301,188	516,875	88.8	88.7
White Mountain Mall	Rock Springs, WY	Herberger's, jcpenney	244,616	94,482	—	339,098	94.0	91.5
Total Rouse Portfolio			11,972,219	6,372,173	7,183,734	25,528,126	90.7%	87.3%
(1) All properties are 100% owned by Rouse Properties, Inc. and subsidiaries with the exception of The Mall at Barnes Crossing of which we own a 51% controlling interest.

Property Operating Data
For the year ended December 31, 2014, none of our properties accounted for more than 10% of our total consolidated assets and none of our properties accounted for more than 10% of our total consolidated and combined gross revenue.
Same Property Portfolio
As of December 31, 2014, our total portfolio consisted of 36 properties (which excludes The Boulevard Mall, which was disposed of during the year ended December 31, 2013). Properties that were in operation and owned as of January 1, 2013, excluding two properties that were undergoing redevelopment with significant disruption and three assets that have been reclassified as special consideration assets(1), are referred to as the Same Property portfolio. As of December 31, 2014, our Same Property portfolio consisted of 26 properties. The following table identifies which of our properties were excluded from our Same Property Portfolio:

Property	Location
Acquisitions:
The Mall at Barnes Crossing	Tupelo, MS
Greenville Mall	Greenville, NC
Chesterfield Towne Center	Richmond, VA
The Centre at Salisbury	Salisbury, MD
Bel Air Mall	Mobile, AL

Redevelopments:
The Shoppes at Knollwood Mall	St. Louis Park, MN
Gateway Mall	Springfield, OR

Special Consideration Assets:(1)
Steeplegate Mall	Concord, NH
Collin Creek Mall	Plano, TX
Vista Ridge Mall	Lewisville, TX

Dispositions:
The Boulevard Mall	Las Vegas, NV
Explanatory Note: (1) A property is designated as a special consideration asset when it has a heightened probability of being conveyed to its lender absent substantive renegotiation.

Operating Metrics
Average In-Place Rent
The following table sets forth our occupancy rates and the average in-place annual gross rental rate per square foot as of December 31, for each of the last five years for our total portfolio:

Year End	Mall & Freestanding GLA	Leased GLA	Leased % (1)	Average In-Place Gross Rent per square foot less than 10,000 square feet(2)(3)	Average In-Place Gross Rent per square foot greater than 10,000 square feet(3)(4)	Average Effective In-Place Gross Rent per square foot for anchors(5)
2010	9,065,852	7,996,849	88.2%	$39.74	$9.58	$4.05
2011	9,084,925	7,967,699	87.7%	$37.36	$10.97	$4.16
2012	10,109,530	9,097,913	90.0%	$36.78	$10.67	$4.04
2013	11,008,927	10,035,651	91.2%	$37.02	$13.63	$4.16
2014	11,972,219	10,854,231	90.7%	$37.69	$13.91	$4.23
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
(5) Represents traditional anchor tenants.

Leasing Volume

The following table represents the leases that we signed during 2014:

2014 Leasing Activity(1)(2)	Number of Leases	Square Feet	Term (in years)	Initial Inline Rent PSF (4)(5)	Initial Freestanding Rent PSF (4) (6)	Average Inline Rent PSF (5)(7)	Average Freestanding Rent PSF (6)(7)
New Leases
Under 10,000 sq. ft.	130	310,739	7.5	$33.00	$34.62	$35.97	$37.80
Over 10,000 sq. ft.	23	545,691	9.7	15.63	—	16.42	—
Total New Leases	153	856,430	8.9	21.50	34.62	23.03	37.80

Renewal Leases
Under 10,000 sq. ft.	261	754,886	3.2	$33.69	$19.16	$34.66	$19.43
Over 10,000 sq. ft.	20	389,958	3.8	10.79	9.80	10.83	9.80
Total Renewal Leases	281	1,144,844	3.4	25.48	17.75	26.12	17.97

Sub-Total	434	2,001,274	5.8	23.73	21.89	24.76	22.85

Percent in Lieu	61	211,265	n.a	n.a	n.a	n.a	n.a

Total for the year ended December 31, 2014 (3)	495	2,212,539	5.8	$23.73	$21.89	$24.76	$22.85

Explanatory Notes:

(1) Excludes anchors and specialty leasing. An anchor is defined as a department store or discount department store in traditional spaces whose merchandise appeals to a broad range of shoppers or spaces which are greater than 70,000 square feet.
(2) Represents signed leases as of December 31, 2014.
(3) The total leasing commissions were approximately $15.0 million for the year ended December 31, 2014. There were no material tenant concessions with respect to the leases signed during the year ended December 31, 2014.
(4) Represents initial rent at time of rent commencement consisting of base minimum rent, common area costs, and real estate taxes.
(5) Inline spaces are mall shop locations which exclude anchor and freestanding stores.
(6) Freestanding spaces are outparcel retail locations (locations that are not attached to the primary complex of buildings that comprise a shopping center). Excludes anchor stores.
(7) Represents average rent over the lease term consisting of base minimum rent, common area costs, and real estate taxes.

The following table represents our weighted average in-place rent for freestanding and mall space that is less than 10,000 square feet for the year ended December 31, 2014 for our Same Property portfolio:

In-Place Rent < 10k SF (1)
December 31, 2014
Freestanding (2)	$19.71
Mall (3)	$39.33
Total Same Property portfolio	$37.15

Explanatory Notes:

(1) Rent is presented on a cash basis and consists of base minimum rent, common area maintenance costs, and real estate taxes.
(2) Freestanding spaces are outparcel retail locations (locations that are not attached to the primary complex of buildings that comprise a shopping center). Excludes anchor stores.
(3) Mall shop locations exclude anchor and freestanding stores.

New and Renewal Leasing Spread

The following table presents leasing and rent spread information for renewals and new leases that we signed during the year ended December 31, 2014, as compared to the rents of the expiring leases on the same space:

New and Renewal Leasing Spread (1)

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF (2)	Average Rent PSF (3)	Expiring Rent PSF (4)	Initial Rent Spread		Average Rent Spread
Total	294	1,142,306	4.2	$25.87	$26.72	$23.56	$2.30	9.8%	$3.15	13.4%

Explanatory Notes:

(1) Excluding anchors, percent in lieu, and specialty leasing.
(2) Represents initial rent at time of rent commencement consisting of base minimum rent, common area costs, and real estate taxes.
(3) Represents average rent over the lease term consisting of base minimum rent, common area costs, and real estate taxes..
(4) Represents expiring rent at end of lease consisting of base minimum rent, common area costs, and real estate taxes.

Our expiring rent during 2015 is approximately $35.16 per square foot, which we believe is below current market rates. We expect that the leasing rates that we achieve, on average, over time will benefit from improving the quality of our assets through our various strategic and cosmetic renovation projects.

Lease Expirations(1)
The table below sets forth lease expiration data for all of our properties:

Year	Number of Expiring Leases	Expiring GLA	Expiring Rates ($ psf) (2)	Percent of Total Gross Rent
Specialty Leasing (3)	495	1,133,147	$12.79
Permanent Leasing
2014 and prior	25	81,654	40.23	1.2%
2015	301	731,996	35.16	9.1%
2016	406	1,369,907	31.00	15.0%
2017	365	1,237,087	33.23	14.5%
2018	228	1,095,310	32.32	12.5%
2019	138	779,778	28.82	7.9%
2020	93	557,982	23.59	4.6%
2021	91	671,508	24.07	5.7%
2022	97	454,323	32.46	5.2%
2023	82	382,686	32.48	4.4%
2024	105	717,957	23.91	6.1%
2025	68	798,277	23.17	6.5%
2026 and thereafter	39	838,600	24.48	7.3%
Total Permanent Leasing	2,038	9,717,065	$29.22	100.0%

Total Leasing	2,533	10,850,212

Explanatory Notes:
(1) Represents contractual obligations for space in regional malls and excludes traditional anchor stores.
(2) Excluded from the Expiring Rates are freestanding spaces, kiosks, and leases paying percent rent in lieu of base minimum rent.
(3) Includes Specialty Leasing license agreements with terms in excess of 12 months.

Mortgage and Other Debt
The following table sets forth certain information regarding the mortgages, notes, and loans payable encumbering our properties:

(In thousands)	Maturity			Outstanding Balance	Balloon Payment at Maturity
	Month	Year	Rate
				(In thousands)
Steeplegate Mall (1)	Aug	2014	4.94%	$45,858	$45,858
Bel Air Mall	Dec	2015	5.30	111,276	109,045
Greenville Mall	Dec	2015	5.29	40,602	39,857
Vista Ridge Mall (2)	Apr	2016	6.87	68,537	64,660
Washington Park Mall (2)	Apr	2016	5.35	10,505	9,988
The Centre at Salisbury	May	2016	5.79	115,000	115,000
The Mall at Turtle Creek	Jun	2016	6.54	77,648	76,079
Collin Creek Mall (2)	Jul	2016	6.78	58,128	54,423
Grand Traverse Mall (2)	Feb	2017	5.02	59,479	57,266
NewPark Mall (3)	May	2017	3.42	65,304	63,050
West Valley Mall(4)	Sep	2018	3.24	59,000	56,790
Pierre Bossier Mall	May	2022	4.94	46,654	39,891
Pierre Bossier Anchor	May	2022	4.85	3,637	2,894
Southland Center (MI)	Jul	2022	5.09	76,037	65,085
Chesterfield Towne Center	Oct	2022	4.75	107,967	92,380
Animas Valley Mall	Nov	2022	4.41	50,053	41,844
Lakeland Square	Mar	2023	4.17	68,053	55,951
Valley Hills Mall	July	2023	4.47	66,492	54,921
Chula Vista Center	July	2024	4.18	70,000	60,814
The Mall at Barnes Crossing	Sep	2024	4.29	67,000	58,361
Bayshore Mall	Oct	2024	3.96	46,500	40,185

Total property level debt			4.99	1,313,730	1,204,342

2013 Term Loan (5)	Nov	2018	2.92	260,000	260,000
2013 Revolver (5)(6)	Nov	2017	2.92	10,000	10,000
Total corporate level debt				270,000	270,000

Total mortgages, notes and loans payable			4.64%	$1,583,730	$1,474,342
Market rate adjustment				769
Total mortgages, notes and loans payable, net				$1,584,499
Explanatory Notes:
(1) The loan matured on August 1, 2014 and was not repaid. As such the loan is in default. The loan is expected to be satisfied by deed in lieu of foreclosure during the year ending 2015. See further discussion in Note 5 of the Notes to the Consolidated and Combined Financial Statements.
(2) Prepayable without a penalty.
(3) LIBOR (30 day) plus 325 basis points.
(4)During the year ended December 31, 2014, the Company entered into a swap transaction which fixed the interest rate on the loan for this property to 3.24% from LIBOR plus 175 basis points.
(5) LIBOR (30 day) plus 275 basis points
(6) As of December 31, 2014, we had $10.0 million of indebtedness outstanding under the 2013 Revolver.
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

	Stock Price		Dividends
2014:	High	Low	Declared
First quarter	$22.03	$16.39	$0.17
Second quarter	17.46	15.93	0.17
Third quarter	17.87	16.17	0.17
Fourth quarter	18.65	15.83	0.17

2013:
First quarter	$18.52	$16.20	$0.13
Second quarter	22.17	17.73	0.13
Third quarter	21.27	18.25	0.13
Fourth quarter	25.08	19.24	0.13
On February 27, 2015, the closing sale price of the common stock as reported by the NYSE was $17.28. The Company had 1,919 holders of record of common stock as of February 27, 2015.
The Company declared four dividends during the year ended December 31, 2014 at $0.17 per share and four dividends during the year ended December 31, 2013 at $0.13 per share. The Company has elected to be taxed as a REIT beginning with the filing of its tax return for the 2011 fiscal year. As of December 31, 2014, the Company has met the requirements of a REIT and has filed its tax returns for the 2013 fiscal year accordingly. Subject to its ability to meet the requirements of a REIT, the Company intends to maintain this status in future periods.
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

Unregistered Sales of Securities
There were no unregistered sales of securities during the fourth quarter of 2014.
Issuer Purchases of Equity Securities
We did not acquire any shares of our common stock during the fourth quarter of 2014.
ITEM 6.    SELECTED FINANCIAL DATA
The following table sets forth the selected historical consolidated and combined financial and other data of our business. We were formed for the purpose of holding certain assets and assuming certain liabilities of GGP. Prior to January 12, 2012, we were a wholly-owned subsidiary of GGPLP. GGP distributed the assets and liabilities of 30 of its wholly-owned properties (“RPI Businesses”) to Rouse on January 12, 2012 (the “Spin-Off Date”). Prior to the completion of the spin-off, we did not conduct any business and did not have any material assets or liabilities. In April 2009, GGP's predecessor and certain of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of Title II of the United States Code ("Chapter 11"). On November 9, 2010 (the "Effective Date"), GGP emerged from Chapter 11 bankruptcy after receiving a significant equity infusion from investors and other associated events. As a result of the emergence from bankruptcy and the related equity infusion, the majority of equity in GGP changed ownership, which triggered the application of acquisition accounting to the assets and liabilities of GGP. As a result, the application of acquisition accounting has been applied to the assets and liabilities of RPI Bussinesses and therefore the following tables have been presented separately for Predecessor and Successor for the year ended December 31, 2010. The selected historical financial data set forth below as of December 31, 2014, 2013, 2012, 2011 and 2010 and for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 has been derived from our audited consolidated and combined financial statements.

Our consolidated and combined financial statements were carved-out from the financial information of GGP at a carrying value reflective of such historical cost in such GGP records for periods prior to the Spin-Off Date. Our historical financial results reflect allocations for certain corporate expenses which include, but are not limited to, costs related to property management, human resources, security, payroll and benefits, legal, corporate communications, information services and restructuring and reorganization. Costs of the services that were allocated or charged to us were based on either actual costs incurred or a proportion of costs estimated to be applicable to us based on a number of factors, most significantly our percentage of GGP's adjusted revenue, GLA of assets and number of properties. These results do not reflect what our expenses would have been had we been operating as a separate stand-alone public company in 2010 and 2011. For the years ended December 31, 2012 and 2011, the corporate cost allocations were $0.4 million and $10.7 million, respectively. The corporate cost allocations for the period from November 10, 2010 through December 31, 2010 and the period from January 1, 2010 through November 9, 2010 were $1.7 million and $6.7 million, respectively.
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

		Historical
				Successor		Predecessor
	Year Ended December 31,				November 10 - December 31	January 1 - November 9
	2014	2013	2012	2011	2010
		(In thousands, except per share data )
Operating Data:
Total revenues	$292,127	$243,542	$224,299	$223,359	$33,438	$207,725
Other operating expenses	(144,422)	(124,638)	(129,565)	(106,857)	(15,908)	(83,569)
Provisions for impairment	(15,965)	(15,159)	—	—	—	—
Depreciation and amortization	(100,302)	(66,497)	(67,709)	(73,571)	(10,170)	(49,574)
Operating income	31,438	37,248	27,025	42,931	7,360	74,582
Interest expense, net	(82,586)	(81,986)	(89,348)	(64,447)	(9,325)	(83,770)
Reorganization items	—	—	—	—	5	(23,682)
Provision for income taxes	(537)	(844)	(445)	(533)	(82)	(506)
Loss from continuing operations	(51,685)	(45,582)	(62,768)	(22,049)	(2,042)	(33,376)
Discontinued operations:
Gain (loss) from discontinued operations	—	(23,158)	(5,891)	(4,927)	(824)	12,346
Gain on extinguishment of debt	—	13,995	—	—	—	—
Discontinued operations, net	—	(9,163)	(5,891)	(4,927)	(824)	12,346

Net loss	$(51,685)	$(54,745)	$(68,659)	$(26,976)	$(2,866)	$(21,030)
Net (income) attributable to non-controlling interests	(71)	—	—	—	—	—
Net loss attributable to Rouse Properties Inc.	$(51,756)	$(54,745)	$(68,659)	$(26,976)	$(2,866)	$(21,030)

Loss from continuing operations per share attributable to Rouse Properties Inc. - Basic and Diluted	$(0.90)	$(0.92)	$(1.36)	$(0.61)	$(0.06)	$(0.93)
Net loss per share attributable to Rouse Properties Inc- Basic and diluted	$(0.90)	$(1.11)	$(1.49)	$(0.75)	$(0.08)	$(0.59)
Dividends declared per share	$0.68	$0.52	$0.21	$—	$—	$—
Weighted average shares outstanding	57,203,196	49,344,927	46,149,893	35,906,105	35,906,105	35,906,105

Cash Flow Data:
Operating activities	$82,301	$62,602	$38,277	$80,723	$7,365	$41,103
Investing activities	(236,132)	(464)	(236,602)	(25,370)	(14,300)	(9,248)
Financing activities	153,915	(56,006)	206,213	(56,965)	2,333	(25,786)
Other Financial Data:
NOI(1)	$178,054	$147,591	$129,627	$135,577	$20,644	$137,687
Core NOI(1)	189,535	161,047	150,172	154,865	24,357	137,136
FFO(2)	63,659	35,340	2,431	51,240	8,153	32,383
Core FFO(2)	94,516	77,521	62,658	83,897	13,251	71,517

	Historical
				Successor
	December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Investment in real estate, cost(3)	$2,191,435	$1,948,131	$1,652,755	$1,462,482	$1,434,197
Total assets	2,270,400	2,019,510	1,905,073	1,583,524	1,644,264
Mortgage, notes and loans payable(4)	1,584,499	1,454,546	1,283,491	1,059,684	1,216,820
Total liabilities	1,737,065	1,564,229	1,372,177	1,157,196	1,314,402
Total equity	533,335	455,281	532,896	426,328	329,862
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

(4)
Total debt includes $0.8 million, $9.6 million, $33.8 million, $58.0 million, and $67.7 million of non-cash fair value adjustment on mortgage assumptions as of December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

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
In addition, management believes that NOI and Core NOI provide useful information to the investment community about our operating performance. However, due to the exclusions noted above, NOI and Core NOI should only be used as supplemental measures of our financial performance and not as an alternative to GAAP operating income (loss) or net income (loss). For reference, and as an aid in understanding management's computation of NOI and Core NOI, a reconciliation from the consolidated and combined net loss as computed in accordance with GAAP to NOI and Core NOI (including Same Property portfolio Core NOI and Same Property portfolio Core NOI, as adjusted) is presented below.

				Successor			Predecessor
	Year Ended December 31,
	2014	2013	2012	2011	November 10 - December 31, 2010		January 1 - November 9, 2010
	(In thousands)
Net loss	$(51,685)	$(54,745)	$(68,659)	$(26,976)	$(2,866)		$(21,030)
Gain on extinguishment of debt	—	(13,995)	—	—	—		—
Provision for income taxes	537	844	445	533	82		506
Interest expense(1)	82,909	85,761	96,889	70,984	10,394		88,654
Interest income	(323)	(548)	(755)	(36)	(1)		(56)
Other (2)	5,437	4,223	9,965	1,526	313		16
Reorganization items	—	—	—	—	—		9,515
Provision for impairment (3)	15,965	36,820	—	—	—		—
Depreciation and amortization (4)	100,302	67,260	71,090	78,216	11,019		53,413
General and administrative	26,329	21,971	20,652	11,330	1,703		6,669
Noncontrolling interest	(1,417)	—	—	—	—	—	—
NOI	$178,054	$147,591	$129,627	$135,577	$20,644		$137,687
Above and below market ground rent expense, net	145	125	125	125	18		—
Above and below market tenant leases, net (5)	13,066	15,848	24,028	25,194	3,793		(688)
Amortization of tenant inducements	28	1,000	—	—	—		—
Amortization of straight line rent (6)	(1,758)	(3,517)	(3,608)	(6,031)	(98)		137
Core NOI	$189,535	$161,047	$150,172	$154,865	$24,357		$137,136
Non same property assets (1)	(56,792)	(32,501)	(11,867)	—	—		—
Termination income	(2,203)	(414)	(507)	—	—		—
Same Property portfolio Core NOI	$130,540	$128,132	$137,798	$154,865	$24,357		$137,136
Adjust for legacy litigation expenses and (recoveries)	836	(528)	—	—	—		—
Same Property core net operating income, as adjusted	$131,376	$127,604	$137,798	$154,865	$24,357		$137,136

Explanatory Notes:
(1) For the years ended December 31, 2013, 2012, 2011, the period from November 10, 2010 through December 31, 2010, and the period from January 1 through November 9, 2010, interest expense included $3.2 million, $6.8 million, $6.5 million, $1.1 million and $4.8 million, respectively, of interest expense reclassified to discontinued operations.
(2) Other includes property acquisition costs, non-recurring costs related to the transition from Brookfield financial service center (our out-sourced provider of administrative services), and non-comparable costs related to the spin-off from GGP.
(3) For the year ended December 31, 2013, provision for impairment included $21.6 million of provision for impairment reclassified to discontinued operations.
(4) For the years ended December 31, 2013, 2012, 2011, the period from November 10, 2010 through December 31, 2010, and the period from January 1 through November 9, 2010, depreciation and amortization expense included $0.8 million, $3.4 million, $4.6 million, $0.8 million and $3.8 million, respectively, of depreciation and amortization reclassified to discontinued operations.
(5) For the years ended December 31, 2013, 2012, 2011 and the period from November 10, 2010 through December 31, 2010, above and below market tenant leases, net, included ($0.2) million, ($2.3) million, ($2.6) million, and ($0.3) million, respectively, which were reclassified to discontinued operations. For the period from January 1 through November 9, 2010, there were no above and below market tenant leases, net, included in discontinued operations.
(6) For the years ended December 31, 2013, 2012, 2011, the period from November 10, 2010 through December 31, 2010 and the period from January 1 through November 9, 2010, amortization of straight line rent included $0.03 million, $0.2 million, $0.02 million, ($0.4) million and $0.3 million, respectively, which were reclassified to discontinued operations.

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
For reference, and as an aid in understanding management's computation of FFO and Core FFO, a reconciliation from the Consolidated and Combined Net loss as computed in accordance with GAAP to FFO and Core FFO is presented below:

				Successor		Predecessor
	Year Ended December 31,
	2014	2013	2012	2011	November 10 - December 31, 2010	January 1 - November 9, 2010
	(In thousands)
Net loss	$(51,685)	$(54,745)	$(68,659)	$(26,976)	$(2,866)	$(21,030)
Depreciation and amortization (1)	100,302	67,260	71,090	78,216	11,019	53,413
Provision for impairment (2)	15,965	36,820	—	—	—	—
Gain on extinguishment of debt	—	(13,995)	—	—	—	—
Non-controlling interest	(923)	—	—	—	—	—
FFO	$63,659	$35,340	$2,431	$51,240	$8,153	$32,383
Provision for income taxes	537	844	445	533	82	506
Interest expense (3):
Amortization and write-off of market rate adjustments	8,877	8,755	19,460	9,721	990	29,648
Amortization and write-off of deferred financing costs	4,209	12,544	9,812	—	—	—
Debt extinguishment costs	259	2,276	—	1,589	—	—
Amortization of straight line rent for corporate and regional offices	56	83	—	—	—	—
Other (4)	5,437	4,223	9,965	1,526	313	16
Reorganization items	—	—	—	—	—	9,515
Above and below market ground rent expense, net	145	125	125	125	18	—
Above and below market tenant leases, net (5)	13,066	15,848	24,028	25,194	3,793	(688)
Amortization of tenant inducements	28	1,000	—	—	—	—
Amortization of straight line rent (6)	(1,757)	(3,517)	(3,608)	(6,031)	(98)	137
Core FFO	$94,516	$77,521	$62,658	$83,897	$13,251	$71,517

Explanatory Notes:

(1) For the years ended December 31, 2013, 2012, 2011, the period from November 10, 2010 through December 31, 2010, and the period from January 1 through November 9, 2010, depreciation and amortization expense included $0.8 million, $3.4 million, $4.6 million, $0.8 million,and $3.8 million, respectively, of depreciation and amortization reclassified to discontinued operations.

(2) For the year ended December 31, 2013, provision for impairment included $21.6 million of provision for impairment reclassified to discontinued operations. (3) For the years ended December 31, 2013, 2012, 2011, the period from November 10, 2010 through December 31, 2010, and the period from January 1 through November 9, 2010, interest expense included $3.2 million, $6.8 million, $6.5 million, $1.1 million, and $4.8 million, respectively, of interest expense reclassified to discontinued operations.
(4) Other includes property acquisition costs, non-recurring costs related to the transition from Brookfield financial service center (our out-sourced provider of administrative services), and non-comparable costs related to the spin-off from GGP.
(5) For the years ended December 31, 2013, 2012, 2011 and the period from November 10, 2010 through December 31, 2010, above and below market tenant leases, net, included ($0.2) million, ($2.3) million, ($2.6) million, and ($0.3) million, respectively, which were reclassified to discontinued operations. For the period from January 1 through November 9, 2010, there were no above and below market tenant leases, net, included in discontinued operations.
(6) For the years ended December 31, 2013, 2012, 2011, the period from November 10, 2010 through December 31, 2010, and the period from January 1 through November 9, 2010, amortization of straight line rent included $0.03 million, $0.2 million, $0.02 million, ($0.4) million and $0.3 million, respectively, which were reclassified to discontinued operations.

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

Overview—Introduction
As of December 31, 2014, our portfolio consisted of 36 regional malls in 23 states totaling over 25.5 million square feet of retail and ancillary space which are 90.7% leased and 87.3% occupied. We elected to be treated as a REIT beginning with the filing of our tax returns for the 2011 taxable year. As of December 31, 2014, we have met the requirements of a REIT and have filed our tax returns for the 2013 fiscal year accordingly. Subject to our ability to meet the requirements of a REIT, we intend to maintain this status in future periods.
The majority of the income from our properties is derived from rents received through long-term leases with retail tenants. These long-term leases generally require the tenants to pay base rent which is a fixed amount specified in the lease. The base rent is often subject to scheduled increases during the term of the lease. Our financial statements refer to this as "minimum rents." Certain of our leases also include a component which requires tenants to pay amounts related to all or substantially all of their share of real estate taxes and certain property operating expenses, including common area maintenance and insurance. The revenue earned attributable to real estate tax and operating expense recoveries is recorded as "tenant recoveries." Another component of income is overage rent. Overage rent is paid by a tenant when its sales exceed an agreed upon minimum amount. Overage rent is calculated by multiplying the tenant's sales in excess of the minimum amount by a percentage defined in the lease. Overage rent is typically earned in the fourth quarter.
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
The historical combined financial information included in this Annual Report prior to the Spin-Off Date does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly-traded company during the periods presented or those that we will achieve in the future primarily as a result of the following factors:

•
Prior to the spin-off, our business was operated by GGP as part of its broader corporate organization, rather than as a separate, stand-alone company. GGP or its affiliates performed various corporate functions for us, including, but not limited to, property management, human resources, security, payroll and benefits, legal, corporate communications, information services, restructuring and reorganization. Costs of the services that were allocated or charged to us were based on either actual costs incurred or a proportion of costs estimated to be applicable to us based on a number of factors, most significantly our percentage of GGP's adjusted revenue, GLA of assets and also the number of properties. Our historical financial results reflect allocations for certain corporate costs and we believe such allocations are reasonable; however, such results do not reflect what our expenses would have been had we been operating as a separate, stand-alone public company.

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

Recent Developments

   During 2014, we successfully completed transactions promoting our long-term strategy as a dominant regional mall owner and operator:

Acquisitions

•
Acquired Bel Air Mall located in Mobile, AL for a total purchase price of approximately $131.9 million, net of closing costs and adjustments, including the assumption of the existing $112.5 million non-recourse mortgage loan. The loan bears interest at a fixed rate of 5.30%, matures in December 2015, and amortizes over 30 years; and

•
Acquired a 51% controlling interest in The Mall at Barnes Crossing located in Tupelo, MS for a total purchase price of approximately $98.9 million, net of closing costs and adjustments. In conjunction with the closing of this transaction, we closed on a new $67.0 million non-recourse mortgage loan that bears interest at a fixed rate of 4.29%, matures in September 2024, is interest only for the first three years and amortizes on a 30 year schedule thereafter.

Equity Offering

•
Issued 8,050,000 shares in an underwritten public offering of our common stock at a public offering price of $19.50 per share and raised approximately $150.7 million after deducting the underwriting discount and offering costs. The proceeds from the offering were used in part to repay the $48.0 million outstanding balance of the 2013 Revolver as of December 31, 2013. The remaining proceeds were used for general corporate purposes, including to fund acquisitions, working capital and other needs.

Refinancing

•
Exercised a portion of the $250.0 million "accordion" feature of our 2013 Senior Facility to increase the available borrowings of our 2013 Revolver thereunder from $250.0 million to $285.0 million. See "— Liquidity and Capital Resources" for additional information regarding our 2013 Senior Facility. The term and rates of our 2013 Senior Facility were otherwise unchanged.

•	Entered into a swap transaction which fixed the interest rate on West Valley Mall from a variable rate of LIBOR (30 day) plus 175 basis points to 3.24%.

•
Paid off the remaining $27.6 million mortgage debt balance on Bayshore Mall, which had a fixed interest rate of 7.13%, and obtained a new non-recourse mortgage loan for $46.5 million on the property. The loan bears interest at a fixed rate of 3.96%, matures in October 2024, is interest only for the first three years and amortizes on a 30 year schedule thereafter.

•
Removed Chula Vista Center from the 2013 Senior Facility collateral pool and placed a new $70.0 million non-recourse mortgage loan on Chula Vista Center. The loan bears interest at a fixed rate of 4.18%, matures in July 2024, is interest only for the first three years and amortizes on a 30 year schedule thereafter. Sikes Senter had an outstanding mortgage loan of $54.6 million with a fixed interest rate of 5.20% which was repaid on July 1, 2014 with proceeds from the Chula Vista Center refinancing. Upon repayment, Sikes Senter was added to the 2013 Senior Facility collateral pool with no change to the outstanding 2013 Senior Facility balance. We received proceeds of approximately $15.0 million, before transaction costs, from these refinancings.

•	Reduced the spread on the mortgage loan for NewPark Mall from LIBOR (30 day) plus 405 basis points to LIBOR (30 day) plus 325 basis points.

Subsequent to 2014, we have successfully completed the following transactions:

•
In January 2015, we sold The Shoppes at Knollwood in St. Louis Park, MN for gross proceeds of $106.7 million. The mortgage debt balance of $35.1 million was defeased simultaneously with the sale of the property. Net proceeds of $54.7 million were available for general corporate purposes, including acquisitions and ongoing capital investments within the existing portfolio.

•
In January 2015, we acquired Mt. Shasta Mall located in Redding, CA, for a total purchase price of $49.0 million. In February 2015, we placed a new $31.9 million non-recourse mortgage loan on the property. The loan bears interest at 4.19%, matures in March 2025, is interest only for the first three years and amortizes on a 30 year schedule thereafter.

•	In February 2015, we paid off the remaining mortgage loan balance of $10.4 million on Washington Park Mall.

•	In February 2015, our Board of Directors declared a first quarter common stock dividend of $0.18 per share, which will be paid on April 30, 2015 to stockholders of record on April 15, 2015.
Additionally, in February 2015, the loan associated with Vista Ridge Mall was transferred to special servicing.

Results of Operations
Year Ended December 31, 2014 compared to the Year Ended December 31, 2013

	December 31, 2014	December 31, 2013	$ Change	% Change
	(In thousands)
Revenues:
Minimum rents	$200,354	$165,097	$35,257	21.4%
Tenant recoveries	77,580	66,061	11,519	17.4
Overage rents	6,470	5,943	527	8.9
Other	7,723	6,441	1,282	19.9
Total revenues	292,127	243,542	48,585	19.9
Expenses:
Property operating costs	70,269	60,288	9,981	16.6
Real estate taxes	26,571	22,089	4,482	20.3
Property maintenance costs	11,331	11,446	(115)	(1.0)
Marketing	3,257	3,734	(477)	(12.8)
Provision for doubtful accounts	1,228	887	341	38.4
General and administrative	26,329	21,971	4,358	19.8
Provision for impairment	15,965	15,159	806	5.3
Depreciation and amortization	100,302	66,497	33,805	50.8
Other	5,437	4,223	1,214	28.7
Total expenses	260,689	206,294	54,395	26.4
Operating income	31,438	37,248	(5,810)	(15.6)

Interest income	323	548	(225)	(41.1)
Interest expense	(82,909)	(82,534)	(375)	0.5
Loss before income taxes and discontinued operations	(51,148)	(44,738)	(6,410)	14.3
Provision for income taxes	(537)	(844)	307	(36.4)
Loss from continuing operations	(51,685)	(45,582)	(6,103)	13.4
Loss from discontinued operations	—	(23,158)	23,158	100.0
Gain on extinguishment of debt	—	13,995	(13,995)	(100.0)
Discontinued operations, net	—	(9,163)	9,163	100.0
Net loss	$(51,685)	$(54,745)	$3,060	5.6%

Revenues
Total revenues increased by $48.6 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. The acquisitions of Greenville Mall, Chesterfield Towne Center, The Centre at Salisbury, Bel Air Mall and The Mall at Barnes Crossing during 2013 and 2014 provided $51.0 million of the increase in revenues, offset by a decline of $5.7 million in revenues on the properties undergoing redevelopment and special consideration assets. The Same Property portfolio contributed an increase in revenues of $3.3 million during the year ended December 31, 2014 compared to the year ended December 31, 2013.
Operating Expenses
Property operating expenses increased by $14.2 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. Property operating expenses include real estate taxes, property maintenance costs, marketing, property operating costs, and provision for doubtful accounts. An increase of $14.6 million during the year ended December 31, 2014 resulted from the property acquisitions of Greenville Mall, Chesterfield Towne Center, The Centre at Salisbury, Bel Air Mall and

The Mall at Barnes Crossing. The Same Property portfolio experienced an expense savings of $1.1 million while the operating expense of the properties undergoing redevelopment and special consideration assets increased by $0.7 million.
General and administrative expenses increased by $4.4 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 which was primarily attributable to the increase of costs for our current outsourced information technology platform provided by Brookfield Corporate Operations, LLC ("BCO"). Also contributing to the increase was an additional $2.1 million in compensation related costs due to a full year of normalized salary for the ramp up of staffing that occurred throughout 2013 and new hires hired throughout 2014.
Provision for impairment increased by $0.8 million as a result of impairments recorded on Steeplegate Mall and Collin Creek Mall during the year ended December 31, 2014. During the year ended December 31, 2013, we recorded a provision for impairment of $15.2 million on Steeplegate Mall. As of December 31, 2014, we assessed whether the carrying value of the properties could be recovered through the estimated future undiscounted cash flows. As our intended holding period has changed for the two properties, the undiscounted cash flows were less than the carrying amount of the assets. As a result, we recorded an impairment charge of $16.0 million for the excess carrying amount over the estimated fair value.
Depreciation and amortization expense increased by $33.8 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. The acquisitions of Greenville Mall, Chesterfield Towne Center, The Centre at Salisbury, Bel Air Mall and The Mall at Barnes Crossing resulted in $23.3 million of the increase in depreciation and amortization expense. The remaining increase is the result of additional depreciation and amortization on recently completed property redevelopments.
Other Income and Expenses
Discontinued operations, net, decreased for the year ended December 31, 2014 compared to the year ended December 31, 2013. During the year ended December 31, 2013, we conveyed our interest in Boulevard Mall to the lender of the loan (see Note 8 to the Consolidated and Combined Financial Statements) and, as such, the historical operations of this property are now presented in "Discontinued operations, net". No assets were disposed of during the year ended December 31, 2014.

Year Ended December 31, 2013 compared to the Year Ended December 31, 2012

	December 31, 2013	December 31, 2012	$ Change	% Change
	(In thousands)
Revenues:
Minimum rents	$165,097	$148,695	$16,402	11.0%
Tenant recoveries	66,061	64,638	1,423	2.2
Overage rents	5,943	5,912	31	0.5
Other	6,441	5,054	1,387	27.4
Total revenues	243,542	224,299	19,243	8.6
Expenses:
Property operating costs	60,288	57,482	2,806	4.9
Real estate taxes	22,089	22,827	(738)	(3.2)
Property maintenance costs	11,446	13,242	(1,796)	(13.6)
Marketing	3,734	3,602	132	3.7
Provision for doubtful accounts	887	1,855	(968)	(52.2)
General and administrative	21,971	20,652	1,319	6.4
Provision for impairment	15,159	—	15,159	100.0
Depreciation and amortization	66,497	67,709	(1,212)	(1.8)
Other	4,223	9,905	(5,682)	(57.4)
Total expenses	206,294	197,274	9,020	4.6
Operating income	37,248	27,025	10,223	37.8

Interest income	548	755	(207)	(27.4)
Interest expense	(82,534)	(90,103)	7,569	8.4
Loss before income taxes and discontinued operations	(44,738)	(62,323)	17,585	28.2
Provision for income taxes	(844)	(445)	(399)	(89.7)
Loss from continuing operations	(45,582)	(62,768)	17,186	27.4
Loss from discontinued operations	(23,158)	(5,891)	(17,267)	>100.0
Gain on extinguishment of debt	13,995	—	13,995	100.0
Discontinued operations, net	(9,163)	(5,891)	(3,272)	(55.5)
Net loss	$(54,745)	$(68,659)	$13,914	20.3%
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
Operating Expenses
Property operating expenses decreased by $0.6 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. Property operating expenses include real estate taxes, property maintenance costs, marketing, property operating costs, and provision for doubtful accounts. The Same Property portfolio expenses decreased by approximately $5.4 million for the year ended December 31, 2013 compared to December 31, 2012 primarily due to lower property taxes, property tax refunds received from prior years, and a reduction in repair and maintenance costs. This decrease was offset by the $4.8 million increase in property operating expenses during the year ended December 31, 2013, resulting from the property acquisitions of Grand Traverse Mall, The Mall at Turtle Creek, Greenville Mall, Chesterfield Towne Center and The Centre at Salisbury.
Provision for impairment increased by $15.2 million as we impaired Steeplegate Mall during year ended December 31, 2013. As of December 31, 2013, we assessed if the carrying amount could be recovered through the estimated future undiscounted cash flows. As our intended holding period changed at that time the undiscounted cash flows were now less than the carrying amount of the asset. As a result we recorded an impairment charge for the excess carrying amount over the estimated fair value.
General and administrative expenses increased by $1.3 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to an increase in employee related costs.
Depreciation and amortization expense decreased by $1.2 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. The change was primarily due to the decrease in amortization of in-place leases due to tenant lease expirations.
Other expense decreased by $5.7 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. Other expense decreased as 2012 included non-recurring costs incurred by the Company during its first year of stand-alone operations.
Other Income and Expenses
Interest expense decreased by $7.6 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. The decrease was primarily related to the $9.0 million write-off of market rate adjustments that was incurred in January 2012 upon the spin-off of the Company, as well as the refinancing of various loans at lower interest rates. This was partially offset by the write-off of the remaining deferred financing fees related to our 2012 Senior Facility which was terminated when we entered into the 2013 Senior Facility in November 2013.
Discontinued operations, net, increased for the year ended December 31, 2013 compared to the year ended December 31, 2012. During the year ended December 31, 2013, we conveyed our interest in The Boulevard Mall to the lender of the loan (see Note 8 to the Consolidated and Combined Financial Statements) and, as such, the historical operations of this property are now presented in discontinued operations, net. No assets were disposed of during the year ended December 31, 2012.

Liquidity and Capital Resources
Our primary uses of cash include payment of operating expenses, working capital, capital expenditures, debt repayment, including principal and interest, reinvestment in properties, development and redevelopment of properties, acquisitions, tenant allowances, and dividends.
Our primary sources of cash are operating cash flow, refinancings of existing loans, equity offerings, asset sales and borrowings under our 2013 Revolver.
Our short-term (less than one year) liquidity requirements include scheduled debt maturities, recurring operating costs, capital expenditures, debt service requirements, and dividend requirements on our shares of common stock. We anticipate that these needs will be met with cash flows provided by operations and funds available under our 2013 Revolver.
Our long-term (greater than one year) liquidity requirements include scheduled debt maturities, capital expenditures to maintain, renovate and expand existing malls, property acquisitions, and development projects. Management anticipates that net cash provided by operating activities, asset sales, the funds available under our 2013 Revolver, and funds received from equity offerings will provide sufficient capital resources to meet our long-term liquidity requirements.
As of December 31, 2014, our consolidated contractual debt, excluding non-cash debt market rate adjustments, was approximately $1.58 billion. The aggregate principal and interest payments due on our outstanding indebtedness as of December 31, 2014 was approximately $213.1 million for the year ending 2015, which includes $45.9 million related to the Steeplegate mortgage which is expected to be satisfied by a deed in lieu of foreclosure and approximately $332.8 million for the year ending 2016.

Property-Level Debt

We have individual property-level debt (the “Property-Level Debt”) on 20 of our 36 assets, representing $1.31 billion (excluding $0.8 million of market rate adjustments) as of December 31, 2014. As of December 31, 2014 and 2013, the Property-Level Debt had a weighted average interest rate of 5.0% and 5.2%, respectively, and an average remaining term of 4.9 years and 5.0 years, respectively. The Property-Level Debt is generally non-recourse to us and is stand-alone (i.e., not cross-collateralized) first mortgage debt with the exception of customary contingent guarantees and indemnities.

In February 2014, we paid off the $27.6 million mortgage debt balance on Bayshore Mall which had a fixed interest rate of 7.13%.

The loan on Steeplegate Mall matured on August 1, 2014 and was not repaid. As such, the loan is in default. Upon default, a receiver was appointed by the lender to take over daily operations of the property. The loan is expected to be satisfied by deed in lieu of foreclosure during the year ending December 31, 2015.

In July 2014, we paid off the $54.6 million mortgage debt balance on Sikes Senter. See the table below for further discussion.

The following is a summary of significant property loan refinancings and loans assumed from acquisitions that have occurred during the years ended December 31, 2014 and 2013:

Property	Date	Balance at Date of Refinancing ($)	Interest Rate	Balance of New Loan ($)	New Interest Rate	Net Proceeds ($)(1)	Maturity
2014		($ in thousands)
Bayshore Mall (2)	October 2014	$—	—%	$46,500	3.96%	$43,400	October 2024
The Mall at Barnes Crossing (2)	August 2014	—	—%	67,000	4.29%	—	September 2024
Chula Vista Center (3)	July 2014	—	—%	70,000	4.18%	15,000	July 2024
Sikes Senter (3)	July 2014	54,618	5.20%	—	—%	—	—
Bel Air Mall	May 2014	—	—%	111,276	5.30%	—	December 2015

2013
Lakeland Square (4)	March 2013	$50,300	5.12%	$70,000	4.17%	$13,400	March 2023
NewPark Mall (5)	May 2013	62,900	7.45%	66,500	LIBOR + 4.05%	1,100	May 2017
Valley Hills Mall	June 2013	51,400	4.73%	68,000	4.47%	15,000	July 2023
Greenville Mall	July 2013	—	—%	41,700	5.29%	—	December 2015
West Valley Mall (2)(6)	September 2013	47,100	3.43%	59,000	LIBOR + 1.75%	11,400	September 2018
Chesterfield Towne Center	December 2013	—	—%	109,737	4.75%	—	October 2022
The Centre at Salisbury (7)	December 2013	—	—%	115,000	5.79%	—	May 2016
Explanatory Notes:
(1) Net proceeds are net of closing costs.
(2) The loan is interest-only for the first three years.
(3) On July 1, 2014, we removed Chula Vista Center, located in Chula Vista, CA, from the 2013 Senior Facility collateral pool and placed a new non-recourse mortgage loan on the property. Sikes Senter, located in Wichita Falls, TX, had an outstanding mortgage loan which was repaid on July 1, 2014 from proceeds from the Chula Vista Center refinancing. Upon repayment, Sikes Senter was added to the 2013 Senior Facility collateral pool with no change to the outstanding 2013 Senior Facility balance.
(4) On March 6, 2013, the loan associated with Lakeland Square was refinanced for $65.0 million. Subsequently, on March 21, 2013, the loan was increased by $5.0 million to $70.0 million in order to partially fund the acquisition of an anchor building previously owned by a third party.
(5) The loan provides for an additional subsequent funding of $5.0 million upon achieving certain conditions for a total funding of $71.5 million. During July 2014, we reduced the spread from LIBOR (30 day) plus 405 basis points to LIBOR (30 day) plus 325 basis points.
(6) The loan has a five year extension option subject to the fulfillment of certain conditions. During January 2014, we entered into a swap transaction and the loan now has a fixed interest rate of 3.24%.
(7) The loan is interest-only. In conjunction with the acquisition of The Centre at Salisbury, we guaranteed a maximum amount of $3.5 million until certain financial covenants are met for two consecutive years.

Corporate Facilities

2013 Senior Facility

On November 22, 2013, we entered into a $510.0 million secured credit facility that provides borrowings on a revolving basis of up to $250.0 million (the "2013 Revolver") and a $260.0 million senior secured term loan (the "2013 Term Loan" and together with the 2013 Revolver, the "2013 Senior Facility"). Borrowings on the 2013 Senior Facility bear interest at LIBOR plus 185 to 300 basis points based on the Company's corporate leverage. Proceeds from the 2013 Senior Facility were used to retire the Company's 2012 Senior Facility, including the 2012 Revolver and the 2012 Term Loan (as each term is defined below), and the $70.9 million non-recourse mortgage loan on Southland Mall in California prior to its maturity date in January 2014. We have the option, subject to the satisfaction of certain conditions precedent, to exercise an "accordion" provision to increase the commitments under the 2013 Revolver and/or incur additional term loans in the aggregate amount of $250.0 million such that the aggregate amount of the commitments and outstanding loans under the 2013 Secured Facility does not exceed $760.0 million. During the year ended December 31, 2014, we exercised a portion of our "accordion" feature on the 2013 Senior Facility to increase the available borrowings of the 2013 Revolver thereunder from $250.0 million to $285.0 million. The term and rates of the Company's 2013 Senior Facility were otherwise unchanged.

The 2013 Revolver has an initial term of four years with a one year extension option and the 2013 Term Loan has a term of five years. As of December 31, 2014 and December 31, 2013, we had $10.0 million and $48.0 million outstanding on the 2013 Revolver. The default interest rate following a payment event of default under the 2013 Senior Facility is 3.00% more than the then-applicable interest rate. We are required to pay an unused fee related to the 2013 Revolver equal to 0.20% per year if the aggregate unused amount is greater than or equal to 50% of the 2013 Revolver or 0.30% per year if the aggregate unused amount is less than 50% of the 2013 Revolver. During the years ended December 31, 2014 and December 31, 2013, we incurred $0.8 million and $0.1 million, respectively, of unused fees related to the 2013 Revolver. Under the 2013 Term Loan, letters of credit totaling $5.2 million were outstanding as of December 31, 2014 in connection with five properties. During the year ended December 31, 2014, we incurred $0.1 million of letter of credit fees. As of December 31, 2013, no letters of credit were outstanding.

The 2013 Senior Facility contains representations and warranties, affirmative and negative covenants and defaults that are customary for such a real estate loan. In addition, the 2013 Senior Facility requires compliance with certain financial covenants, including borrowing base loan to value and debt yield, corporate maximum leverage ratio, minimum ratio of adjusted consolidated earnings before interest, tax, depreciation and amortization to fixed charges, minimum tangible net worth, minimum mortgaged property requirement, maximum unhedged variable rate debt and maximum recourse indebtedness. Failure to comply with the covenants in the 2013 Senior Facility would result in a default thereunder and, absent a waiver or an amendment from our lenders, permit the acceleration of all outstanding borrowings under the 2013 Senior Facility. No assurance can be given that we would be successful in obtaining such waiver or amendment in this current financial climate, or that any accommodations that we were able to negotiate would be on terms as favorable as those in the 2013 Senior Facility. In December 2014, the Company entered into an amendment of the 2013 Senior Facility whereby certain modifications were made to the financial covenant calculations. As of December 31, 2014, we were in compliance with all of the debt covenants related to the 2013 Senior Facility.

As of December 31, 2014, $2.12 billion of land, buildings and equipment (before accumulated depreciation), excluding Knollwood Mall, have been pledged as collateral for our mortgages, notes and loans payable. Certain mortgage notes payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance. The weighted-average interest rate on our collateralized mortgages, notes and loans payable was approximately 4.6% and 4.6% as of December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, the average remaining term was 4.7 years and 4.9 years, respectively.

2012 Senior Facility and Subordinated Facility

On January 12, 2012, we entered into a senior secured credit facility that provided borrowings on a revolving basis of up to $50.0 million (the "2012 Revolver") and a senior secured term loan (the "2012 Term Loan" and together with the 2012 Revolver, the "2012 Senior Facility"). The interest rate during the year ended 2012 was renegotiated from LIBOR plus 5.0% (with a LIBOR floor of 1.0%) to LIBOR plus 4.5% (with no LIBOR floor). In January 2013, in order to maintain the same level of liquidity, we paid down an additional $100.0 million on the 2012 Term Loan and increased the 2012 Revolver from $50.0 million to $150.0 million. In conjunction with our entrance into the 2013 Senior Facility, the 2012 Senior Facility was terminated.

We were required to pay an unused fee related to the 2012 Revolver equal to 0.30% per year if the aggregate unused amount was greater than or equal to 50% of the 2012 Revolver or 0.25% per year if the aggregate unused amount was less than 50% of the 2012 Revolver. During the year ended December 31, 2013, we incurred $0.4 million of unused fees related to the 2012 Revolver.

During 2012, we also entered into a subordinated unsecured revolving credit facility with a wholly-owned subsidiary of Brookfield Asset Management, Inc., a related party, that provided borrowings on a revolving basis of up to $100.0 million (the "Subordinated Facility"). The Subordinated Facility had a term of three years and six months and bore interest at LIBOR (with a LIBOR floor of 1%) plus 8.50%. The default interest rate following a payment event of default under the Subordinated Facility was 2.00% more than the then-applicable interest rate. Interest was payable monthly. In addition, we were required to pay a semiannual revolving credit fee of $0.3 million. On November 22, 2013, in conjunction with our entrance into the 2013 Senior Facility, the Subordinated Facility was terminated.

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

The table below presents the fair value of our derivative financial instruments as well as their classification on our Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013:

Instrument Type	Location in Consolidated Balance Sheets	Notional Amount	Designated Benchmark Interest Rate	Strike Rate	Fair Value at December 31, 2014	Fair Value at December 31, 2013	Maturity Date
Derivative not designated as hedging instruments		(dollars in thousands)
Interest Rate Cap	Prepaid expenses and other assets, net	$65,305	One-month LIBOR	4.5%	$1	$45	May 2016
Derivative designated as hedging instruments
Pay fixed / receive variable rate swap	Accounts payable and accrued expenses, net	$59,000	One-month LIBOR	1.5%	$(482)	$—	June 2018

Capital Expenditures

Redevelopment

We continue to evaluate and execute the redevelopment of various malls within our portfolio in order to generate higher returns. A component of our business strategy is to identify value creation initiatives for our properties and to then invest capital to reposition and redevelop our properties. These redevelopment opportunities are typically commenced in conjunction with leasing activity for the respective space. We anticipate funding our redevelopment projects with the net cash provided by operating activities and corporate and property level borrowings.

The table below describes our current redevelopment projects which commenced during 2013 and 2014 (dollars in thousands):

Property	Description	Total Project Square Feet	Total Estimated Project Cost	Cost as of December 31, 2014
Three Rivers Mall Kelso, WA	Convert anchors and unproductive space to Regal Cinemas, Sportsman's Warehouse and high volume restaurants.	116,000	$18,400	$15,390

]Knollwood Mall St. Louis Park, MN	De-mall and construct new exterior facing junior boxes including Nordstrom Rack, small shops, and a new outparcel building.	118,000	$32,200	$21,150

NewPark Mall Newark, CA	140,000 SF of new entertainment, including AMC Theater and a two level restaurant pavilion with patio seating.	175,000	$52,500(1)	$13,428

Gateway Mall Springfield, OR	De-mall and construct new exterior facing junior boxes including Marshall's, Hobby Lobby, Petco and new outparcels	288,000	$43,300	$6,841

Explanatory Note:

(1) After deducting the estimated benefit of the net present value of municipal incentives.

Operating Property Capital Expenditures

The table below describes our operating property capital expenditures:

Year Ended
($ in thousands)	December 31, 2014
Ordinary capital expenditures (1)	$8,007
Cosmetic capital expenditures	6,678
Tenant improvements and allowances (2)	26,304
Total	$40,989

Explanatory Notes:
(1) Includes non-tenant recurring and non-recurring capital expenditures.
(2) Includes tenant improvements and allowances on current operating properties, excluding anchors and strategic projects.

Summary of Cash Flows
Years Ended December 31, 2014, 2013 and 2012
Cash Flows from Operating Activities
Net cash provided by operating activities was $82.3 million, $62.6 million and $38.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The increase of $19.7 million in net cash provided by operating activities from December 31, 2013 to December 31, 2014 was primarily attributable to the acquisitions during 2013 and 2014. Our acquired properties increased Core NOI by approximately $33.0 million which was offset by an increase in cash interest expense of $6.6 million and a decrease of $6.0 million in Core NOI resulting from our special consideration assets.
The increase in net cash provided by operating activities of $24.3 million from December 31, 2012 to December 31, 2013 was primarily attributable to the acquisitions during 2012 and 2013, reduced interest expense, and reduced cash outflows into restricted cash. The acquisitions during 2012 and 2013 increased Core NOI by approximately $7.9 million and cash interest expense decreased by approximately $5.4 million primarily due to refinancings. The funding of restricted cash was reduced as the escrow accounts were maintained at their required levels and no additional funding was required.
Cash Flows from Investing Activities
Net cash used in investing activities was $236.1 million, $0.5 million and $236.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The change in cash used in investing activities of $235.6 million from December 31, 2013 to December 31, 2014 was a result of the acquisitions of Bel Air Mall, a controlling joint venture interest in The Mall at Barnes Crossing and the purchase of an anchor box at Bayshore Mall. During 2014, $123.1 million was spent on strategic and cosmetic development projects along with tenant improvements. The 2013 results also include the receipt of $150.0 million in a demand deposit from Brookfield U.S. Holdings, offsetting other investing activities.
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
Cash Flows from Financing Activities
Net cash provided by (used in) financing activities was $153.9 million, $(56.0) million and $206.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The increase in cash provided by financing activities of $209.9 million from December 31, 2013 to December 31, 2014 was the result of $150.7 million in net proceeds from the issuance of common stock in 2014 and $183.5 million in proceeds on new mortgage debt obtained during 2014, offset by repayments of $103.2 million. Cash was used in 2014 to increase dividends paid by $14.2 million and to reduce the 2013 Revolver by $38.0 million during the year ended December 31, 2014.
The cash used in financing activities from December 31, 2012 to December 31, 2013 was primarily attributable to the proceeds we received from our rights offering in 2012 along with changes in our mortgages, notes, and loans payable. In March 2012, we received gross proceeds of $200.0 million from our rights offering compared to none received in 2013, which increased the funds provided by financing activities during 2012. Furthermore, during 2013, as a result of our refinancings we paid down $22.9 million of our mortgages, notes and loans payable, as compared to 2012 when we received net proceeds of $58.1 million.
Contractual Cash Obligations and Commitments
The following table aggregates our contractual cash obligations and commitments as of December 31, 2014 (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total

Long-term debt-principal(1)(2)	$213,119	$332,762	$140,759	$328,892	$11,752	$556,446	$1,583,730
Interest payments(3)	69,908	50,203	36,953	34,201	25,544	89,169	305,978
Operating lease obligations(4)	1,324	1,340	1,409	1,421	1,356	2,230	9,080
Total	$284,351	$384,305	$179,121	$364,514	$38,652	$647,845	$1,898,788

Explanatory Notes:

(1) Excludes $0.8 million of non-cash debt market rate adjustments.
(2) Includes $45.9 million related to the Steeplegate Mall mortgage loan that we expect to be satisfied by deed in lieu of foreclosure for the year ending 2015.
(3) Based on rates as of December 31, 2014. Variable rates are based on LIBOR rate of 0.17%.
(4) Operating lease obligations relate to leases for New York and Dallas office space.
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
Recently Issued Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, "Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which requires entities to disclose only disposals representing a strategic shift in operations as discontinued operations. The new guidance requires expanded disclosures about discontinued operations that will provide financial statements users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new standard is effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in the financial statements previously issued or available for issuance. The Company adopted this guidance during the year ended December 31, 2014.

In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)." This topic provides for five principles which should be followed to determine the appropriate amount and timing of revenue recognition for the transfer of goods and services to customers. The principles in this ASU should be applied to all contracts with customers regardless of industry. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with two transition methods of adoption allowed. Early adoption for reporting periods prior to December 15, 2016 is not permitted. The Company is evaluating the financial statement impact of the guidance in this ASU and determining which transition method it will utilize.

In August 2014, the FASB issued ASU 2014-15 "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." This topic provides guidance on management's responsibility to evaluate whether there is substantial doubt about a company's ability to continue as a going concern and requires related footnote disclosures. The amendments in this ASU are effective for the annual period after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact of the guidance in this ASU.
Seasonality
Although we have a year-long temporary leasing program, occupancies for short-term tenants and, therefore, rental income recognized, are typically higher during the second half of the year. In addition, the majority of our tenants have December or January lease years for purposes of calculating annual overage rent amounts. Accordingly, overage rent thresholds are most commonly achieved in the fourth quarter. As a result, revenue production is generally the highest in the fourth quarter of each year.
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

We review depreciable lives of our properties periodically and make adjustments when necessary to reflect a shorter economic life.

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
Capitalization of Development and Leasing Costs
We capitalize the costs of development and leasing activities of our properties. The amount of capitalization depends, in part, on the identification and justifiable allocation of certain activities to specific projects and leases. Differences in methodologies of cost identification and documentation, as well as differing assumptions as to the time incurred on projects, can yield significant differences in the amounts capitalized and, as a result, the amount of depreciation which is recognized.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the cost of new fixed-rate debt upon maturity of existing debt. As of December 31, 2014, we had consolidated debt of $1.58 billion, including $335.3 million of variable-rate debt. A 25 basis point movement in the interest rate on the variable-rate debt would result in a $0.8 million annualized increase or decrease in consolidated interest expense and operating cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Reference is made to the Consolidated and Combined Financial Statements and Consolidated Financial Statement Schedule beginning on page 54 for the required information.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal year ended December 31, 2014. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2014 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the three month period ended December 31, 2014. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three month period ended December 31, 2014.

Management's Annual Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm obtained from Deloitte & Touche LLP relating to the effectiveness of our internal control over financial reporting are included elsewhere in this Annual Report.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2014. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rouse Properties, Inc.
New York, New York

We have audited the internal control over financial reporting of Rouse Properties, Inc. and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated March 6, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
New York, NY
March 6, 2015

ITEM 9B.    OTHER INFORMATION
Not applicable

PART III
Except as provided below, the information required by this Part III (Items 10, 11, 12, 13 and 14) is included in our definitive proxy statement to be filed with the SEC within 120 days of December 31, 2014 in connection with our 2015 annual meeting of stockholders (the “2015 Proxy Statement”) and is incorporated herein by reference. Such required information can be found in the sections of the 2015 Proxy Statement referenced below.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See the information under the captions "Corporate Governance", "Proposal 1—Election of Directors" and "Executive Officers" contained in the 2015 Proxy Statement, which is incorporated herein by reference.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. A copy of the Code of Business Conduct and Ethics is available on our website at www.rouseproperties.com. Any amendments to, or waivers under, our Code of Business Conduct and Ethics that are required to be disclosed by the rules promulgated by the SEC or the NYSE will be disclosed on our website at www.rouseproperties.com.

ITEM 11.    EXECUTIVE COMPENSATION
See the information under the captions "Corporate Governance," “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation”, “Director Compensation”, "Compensation Committee Interlocks and Insider Participation" and "Related Person Transactions" contained in the 2015 Proxy Statement, which is incorporated herein by reference. However, the “Compensation Committee Report” shall not be deemed filed in this Annual Report.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See the information under the captions “Beneficial Ownership of Our Common Stock” and “Equity Compensation Plan Information” contained in the 2015 Proxy Statement, which is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS, AND DIRECTOR INDEPENDENCE
See the information under the captions “Corporate Governance” and “Related Person Transactions” contained in the 2015 Proxy Statement, which is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
See the information under the caption “Proposal 2—Ratification of Selection of Independent Registered Public Accounting Firm” contained in the 2015 Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Consolidated and Combined Financial Statements and Combined Financial Statement Schedule.
The Consolidated and Combined Financial Statements and Consolidated Financial Statement Schedule listed in the accompanying Index to the Consolidated and Combined Financial Statements and Consolidated Financial Statement Schedule are filed as part of this Annual Report.

(2)	Exhibits.
See Exhibit Index on page 95

(3)	Separate Financial Statements.
Not applicable.

Index to Financial Statements and Schedules
Rouse Properties, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rouse Properties, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Rouse Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated and combined statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of Rouse Properties, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
New York, NY
March 6, 2015

ROUSE PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(In thousands)
Assets:
Investment in real estate:
Land	$371,363	$353,061
Buildings and equipment	1,820,072	1,595,070
Less accumulated depreciation	(189,838)	(142,432)
Net investment in real estate	2,001,597	1,805,699
Cash and cash equivalents	14,308	14,224
Restricted cash	48,055	46,836
Accounts receivable, net	35,492	30,444
Deferred expenses, net	52,611	46,055
Prepaid expenses and other assets, net	62,690	76,252
Assets of property held for sale	55,647	—
Total assets	$2,270,400	$2,019,510

Liabilities:
Mortgages, notes and loans payable	$1,584,499	$1,454,546
Accounts payable and accrued expenses, net	113,976	109,683
Liabilities of property held for sale	38,590	—
Total liabilities	1,737,065	1,564,229

Commitments and contingencies	—	—

Equity:
Preferred stock: $0.01 par value; 50,000,000 shares authorized, 0 issued and outstanding at December 31, 2014 and 2013	—	—
Common stock: $0.01 par value; 500,000,000 shares authorized, 57,748,141 issued and 57,743,981 outstanding at December 31, 2014 and 49,652,596 issued and 49,648,436 outstanding at December 31, 2013	578	497
Class B common stock: $0.01 par value; 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2014 and 2013	—	—
Additional paid-in capital	679,275	565,798
Accumulated deficit	(162,881)	(111,125)
Accumulated other comprehensive loss	(482)	—
Total stockholders' equity	516,490	455,170
Non-controlling interest	16,845	111
Total equity	533,335	455,281
Total liabilities and equity	$2,270,400	$2,019,510

The accompanying notes are an integral part of these consolidated and combined financial statements.

ROUSE PROPERTIES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years ended December 31,
	2014	2013	2012
	(In thousands, except per share amounts)
Revenues:
Minimum rents	$200,354	$165,097	$148,695
Tenant recoveries	77,580	66,061	64,638
Overage rents	6,470	5,943	5,912
Other	7,723	6,441	5,054
Total revenues	292,127	243,542	224,299
Expenses:
Property operating costs	70,269	60,288	57,482
Real estate taxes	26,571	22,089	22,827
Property maintenance costs	11,331	11,446	13,242
Marketing	3,257	3,734	3,602
Provision for doubtful accounts	1,228	887	1,855
General and administrative	26,329	21,971	20,652
Provision for impairment	15,965	15,159	—
Depreciation and amortization	100,302	66,497	67,709
Other	5,437	4,223	9,905
Total expenses	260,689	206,294	197,274
Operating income	31,438	37,248	27,025

Interest income	323	548	755
Interest expense	(82,909)	(82,534)	(90,103)
Loss before income taxes and discontinued operations	(51,148)	(44,738)	(62,323)
Provision for income taxes	(537)	(844)	(445)
Loss from continuing operations	(51,685)	(45,582)	(62,768)
Discontinued operations:
Loss from discontinued operations	—	(23,158)	(5,891)
Gain on extinguishment of debt	—	13,995	—
Discontinued operations, net	—	(9,163)	(5,891)
Net loss	$(51,685)	$(54,745)	$(68,659)
Net (income) loss attributable to non-controlling interests	(71)	—	—
Net loss attributable to Rouse Properties Inc.	$(51,756)	$(54,745)	$(68,659)

Loss from continuing operations per share attributable to Rouse Properties Inc. - Basic and Diluted	$(0.90)	$(0.92)	$(1.36)

Net loss per share attributable to Rouse Properties Inc. - Basic and Diluted	$(0.90)	$(1.11)	$(1.49)

Dividends declared per share	$0.68	$0.52	$0.21

Comprehensive loss:
Net loss	$(51,685)	$(54,745)	$(68,659)
Other comprehensive loss:
Net unrealized loss on financial instrument	(482)	—	—
Comprehensive loss	$(52,167)	$(54,745)	$(68,659)

The accompanying notes are an integral part of these consolidated and combined financial statements.

ROUSE PROPERTIES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

	Common Stock (shares)	Class B Common Stock (shares)	Common Stock	Class B Common Stock	Additional Paid-In Capital	GGP Equity	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
	(In thousands, except share amounts)
Balance at December 31, 2011	—	—	$—	$—	$—	$426,328	$—	$—	$—	$426,328
Net loss	—	—	—	—	—	(12,279)	(56,380)	—	—	(68,659)
Distributions to GGP prior to spin-off	—	—	—	—	—	(8,394)	—	—	—	(8,394)
Contributions from non-controlling interest	—	—	—	—	—	—	—	—	111	111
Issuance of 35,547,049 shares of common stock and 359,056 shares of Class B common stock related to the spin-off and transfer of GGP equity on the spin-off date	35,547,049	359,056	356	4	405,295	(405,655)	—	—	—	—
Issuance of 13,333,333 shares of common stock related to the rights offering	13,333,333	—	133	—	199,867	—	—	—	—	200,000
Offering costs	—	—	—	—	(8,392)	—	—	—	—	(8,392)
Dividends to common shareholders ($0.21 per share)	—	—	—	—	(10,422)	—	—	—	—	(10,422)
Treasury Stock	(10,559)	—	—	—	(170)	—	—	—	—	(170)
Issuance and amortization of stock compensation	365,705	—	4	—	2,490	—	—	—	—	2,494
Balance at December 31, 2012	49,235,528	359,056	$493	$4	$588,668	$—	$(56,380)	$—	$111	$532,896

Balance at December 31, 2012	49,235,528	359,056	$493	$4	$588,668	$—	$(56,380)	$—	$111	$532,896
Net loss	—	—	—	—	—	—	(54,745)	—	—	(54,745)
Conversion of Class B share to common shares	359,056	(359,056)	4	(4)	—	—	—	—	—	—
Offering costs	—	—	—	—	(417)	—	—	—	—	(417)
Dividends to common shareholders ($0.52 per share)	—	—	—	—	(25,820)	—	—	—	—	(25,820)
Issuance and amortization of stock compensation	36,573	—	—	—	3,019	—	—	—	—	3,019
Exercise of options	10,880	—	—	—	161	—	—	—	—	161
Forfeited restricted shares	(4,160)	—	—	—	—	—	—	—	—	—
Sale of treasury stock	10,559	—	—	—	187	—	—	—	—	187
Balance at December 31, 2013	49,648,436	—	$497	$—	$565,798	$—	$(111,125)	$—	$111	$455,281

Balance at December 31, 2013	49,648,436	—	$497	$—	$565,798	$—	$(111,125)	$—	$111	$455,281
Net loss	—	—	—	—	—	—	(51,756)	—	71	(51,685)
Comprehensive loss	—	—	—	—	—	—	—	(482)	—	(482)
Issuance of 8,050,000 shares of common stock, net of underwriting discount	8,050,000	—	81	—	150,616	—	—	—	—	150,697
Offering costs	—	—	—	—	(467)	—	—	—	—	(467)

Dividends to common shareholders ($0.13 per share for issuance of 8,050,000 shares and $0.68 per share for annual dividend)	—	—	—	—	(40,399)		—	—	—	—	(40,399)
Issuance and amortization of stock compensation	42,489	—	—	—	3,699		—	—	—	—	3,699
Exercise of options	1,680	—	—	—	28		—	—	—	—	28
Net assets attributable to Non-controlling interest (as a result of Business Combinations)	—	—	—	—	—	—	—	—	—	16,663	16,663
Issuance of shares under Employee Stock Purchase Plan ("ESPP")	1,376	—	—	—	—		—	—	—	—	—
Balance at December 31, 2014	57,743,981	—	$578	$—	$679,275		$—	$(162,881)	$(482)	$16,845	$533,335

The accompanying notes are an integral part of these consolidated and combined financial statements.

ROUSE PROPERTIES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2014	2013	2012
	(In thousands)
Cash Flows from Operating Activities:
Net loss	$(51,685)	$(54,745)	$(68,659)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	1,228	888	1,919
Depreciation	91,248	60,557	64,550
Amortization	9,054	6,702	6,540
Amortization/write-off of deferred financing costs	4,209	12,519	9,926
Amortization/write-off of debt market rate adjustments	8,572	8,278	19,346
Amortization of above/below market leases and tenant inducements	13,101	16,973	24,153
Straight-line rent amortization	(1,785)	(3,517)	(3,608)
Provision for impairment	15,965	36,821	—
Gain on extinguishment of debt	—	(14,324)	—
Stock based compensation	3,699	3,019	1,801
Net changes:
Accounts receivable	(4,491)	(2,563)	(6,889)
Prepaid expenses and other assets	611	1,220	1,195
Deferred expenses	(14,998)	(12,017)	(7,140)
Restricted cash	2,258	39	(8,977)
Accounts payable and accrued expenses	5,315	2,752	4,120
Net cash provided by operating activities	82,301	62,602	38,277

Cash Flows from Investing Activities:
Acquisitions of real estate properties	(109,330)	(81,203)	(33,331)
Development, building and tenant improvements	(122,325)	(63,032)	(31,012)
Demand deposit from affiliate	—	150,000	(150,000)
Purchase of short term investment	—	—	(29,989)
Sale of short term investment	—	—	29,989
Deposit for acquisition	(1,000)	—	—
Restricted cash	(3,477)	(6,229)	(22,259)
Net cash used in investing activities	(236,132)	(464)	(236,602)

Cash Flows from Financing Activities:
Proceeds received from equity offering	156,974	—	200,000
Discount from equity offering	(6,278)	—	—
Proceeds received from stock option exercise	28	161	—
Payments for offering costs	(467)	(417)	(8,392)
Sale of treasury stock	—	187	(170)
Contributions from non-controlling interest	—	—	111
Change in GGP investment, net	—	—	(8,394)
Proceeds from refinance/issuance of mortgages, notes and loans payable	183,500	523,500	616,360
Borrowing under revolving line of credit	55,000	55,000	10,000
Principal payments on mortgages, notes and loans payable	(103,233)	(594,389)	(558,262)
Repayment under revolving credit line	(93,000)	(7,000)	(10,000)
Dividends paid	(36,968)	(22,839)	(6,943)
Deferred financing costs	(1,641)	(10,209)	(28,097)
Net cash provided by (used in) financing activities	153,915	(56,006)	206,213

Net change in cash and cash equivalents	84	6,132	7,888
Cash and cash equivalents at beginning of period	14,224	8,092	204
Cash and cash equivalents at end of period	$14,308	$14,224	$8,092

ROUSE PROPERTIES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2014	2013	2012
	(In thousands)

Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest	$71,855	$61,564	$67,822
Capitalized interest	(2,548)	(998)	—

Non-Cash Transactions:
Change in accrued capital expenditures included in accounts payable and accrued expenses	$(439)	$12,237	$4,281
Dividends declared, not yet paid	9,885	6,454	3,479
Capitalized market rate adjustments and deferred financing amortization	400	—	—

Supplemental cash flow information related to acquisition accounting:
Non-cash changes related to acquisition accounting:
Land	$8,969	$51,055	$33,674
Buildings and equipment, net	103,123	217,011	109,601
Deferred expenses, net	1,841	4,583	1,276
Prepaid and other assets	5,461	9,983	6,682
Mortgages, notes and loans payable	(112,505)	(266,641)	(146,363)
Accounts payable and accrued expenses	(6,889)	(15,991)	(4,870)

Supplemental non-cash information related to disposition:
Land	—	(26,108)	—
Buildings and equipment, net	—	(33,015)	—
Deferred expenses, net	—	(1,676)	—
Prepaid and other assets	—	(4,281)	—
Mortgages, notes and loans payable	—	81,028	—
Accounts payable and accrued expenses	—	3,494	—
The accompanying notes are an integral part of these consolidated and combined financial statements.

Table of Contents                                                 ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1                            ORGANIZATION

General

Rouse Properties, Inc. is a Delaware corporation that was created to hold certain assets and liabilities of General Growth Properties, Inc ("GGP"). Prior to January 12, 2012, Rouse Properties, Inc. and its subsidiaries ("Rouse" or the "Company") were a wholly-owned subsidiary of GGP Limited Partnership (“GGP LP”). GGP distributed the assets and liabilities of 30 of its wholly-owned properties (“RPI Businesses”) to Rouse on January 12, 2012 (the “Spin-Off Date”). Before the spin-off, the Company had not conducted any business as a separate company and had no material assets or liabilities. The operations, assets and liabilities of the business were transferred to the Company by GGP on the Spin-Off Date and are presented as if the transferred business was our business for all historical periods prior to the Spin-Off Date. As such, the Company's assets and liabilities on the Spin-Off Date were reflective of GGP's respective carrying values. Unless the context otherwise requires, references to “we”, “us” and “our” refer to Rouse from January 12, 2012 through December 31, 2014 and to RPI Businesses before the Spin-Off Date. Before the Spin-Off Date, RPI Businesses were operated as subsidiaries of GGP, which operates as a real estate investment trust (“REIT”). After the Spin-Off Date, the Company elected to continue to operate as a REIT.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The consolidated balance sheets as of December 31, 2014 and 2013 include the accounts of Rouse, as well as all subsidiaries of Rouse.  The accompanying consolidated and combined statements of operations for the years ended December 31, 2014 and 2013 include the consolidated accounts of Rouse and for the year ended December 31, 2012 include the consolidated accounts of Rouse and the combined accounts of RPI Businesses. The accompanying financial statements for the periods prior to the Spin-Off Date are prepared on a carve out basis from the consolidated financial statements of GGP using the historical results of operations and bases of the assets and liabilities of the transferred businesses and includes allocations from GGP. Accordingly, the results presented for the year ended December 31, 2012 reflect the aggregate operations and changes in cash flows and equity on a carved-out basis for the period from January 1, 2012 through January 12, 2012 and on a consolidated basis from January 13, 2012 through December 31, 2012.The accompanying consolidated financial statements include the accounts of Rouse, as well as all subsidiaries of Rouse and all joint ventures in which the Company has a controlling interest. For consolidated joint ventures, the non-controlling partner's share of the assets, liabilities and operations of the joint ventures (generally computed as the joint venture partner's ownership percentage) is included in non-controlling interests as permanent equity of the Company. All intercompany transactions have been eliminated in consolidation as of and for the years ended December 31, 2014, 2013 and 2012 except end-of-period intercompany balances on the Spin-Off Date between GGP and RPI Businesses which have been considered elements of RPI Businesses' equity.

The Company's historical financial results reflect allocations for certain corporate costs and we believe such allocations are reasonable; however, such results do not reflect what our expenses would have been had the Company been operating as a separate stand-alone public company. The corporate allocations for the year ended December 31, 2012 include allocations for the period from January 1, 2012 through January 12, 2012 which aggregated $0.4 million. These allocations have been included in "General and administrative expenses" on the Consolidated and Combined Statements of Operations. Costs of the services that were allocated or charged to the Company were based on either actual costs incurred or a proportion of costs estimated to be applicable to us based on a number of factors, most significantly the Company's percentages of GGP’s adjusted revenue and gross leasable area of assets and also the number of properties.

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

Table of Contents                                                 ROUSE PROPERTIES, INC.

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

Pre-development costs, which generally include legal and professional fees and other directly-related third party costs, are capitalized as part of the property being developed. In the event a development project is no longer deemed to be probable, the costs previously capitalized are expensed.

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

The Company reviews depreciable lives of its properties periodically and makes adjustments when necessary to reflect a shorter economic life.

Impairment

Operating properties and intangible assets

Accounting for the impairment or disposal of long-lived assets require that if impairment indicators exist and the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, a provision for impairment should be recorded to write down the carrying amount of such asset to its fair value. The Company reviews all real estate assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment indicators are assessed separately for each property and include, but are not limited to, significant decreases in real estate property net operating income and occupancy percentages, high loan to value ratios, and carrying values in excess of the fair values. Impairment indicators for pre-development costs, which are typically costs incurred during the beginning stages of a potential development and developments in progress, are assessed by project and include, but are not limited to, significant changes to the Company’s plans with respect to the project, significant changes in projected completion dates, revenues or cash flows, development costs, market factors and sustainability of development projects.

If an indicator of potential impairment exists, the asset is tested for recoverability by comparing its carrying amount to the estimated future undiscounted cash flows. The cash flow estimates used both for determining recoverability and estimating fair value are inherently judgmental and reflect current and projected trends in rental, occupancy and capitalization rates, and estimated holding periods for the applicable assets. Although the estimated fair value of certain assets may exceed the carrying amount, a real estate asset is only considered to be impaired when its carrying amount cannot be recovered through estimated future undiscounted cash

Table of Contents                                                 ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

flows. To the extent a provision for impairment is determined to be necessary, the excess of the carrying amount of the asset over its estimated fair value is expensed to operations. The adjusted carrying amount, which represents the new cost basis of the asset, is depreciated over the remaining useful life of the asset.

During the year ended December 31, 2013, the Company was unable to advance prospective leases at Steeplegate Mall, which changed management's intended holding period of this asset. Furthermore, the mortgage debt on this asset was due in August 2014 and without having advanced the prospective leasing, the Company did not anticipate funding additional capital for this asset. Management determined that the carrying value of the property was not recoverable and therefore required an impairment charge. This impairment charge is included in the Provision for impairment on the Company's Consolidated and Combined Statements of Operations and Comprehensive Loss. For the year ended December 31, 2013, the Company recorded an impairment charge of $15.2 million as the aggregate carrying value was higher than the fair value of the property.

In August 2014, upon a maturity default on the Steeplegate Mall mortgage loan, the loan servicer appointed a receiver to take over operations of the property until the property could be conveyed to the lender or a third party purchaser. As a result, the Company revised its intended hold period of this property to less than one year. The change in the hold period resulted in an adjustment to the undiscounted cash flows utilized in the impairment analysis and the Company concluded the carrying value of the property was not recoverable. The Company recorded an impairment charge on the property of $10.9 million during the year ended December 31, 2014, as the aggregate carrying value was higher than the fair value of the property. This impairment charge is included in "Provision for impairment" on the Company's Consolidated and Combined Statements of Operations and Comprehensive Loss.

The Company determined there were events and circumstances which changed management's estimated holding period for Collin Creek Mall during the year ended December 31, 2014. The Company is in discussions with the lender on the property's non-recourse mortgage debt, which matures in July 2016, to identify options regarding the property's disposition prior to the loan maturing. The lender has placed the loan into special servicing status. As a result of these discussions, the Company has changed the estimated hold period for Collin Creek Mall causing a change to the undiscounted cash flows utilized in the impairment analysis on the property. The adjusted undiscounted cash flows indicated the carrying value of the property was not recoverable. The Company recorded an impairment charge on the property of $5.1 million during the year ended December 31, 2014, as the aggregate carrying value was higher than the fair value of the property. This impairment charge is included in "Provision for impairment" on the Company's Consolidated and Combined Statements of Operations and Comprehensive Loss.

During 2013, the servicer of the loan for Boulevard Mall placed the loan into special servicing status and communicated to the Company that they would be unwilling to extend the term and discount the loan. As a result of this and the continued decline in operating results of the property, management concluded that it was in the best interest of the Company to convey the property to the lender. As the Company intended on conveying the property to the lender during 2013, the Company revised its intended hold period of this property to less than one year. The change in the hold period adjusted the undiscounted cash flows utilized in the impairment analysis and the Company concluded that the property was not recoverable. The Company recorded an impairment charge on the property of $21.7 million during the first quarter of 2013, as the aggregate carrying value was higher than the fair value of the property. This impairment charge is included in "Loss from discontinued operations" on the Company's Consolidated and Combined Statements of Operations and Comprehensive Loss. During the year ended December 31, 2013, the Company conveyed its interest in the property to the lender, which resulted in a gain on extinguishment of debt of $14.0 million, which is recorded in "Discontinued operations, net", on the Company's Consolidated Statements of Operations and Comprehensive Loss.

No impairment charges were recorded for the year ended December 31, 2012.

Acquisitions of Operating Properties

Acquisitions of properties are accounted for utilizing the acquisition method of accounting and, accordingly, the results of operations of acquired properties have been included in the results of operations from the respective dates of acquisitions. Estimates of future cash flows and other valuation techniques have been used to allocate the purchase price of the acquired property between land, buildings and improvements, equipment, debt, liabilities assumed and identifiable intangible assets and liabilities such as amounts related to in-place tenant leases, acquired above and below-market tenant and ground leases, and tenant relationships. No significant value had been ascribed to tenant relationships (see Note 3).

Table of Contents                                                 ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Intangible Assets and Liabilities

The following table summarizes our intangible assets and liabilities as a result of the application of acquisition accounting:

	Gross Asset (Liability)	Accumulated (Amortization)/ Accretion	Net Carrying Amount
	(In thousands)
December 31, 2014
Tenant leases:
In-place value	$97,745	$(43,481)	$54,264
Above-market	109,862	(58,866)	50,996
Below-market	(65,476)	22,184	(43,292)
Ground leases:
Below-market	3,682	(537)	3,145

December 31, 2013
Tenant leases:
In-place value	$100,125	$(37,888)	$62,237
Above-market	132,986	(64,303)	68,683
Below-market	(59,641)	19,394	(40,247)
Ground leases:
Below-market	2,173	(392)	1,781

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

Amortization of in-place intangible assets decreased the Company's net income by $26.6 million, $17.2 million ,and $22.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. Amortization of in-place intangibles is included in "Depreciation and amortization" on the Company's Consolidated and Combined Statements of Operations and Comprehensive Loss.

Amortization of above-market and below-market lease intangibles decreased the Company's revenue by $13.1 million, $15.7 million, and $21.7 million for the years ended December 31, 2014, 2013, and 2012, respectively. Amortization of above-market and below-market leasing intangibles are included in "Minimum rents" on the Company's Consolidated and Combined Statements of Operations and Comprehensive Loss.

The intangibles above are related to specific tenant leases. Should a termination occur earlier than the date indicated in the lease, the related intangible assets or liabilities, if any, related to the lease are written off to expense or income, as applicable. The net impact of intangible write-offs for the year ended December 31, 2014 was $38.1 million, which is included on the Company's Consolidated and Combined Statements of Operations and Comprehensive Loss.

Table of Contents                                                 ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Future amortization/accretion of these intangibles is estimated to decrease the Company's net income as follows:

Year	In-place lease intangibles	Above/(below) market leases, net
	(In thousands)
2015	$16,920	$7,619
2016	$11,331	$5,161
2017	$6,916	$3,068
2018	$4,542	$644
2019	$3,289	$(649)
Cash and Cash Equivalents
The Company considers all demand deposits with a maturity of three months or less, at the date of purchase, to be cash equivalents.
Restricted Cash

Restricted cash consists of security deposits and cash escrowed under loan agreements for debt service, real estate taxes, property insurance, tenant improvements, capital renovations and capital improvements.

Interest Rate Hedging Instruments

The Company recognizes its derivative financial instruments in either "Prepaid expenses and other assets, net" or "Accounts payable and accrued expenses, net", as applicable, in the Consolidated Balance Sheets and measures those instruments at fair value. The accounting for changes in fair value (i.e., gain or loss) of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. To qualify as a hedging instrument, a derivative must pass prescribed effectiveness tests, performed quarterly using both quantitative and qualitative methods. The Company entered into a derivative agreement during 2014 that qualifies as a hedging instrument and was designated, based upon the exposure of being hedged, as a cash flow hedge. The fair value of this cash flow hedge as of December 31, 2014 was $0.5 million and is included in "Accounts payable and accrued expenses, net" in the Company's Consolidated Balance Sheets. The fair value of the Company's interest rate hedge is classified as Level 2 in the fair value measurement table. To the extent they are effective, changes in fair value of cash flow hedges are reported in "Accumulated other comprehensive income (loss)" ("AOCI/L") and reclassified into earnings in the same period or periods during which the hedged item affects earnings. The ineffective portion of the hedge, if any, is recognized in current earnings during the period of change in fair value. The gain or loss on the termination of an effective cash flow hedge is reported in AOCI/L and reclassified into earnings in the same period or periods during which the hedged item affects earnings. The Company also assesses the credit risk that the counterparty will not perform according to the terms of the contract.

Revenue Recognition and Related Matters

Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. Minimum rent revenues also include amounts collected from tenants to allow for the termination of their leases prior to their scheduled termination dates as well as the amortization related to above and below-market tenant leases on acquired properties and tenant inducements. Minimum rent revenues also includes percentage rents in lieu of minimum rent from those leases where the Company receives a percentage of tenant revenues.

Table of Contents                                                 ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of amortization of straight-line rent, lease termination income, net amortization related to above and below-market tenant leases, amortization of tenant inducements, and percentage rent in lieu of minimum rent for the years ended December 31, 2014, 2013 and 2012:

	Years ended December 31,
	2014	2013	2012
	(In thousands)
Straight-line rent amortization	$1,785	$3,488	$3,440
Lease termination income	2,204	413	433
Net amortization of above and below-market tenant leases	(13,073)	(15,672)	(21,700)
Amortization of tenant inducement	(28)	(1,000)	—
Percentage rents in lieu of minimum rent	6,731	7,071	8,631

Straight-line rent receivables represent the current net cumulative rents recognized prior to when billed and collectible, as provided by the terms of the leases. The following is a summary of straight-line rent receivables, which are included in "Accounts receivable, net," in the Company's Consolidated Balance Sheets and are reduced for allowances for doubtful accounts:

	December 31, 2014	December 31, 2013
	(In thousands)
Straight-line rent receivables, net	$14,431	$12,645

The Company provides an allowance for doubtful accounts against the portion of accounts receivable, including straight-line rents, which is estimated to be uncollectible. Such allowances are reviewed periodically based upon our recovery experience. The Company also evaluates the probability of collecting future rent which is recognized currently under a straight-line methodology. This analysis considers the long term nature of the Company's leases, as a certain portion of the straight-line rent currently recognizable will not be billed to the tenant until future periods. The Company's experience relative to unbilled straight-line rent receivable is that a certain portion of the amounts recorded as straight-line rental revenue are never collected from (or billed to) tenants due to early lease terminations. For that portion of the recognized deferred rent that is not deemed to be probable of collection, an allowance for doubtful accounts has been provided. Accounts receivable are shown net of an allowance for doubtful accounts of $3.4 million and $2.8 million as of December 31, 2014 and 2013, respectively. The following table summarizes the changes in allowance for doubtful accounts for all receivables:

	2014	2013	2012
	(In thousands)
Balance at beginning of period	$2,798	$2,545	$2,943
Provision for doubtful accounts	1,228	887	1,919
Write-offs	(673)	(634)	(2,317)
Balance at end of period	$3,353	$2,798	$2,545

Tenant recoveries are recoveries that are established in the leases or computed based upon a formula related to real estate taxes, insurance and other property operating expenses and are generally recognized as revenues in the period the related costs are incurred. The Company makes certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. The Company does not expect the actual results to materially differ from the estimated reimbursement.

Overage rent is paid by a tenant when its sales exceed an agreed-upon minimum amount. Overage rent is calculated by multiplying the sales in excess of the minimum amount by a percentage defined in the lease. Overage rent is recognized on an accrual basis once tenant sales exceed contractual tenant lease thresholds.

Table of Contents                                                 ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Other revenues generally consist of amounts earned by the Company for vending, advertising, and marketing revenues earned at the Company's malls and is recognized on an accrual basis over the related service period.

Loss Per Share

Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per share is calculated similarly; however, it reflects potential dilution of securities by adding other potential shares of common stock, including stock options and non-vested restricted stock, to the weighted-average number of shares of common stock outstanding for the period. For the years ended December 31, 2014 and 2013, there were 3,313,869 and 2,579,171 stock options outstanding, respectively, that potentially could be converted into shares of common stock and 205,731 and 278,617 shares of non-vested restricted stock outstanding, respectively. These stock options and shares of restricted stock have been excluded from this computation, as their effect is anti-dilutive.

In connection with the spin-off, on January 12, 2012, GGP distributed to its stockholders 35,547,049 shares of our common stock and retained 359,056 shares of our Class B common stock. This share amount is being utilized for the calculation of basic and diluted earnings per share ("EPS") for all periods presented prior to the spin-off as our common stock was not traded prior to January 12, 2012 and there were no dilutive securities in the prior periods. On February 6, 2013, the 359,056 shares of the Company's Class B common stock were converted into 359,056 shares of our common stock, at the request of the holders of the Company's Class B common stock.

The Company had the following weighted-average shares outstanding:

	Years ended December 31,
	2014	2013	2012
Weighted average shares - basic and diluted	57,203,196	49,344,927	46,149,893

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

Table of Contents                                                 ROUSE PROPERTIES, INC.

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
	(In thousands)
December 31, 2014
Recurring basis:
Assets:
Interest rate cap	$1	$—	$1	$—
Liabilities:
Interest rate swap	$(482)	$—	$(482)	$—
Non-recurring basis:
Investment in Real Estate (1)	$74,237	$—	$—	$74,237
December 31, 2013
Recurring basis:
Assets:
Interest rate cap	$45	$—	$45	$—
Non-recurring basis:
Investment in Real Estate (1)	$33,475	$—	$—	$33,475
Explanatory Note:
(1) The carrying value includes each mall's respective land, building, and in-place lease value.

The following is a reconciliation of the carrying value of properties that were impaired during the years ended December 31, 2014 and 2013:

	Collin Creek Mall (1)(2)	Steeplegate Mall (1)(3)
Beginning carrying value, January 1, 2014	$60,120	$34,789
Capital expenditures	1,449	456
Depreciation and amortization expense	(4,723)	(1,700)
Loss on impairment of real estate	(5,079)	(10,886)
Ending carrying value, December 31, 2014	$51,767	$22,659

	Boulevard Mall(1)(3)	Steeplegate Mall (1)(3)
Beginning carrying value, January 1, 2013	$84,175	$51,687
Capital expenditures	—	885
Depreciation and amortization expense	(928)	(2,624)
Loss on impairment of real estate	(21,661)	(15,159)
Disposition of real estate asset	(61,586)	—
Ending carrying value, December 31, 2013	$—	$34,789
Explanatory Note:
(1) The carrying value includes each mall's respective land, building, in-place lease value, and above and below market lease values.
(2) Valued using a Terminal Capitalization Rate as of December 31, 2014.
(3) Valued using a Discounted Cash Flow Analysis with Discount Rate and Terminal Capitalization Rates as of December 31, 2014 and 2013 as reflected in the table below.

Table of Contents                                                 ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

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

The following table sets forth quantitative information about the unobservable inputs of the Company's Level 3 Real Estate, which are recorded at fair values as of December 31, 2014 and December 31, 2013:

	As of December 31,
Unobservable Quantitative Inputs	2014	2013
Discount Rate	11.0%	10.0%
Terminal Capitalization Rate	9.5% - 10.0%	9.0%

The Company uses interest rate swaps and caps to mitigate the effect of interest rate movements on its variable-rate debt. The Company has one interest rate swap and one interest rate cap as of December 31, 2014 and the interest rate swap qualified for hedge accounting. The interest rate swap has met the effectiveness test criteria since inception and changes in its fair value are reported in "Other comprehensive income/(loss)" ("OCI/L") and are reclassified into earnings in the same period or periods during which the hedged item affects earnings. The interest rate cap did not qualify for hedge accounting and changes in its fair value are reported in earnings during the period incurred. The fair value of the Company's interest rate hedges, classified under level 2, are determined based on prevailing market data for contracts with matching durations, current and anticipated LIBOR information, consideration of the Company's credit standing, credit risk of the counterparty, and reasonable estimates about relevant future market conditions. See Note 7 for additional information regarding the Company's interest rate hedging instruments.

The Company's financial instruments are short term in nature and as such their fair values approximate their carrying amount in our Consolidated Balance Sheets except for debt. As of December 31, 2014 and 2013, management’s estimates of fair value are presented below. The Company estimated the fair value of the debt using a future discounted cash flow analysis based on the use and weighting of multiple market inputs. Based on the frequency and availability of market data, the inputs used to measure the estimated fair value of debt are Level 3 inputs. The primary sensitivity in these calculations is based on the selection of appropriate discount rates.

	December 31, 2014		December 31, 2013
	Carrying Amount(1)	Estimated Fair Value	Carrying Amount(1)	Estimated Fair Value
	(In thousands)
Fixed-rate debt	$1,249,195	$1,248,928	$1,021,432	$1,013,726
Variable-rate debt	335,304	336,791	433,114	434,508
Total mortgages, notes and loans payable	$1,584,499	$1,585,719	$1,454,546	$1,448,234

Offering Costs

Costs associated with the issuance of common stock and rights offering to the Company's stockholders were deferred and charged against the gross proceeds of the offering upon the sale of shares during the years ended December 31, 2014 and 2013 (see Note 10).

Leases

Leases which transfer substantially all the risks and benefits of ownership to tenants are considered finance leases and the present values of the minimum lease payments and the estimated residual values of the leased properties, if any, are accounted for as receivables. Leases which transfer substantially all the risks and benefits of ownership to the Company are considered capital leases

Table of Contents                                                 ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

and the present values of the minimum lease payments are accounted for as assets and liabilities. All other leases are treated as operating leases. As of December 31, 2014 and 2013, all of the Company's leases are treated as operating leases.

Deferred Expenses

Deferred expenses are comprised of deferred lease costs incurred in connection with obtaining new tenants or renewals of lease agreements with current tenants, which are amortized on a straight-line basis over the terms of the related leases and included in "Depreciation and amortization" on the Company's Consolidated and Combined Statements of Operations and Comprehensive Loss. Deferred financing costs are amortized on a straight-line basis (which approximates the effective interest method) over the lives of the related mortgages, notes, and loans payable and included in "Interest expense" on the Company's Consolidated and Combined Statements of Operations and Comprehensive Loss.  The following table summarizes our deferred lease and financing costs:

	Gross Asset	Accumulated Amortization	Net Carrying Amount
	(In thousands)
December 31, 2014
Deferred lease costs	$55,647	$(14,683)	$40,964
Deferred financing costs	19,151	(7,504)	11,647
Total	$74,798	$(22,187)	$52,611

December 31, 2013
Deferred lease costs	$43,570	$(12,039)	$31,531
Deferred financing costs	18,979	(4,455)	14,524
Total	$62,549	$(16,494)	$46,055

Stock-Based Compensation

The Company recognizes all stock-based compensation to employees, including grants of employee stock options and restricted stock awards, in the financial statements as compensation cost. The compensation cost is amortized over the respective vesting period based on its fair value on the date of grant.
Asset Retirement Obligations
The Company evaluates any potential asset retirement obligations, including those related to disposal of asbestos containing materials and environmental remediation liabilities. The Company recognizes the fair value of such obligations in the period incurred if a reasonable estimate of fair value can be determined. As of December 31, 2014 and 2013, a preliminary estimate of the cost of the environmental remediation liability is approximately $4.5 million and $4.7 million, respectively, which is included in "Accounts payable and accrued expenses, net" on the Company's Consolidated Balance Sheets. The Company does not believe that actual remediation costs will be materially different than the estimates as of December 31, 2014.

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

Table of Contents                                                 ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, "Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which requires entities to disclose only disposals representing a strategic shift in operations as discontinued operations. The new guidance requires expanded disclosures about discontinued operations that will provide financial statements users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new standard is effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in the financial statements previously issued or available for issuance. The Company adopted this guidance during the year ended December 31, 2014.

In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)." This topic provides for five principles which should be followed to determine the appropriate amount and timing of revenue recognition for the transfer of goods and services to customers. The principles in this ASU should be applied to all contracts with customers regardless of industry. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with two transition methods of adoption allowed. Early adoption for reporting periods prior to December 15, 2016 is not permitted. The Company is evaluating the financial statement impact of the guidance in this ASU and determining which transition method it will utilize.

In August 2014, the FASB issued ASU 2014-15 "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." This topic provides guidance on management's responsibility to evaluate whether there is substantial doubt about a company's ability to continue as a going concern and requires related footnote disclosures. The amendments in this ASU are effective for the annual period after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact of the guidance in this ASU.

NOTE 3                                                    ACQUISITIONS

The Company includes the results of operations of real estate assets acquired in the Company's Consolidated and Combined Statements of Operations and Comprehensive Loss from the date of the related transaction.

The following table presents the Company's acquisitions during the years ended December 31, 2014 and 2013:

	Date Acquired	Property Name	Location	Square Footage Acquired	Purchase Price
2014 Acquisitions					(In thousands)
	05/22/2014	Bel Air Mall (1)(2)	Mobile, AL	1,004,439	$131,917
	8/29/2014	The Mall at Barnes Crossing (3)	Tupelo, MS	736,607	98,850
			2014 Acquisitions Total	1,741,046	$230,767
2013 Acquisitions
	7/24/2013	Greenville Mall (1) (4)	Greenville, NC	413,759	$48,900
	12/11/2013	Chesterfield Towne Center (1) (5)	Richmond, VA	1,016,258	165,500
	12/11/2013	The Centre at Salisbury (1) (6)	Salisbury, MD	721,396	127,000
			2013 Acquisitions Total	2,151,413	$341,400
Explanatory Notes:

(1) Rouse acquired a 100% interest in the mall.
(2) The Company assumed an existing $112.5 million non-recourse mortgage loan with the acquisition. The loan bears interest at a fixed rate of 5.30%, matures in December 2015, and amortizes on a 30 year schedule thereafter.
(3) Rouse acquired a 51% controlling interest in the mall and related properties. In conjunction with the closing of this transaction, the Company closed on a new $67.0 million non-recourse mortgage loan that bears interest at a fixed rate of 4.29%, matures in September 2024, is interest only for the first three years and amortizes on a 30 year schedule thereafter. See Note 12 for further details.
(4) The Company assumed an existing $41.7 million non-recourse mortgage loan with the acquisition. The loan bears interest at a fixed rate of 5.29%, matures in December 2015, and amortizes on a 30 year schedule thereafter. A fair value adjustment of $0.2 million was recorded as a result of the mortgage assumption.

Table of Contents                                                 ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

(5) The Company assumed an existing$109.7 million non-recourse mortgage loan with the acquisition. The loan bears interest at a fixed rate of 4.75%, matures in October 2022, and amortizes over 30 years. A fair value adjustment of $1.3 million was recorded as a result of the mortgage assumption.
(6) The Company assumed an existing $115.0 million partial recourse mortgage loan with the acquisition. The loan bears interest at a fixed rate of 5.79%, matures in May 2016, and is interest only. A fair value adjustment of$1.2 million was recorded as a result of the mortgage assumption.

The following table presents certain additional information regarding the Company's acquisitions during the years ended
December 31, 2014 and 2013:

	Property Name	Land	Building and Improvements	Acquired Lease Intangibles	Acquired Above Market Lease Intangibles	Acquired Below Market Lease Intangibles	Other
2014 Acquisitions		(In thousands)
	Bel Air Mall	$8,969	$111,206	$11,329	$3,952	$(6,889)	$3,350
	The Mall at Barnes Crossing	17,969	75,949	6,973	4,700	(8,100)	1,359
	Total	$26,938	$187,155	$18,302	$8,652	$(14,989)	$4,709
2013 Acquisitions
	Greenville Mall (1)	$9,088	$36,961	$5,076	$1,098	$(4,521)	$1,430
	Chesterfield Towne Center (2)	19,387	135,825	8,755	4,843	(6,741)	2,181
	The Centre at Salisbury (3)	22,580	96,050	9,326	4,043	(4,729)	972
	Total	$51,055	$268,836	$23,157	$9,984	$(15,991)	$4,583
Explanatory Notes:
(1) Excludes fair value adjustment on mortgage assumption of $0.2 million.
(2) Excludes fair value adjustment on mortgage assumption of $1.3 million.
(3) Excludes fair value adjustment on mortgage assumption of $1.2 million.

The Company incurred acquisition and transaction related costs of $1.0 million, $2.1 million, and $1.0 million for the years ended December 31, 2014, 2013, and 2012, respectively. Acquisition and transaction related costs consist of due diligence costs such as legal fees, environmental studies, and closing costs. These costs are recorded in "Other" on the Company's Consolidated and Combined Statements of Operations and Comprehensive Loss.

During the year ended December 31, 2014, the Company recorded approximately $14.6 million in revenues and $1.6 million in net loss related to the acquisitions of Bel Air Mall and The Mall at Barnes Crossing. During the year ended December 31, 2013, the Company recorded approximately $4.8 million in revenues, and $1.1 million in net loss related to the acquisitions of Greenville Mall, Chesterfield Towne Center, and The Centre at Salisbury.

The following condensed pro forma financial information for the years ended December 31, 2014 and 2013 includes pro forma adjustments related to the 2014 acquisitions of Bel Air Mall and The Mall at Barnes Crossing, which are presented assuming the acquisitions had been consummated as of January 1, 2013. The pro forma financial information for the year ended December 31, 2013 includes pro forma adjustments related to the 2014 acquisitions of Bel Air Mall and The Mall at Barnes Crossing, as well as the 2013 acquisitions of Greenville Mall, Chesterfield Towne Center and The Centre at Salisbury, which are presented assuming the acquisitions had been consummated as of January 1, 2012. The pro forma financial information for the year ended December 31, 2012 includes pro forma adjustments related to the 2013 acquisitions of Greenville Mall, Chesterfield Towne Center and The Centre at Salisbury, as well as the 2012 acquisitions of Grand Traverse Mall and The Mall at Turtle Creek, which are presented assuming the acquisitions had been consummated as of January 1, 2012.

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

Table of Contents                                                 ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

	For the Year Ended December 31,
	2014	2013	2012
(In thousands, except per share amounts)	As Adjusted (Unaudited)
Total revenues	$307,027	$307,790	$273,306
Net loss	(51,561)	(56,836)	(72,965)
Net loss per share - basic and diluted	$(0.90)	$(1.15)	$(1.58)
Weighted average shares - basic and dilutive	57,203,196	49,344,927	46,149,893

NOTE 4                                                    PREPAID EXPENSES AND OTHER ASSETS, NET

The following table summarizes the significant components of prepaid expenses and other assets, net:

	December 31,
	2014	2013
	(In thousands)
Above-market tenant leases, net (Note 2)	$50,996	$68,683
Prepaid expenses	4,755	4,776
Below-market ground leases, net (Note 2)	3,145	1,781
Deposits	1,447	682
Other	2,347	330
Total prepaid expenses and other assets, net	$62,690	$76,252

Table of Contents                                                 ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5                                                    MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable are summarized as follows:

	December 31,
	2014	2013	Interest Rate at December 31, 2014	Schedule Maturity Date
Fixed-rate debt:	(In thousands)
Steeplegate Mall (1)	$45,858	$47,970	4.94%	August 2014
Bel Air Mall (2)	111,276	—	5.30	December 2015
Greenville Mall (2)	40,602	41,375	5.29	December 2015
Vista Ridge Mall	68,537	71,270	6.87	April 2016
Washington Park Mall	10,505	10,872	5.35	April 2016
The Centre at Salisbury (2)	115,000	115,000	5.79	May 2016
The Mall at Turtle Creek	77,648	78,615	6.54	June 2016
Collin Creek Mall	58,128	60,206	6.78	July 2016
Grand Traverse Mall	59,479	60,429	5.02	February 2017
The Shoppes at Knollwood Mall (8)	—	36,281	—	—
West Valley Mall (2) (3)	59,000	—	3.24	September 2018
Pierre Bossier Mall	46,654	47,400	4.94	May 2022
Pierre Bossier Anchor	3,637	3,718	4.85	May 2022
Southland Center (MI)	76,037	77,205	5.09	July 2022
Chesterfield Towne Center (2)	107,967	109,737	4.75	October 2022
Animas Valley Mall	50,053	50,911	4.41	November 2022
Lakeland Square (2)	68,053	69,241	4.17	March 2023
Valley Hills Mall (2)	66,492	67,572	4.47	July 2023
Chula Vista Center (2) (4)	70,000	—	4.18	July 2024
The Mall at Barnes Crossing (2)	67,000	—	4.29	September 2024
Bayshore Mall (2) (7)	46,500	27,720	3.96	October 2024
Sikes Senter (2) (4)	—	55,494	—	—
Total Fixed-rate debt	$1,248,426	$1,031,016
Less: Market rate adjustments	769	(9,583)
	$1,249,195	$1,021,433
Variable- rate debt:
NewPark Mall (2) (5)	$65,304	$66,113	3.42%	May 2017
West Valley Mall (2)	—	59,000	—	September 2018
2013 Term Loan (6)	260,000	260,000	2.92	November 2018
2013 Revolver (6)	10,000	48,000	2.92	November 2017
Total Variable-rate debt:	$335,304	$433,113

Total mortgages, notes and loan payable	$1,584,499	$1,454,546

Explanatory Notes:

(1) The loan matured on August 1, 2014 and was not repaid. As such, the loan is in default.
(2) See the significant property loan refinancings and acquisitions table below under "—Property-Level Debt" in this Note 5 for additional information regarding the debt related to each property.

Table of Contents                                                 ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

(3) As of December 31, 2013, the interest rate related to West Valley Mall was variable rate at LIBOR plus 175 basis points. During January 2014, the Company entered into a swap transaction which fixed the interest rate on the loan for this property to 3.24%. See Note 7 for further details.
(4) On July 1, 2014, the Company removed Chula Vista Center from the 2013 Senior Facility (as defined below) collateral pool and placed a new non-recourse mortgage loan on Chula Vista Center. Sikes Senter was repaid on July 1, 2014 from proceeds from the Chula Vista Center refinancing and upon repayment Sikes Senter was added to the 2013 Senior Facility collateral pool with no change to the outstanding 2013 Senior Facility collateral pool balance.
(5) During July 2014, the Company reduced the spread from LIBOR (30 day) plus 405 basis points to LIBOR (30 day) plus 325 basis points.
(6) LIBOR (30 day) plus 275 basis points.
(7) On October 16, 2014, the Company placed a new non-recourse mortgage loan on Bayshore Mall located in Eureka, CA for $46.5 million. The loan bears interest at a fixed rate of 3.96%, matures in October 2024, and is interest only for the first three years.
(8) As of December 31, 2014, the loan of $33.5 million, net of market rate adjustment, on The Shoppes at Knollwood Mall is shown as a component of "Liabilities of property held for sale" on the Consolidated Balance Sheets. The loan was defeased upon the sale of the property in January 2015.

Property-Level Debt

The Company had individual property-level debt (the “Property-Level Debt”) on 20 of its 36 assets, representing $1.31 billion (excluding $0.8 million of market rate adjustments) as of December 31, 2014. As of December 31, 2014 and 2013, the
Property-Level Debt had a weighted average interest rate of 5.0% and 5.2%, respectively, and an average remaining term of 4.9 years and 5.0 years, respectively. The Property-Level Debt is generally non-recourse to the Company and is stand-alone (i.e., not cross-collateralized) first mortgage debt with the exception of customary contingent guarantees and indemnities.
In February 2014, the Company paid off the $27.6 million mortgage debt balance on Bayshore Mall which had a fixed interest rate of 7.13%.
In April 2014, the loan associated with Steeplegate Mall was transferred to special servicing. The loan matured on August 1, 2014 and was not repaid. As such, the loan is in default. Upon default, a receiver was appointed by the lender to take over daily operations of the property. The loan is expected to be satisfied by deed in lieu of foreclosure during the year ending December 31, 2015.
In July 2014, the Company paid off the $54.6 million mortgage debt balance on Sikes Senter. See the table below for further discussion.
The following is a summary of significant property loan refinancings and acquisitions that occurred during the years ended December 31, 2014 and 2013 ($ in thousands):

Property	Date	Balance at Date of Refinancing	Interest Rate	Balance of New Loan	New Interest Rate	Net Proceeds (1)	Maturity
December 31, 2014
Bayshore Mall (2)	October 2014	$—	—%	$46,500	3.96%	$43,400	October 2024
The Mall at Barnes Crossing (2)	August 2014	—	—%	67,000	4.29%	—	September 2024
Chula Vista Center (3)	July 2014	—	—%	70,000	4.18%	15,000	July 2024
Sikes Senter (3)	July 2014	54,618	5.20%	—	—%	—	—
Bel Air Mall	May 2014	—	—%	111,276	5.30%	—	December 2015

December 31, 2013
Lakeland Square (4)	March 2013	$50,300	5.12%	$70,000	4.17%	$13,400	March 2023
NewPark Mall (5)	May 2013	62,900	7.45%	66,500	LIBOR + 4.05%	1,100	May 2017
Valley Hills Mall	June 2013	51,400	4.73%	68,000	4.47%	15,000	July 2023
Greenville Mall	July 2013	—	—%	41,700	5.29%	—	December 2015
West Valley Mall (2) (6)	September 2013	47,100	3.43%	59,000	LIBOR + 1.75%	11,400	September 2018
Chesterfield Towne Center	December 2013	—	—%	109,737	4.75%	—	October 2022
The Centre at Salisbury (7)	December 2013	—	—%	115,000	5.79%	—	May 2016
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

Table of Contents                                                 ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

(4) On March 6, 2013, the loan associated with Lakeland Square was refinanced for $65.0 million. Subsequently, on March 21, 2013, the loan was increased by $5.0 million to $70.0 million in order to partially fund the acquisition of an anchor building previously owned by a third party.
(5) The loan provides for an additional subsequent funding of $5.0 million upon achieving certain conditions for a total funding of $71.5 million. During July 2014, the Company reduced the spread from LIBOR (30 day) plus 405 basis points to LIBOR (30 day) plus 325 basis points.
(6) The loan has a five year extension option subject to the fulfillment of certain conditions. During January 2014, the Company entered into a swap transaction and the loan now has a fixed interest rate of 3.24%.
(7) The loan is interest-only. In conjunction with the acquisition of The Centre at Salisbury, the Company guaranteed a maximum amount of $3.5 million until certain financial covenants are met for two consecutive years.

Corporate Facilities

2013 Senior Facility

On November 22, 2013, the Company entered into a $510.0 million secured credit facility that provides borrowings on a revolving basis of up to $250.0 million (the "2013 Revolver") and a $260.0 million senior secured term loan (the "2013 Term Loan" and together with the 2013 Revolver, the "2013 Senior Facility"). Borrowings on the 2013 Senior Facility bear interest at LIBOR plus 185 to 300 basis points based on the Company's corporate leverage. Proceeds from the 2013 Senior Facility were used to retire the Company's 2012 Senior Facility, including the 2012 Revolver and the 2012 Term Loan (as each term is defined below), and the $70.9 million non-recourse mortgage loan on Southland Mall in California prior to its maturity date in January 2014. The Company has the option, subject to the satisfaction of certain conditions precedent, to exercise an "accordion" provision to increase the commitments under the 2013 Revolver and/or incur additional term loans in the aggregate amount of $250.0 million such that the aggregate amount of the commitments and outstanding loans under the 2013 Secured Facility does not exceed $760.0 million. During the year ended December 31, 2014, the Company exercised a portion of its "accordion" feature on the 2013 Senior Facility to increase the available borrowings of the 2013 Revolver thereunder from $250.0 million to $285.0 million. The term and rates of the Company's 2013 Senior Facility were otherwise unchanged.

The 2013 Revolver has an initial term of four years with a one year extension option and the 2013 Term Loan has a term of five years. As of December 31, 2014 and December 31, 2013, the Company had $10.0 million and $48.0 million outstanding on the 2013 Revolver. The default interest rate following a payment event of default under the 2013 Senior Facility is 3.00% more than the then-applicable interest rate. The Company is required to pay an unused fee related to the 2013 Revolver equal to 0.20% per year if the aggregate unused amount is greater than or equal to 50% of the 2013 Revolver or 0.30% per year if the aggregate unused amount is less than 50% of the 2013 Revolver.  During the years ended December 31, 2014 and December 31, 2013, the Company incurred $0.8 million and $0.1 million, respectively of unused fees related to the 2013 Revolver. Under the 2013 Term Loan, letters of credit totaling $5.2 million were outstanding as of December 31, 2014 in connection with five properties. During the year ended December 31, 2014, we incurred $0.1 million of letter of credit fees. As of December 31, 2013, no letters of credit were outstanding.

The 2013 Senior Facility contains representations and warranties, affirmative and negative covenants and defaults that are customary for such a real estate loan. In addition, the 2013 Senior Facility requires compliance with certain financial covenants, including borrowing base loan to value and debt yield, corporate maximum leverage ratio, minimum ratio of adjusted consolidated earnings before interest, tax, depreciation and amortization to fixed charges, minimum tangible net worth, minimum mortgaged property requirement, maximum unhedged variable rate debt and maximum recourse indebtedness. Failure to comply with the covenants in the 2013 Senior Facility would result in a default thereunder and, absent a waiver or an amendment from our lenders, permit the acceleration of all outstanding borrowings under the 2013 Senior Facility. No assurance can be given that we would be successful in obtaining such waiver or amendment in this current financial climate, or that any accommodations that we were able to negotiate would be on terms as favorable as those in the 2013 Senior Facility. In December 2014, the Company entered into an amendment of the 2013 Senior Facility whereby certain modifications were made to the financial covenant calculations. As of December 31, 2014, the Company was in compliance with all of the debt covenants related to the 2013 Senior Facility.

As of December 31, 2014, $2.12 billion of land, buildings and equipment (before accumulated depreciation), excluding Knollwood Mall, have been pledged as collateral for our mortgages, notes and loans payable. Certain mortgage notes payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance. The weighted-average interest rate on our collateralized mortgages, notes and loans payable was approximately 4.6% and 4.6% as of December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, the average remaining term was 4.7 years and 4.9 years, respectively.

Table of Contents                                                 ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

2012 Senior Facility and Subordinated Facility

On January 12, 2012, the Company entered into a senior secured credit facility that provided borrowings on a revolving basis of up to $50.0 million (the “2012 Revolver”) and a senior secured term loan (the “2012 Term Loan” and together with the 2012 Revolver, the “2012 Senior Facility”). The interest rate during the year ended 2012 was renegotiated from LIBOR plus 5.0% (with a LIBOR floor of 1.0%) to LIBOR plus 4.5% (with no LIBOR floor). In January 2013, in order to maintain the same level of liquidity, the Company paid down an additional $100.0 million on the 2012 Term Loan and increased the 2012 Revolver from $50.0 million to $150.0 million. In conjunction with the Company's entrance into the 2013 Senior Facility, the 2012 Senior Facility was terminated.

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

As of December 31, 2014, future scheduled maturities of outstanding long term debt obligations are as follows ($ in thousands):

Total
2015	$213,119
2016	332,762
2017	140,759
2018	328,892
2019	11,752
Thereafter	556,446
$1,583,730
Unamortized market rate adjustment	769
Total mortgages, notes and loans payable	$1,584,499

Table of Contents                                                 ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6                                                ACCOUNTS PAYABLE AND ACCRUED EXPENSES, NET

The following table summarizes the significant components of accounts payable and accrued expenses, net:

	December 31,
	2014	2013
	(In thousands)
Below-market tenant leases, net (Note 2)	$43,292	$40,247
Construction payable	16,272	21,821
Accounts payable and accrued expenses	9,901	10,310
Deferred income	5,471	6,539
Accrued dividend	9,885	6,454
Accrued payroll and other employee liabilities	9,352	7,942
Accrued real estate taxes	9,028	5,640
Asset retirement obligation liability	4,545	4,745
Accrued interest	4,380	4,213
Tenant and other deposits	1,336	1,249
Other	514	523
Total accounts payable and accrued expenses, net	$113,976	$109,683

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

The effective portion of changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) ("AOCI/L") and is subsequently reclassified into earnings in the period in which the hedged forecasted transactions affect earnings. During the year ended December 31, 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate borrowings. The ineffective portion of the change in fair value of the derivatives is recognized in earnings. During the year ended December 31, 2014, the Company recorded no hedge ineffectiveness for the interest rate swap. The Company had no cash flow hedges during the year ended December 31, 2013.

Amounts reported in AOCI/L related to derivatives are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of December 31, 2014, the Company expects that an additional $0.7 million will be reclassified as an increase to interest expense over the next 12 months.

Interest Rate Swap

Table of Contents                                                 ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

The Company entered into an interest rate swap to hedge the risk of changes in cash flows on borrowings related to the West Valley Mall in January 2014. The interest related to this loan was computed at a variable rate of LIBOR plus 1.75% and the Company swapped this for a fixed rate of 1.49% plus a spread of 1.75%. The interest rate swap protects the Company from increases in the hedged cash flows attributable to increases in LIBOR. The interest rate swap matures in June 2018.

As of December 31, 2014, the Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
		(in thousands)
Interest rate swap	1	$59,000

Non-Designated Hedges - Interest Rate Caps

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the hedge accounting requirements. Changes in the fair value of the derivative not designated as hedges are recorded directly in earnings. For each of the years ended December 31, 2014 and 2013, such amounts equaled $0.04 million and $0.01 million. As of December 31, 2014, the Company had the following outstanding derivative that was not designated as a hedge in qualifying hedging relationships:

Interest Rate Derivative	Number of Instruments	Notional Amount
		(in thousands)
Interest rate cap	1	$65,305

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Company's Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013:

Instrument Type	Location in consolidated balance sheets	Notional Amount	Designated Benchmark Interest Rate	Strike Rate	Fair Value at December 31, 2014	Fair Value at December 31, 2013	Maturity Date
Derivative not designated as hedging instruments		(dollars in thousands)
Interest Rate Cap	Prepaid expenses and other assets, net	$65,305	One-month LIBOR	4.5%	$1	$45	May 2016
Derivative designated as hedging instruments
Pay fixed / receive variable rate swap	Accounts payable and accrued expenses, net	$59,000	One-month LIBOR	1.5%	$(482)	$—	June 2018

The table below presents the effect of the Company’s derivative financial instruments on the Company's Consolidated and Combined Statements of Operations and Comprehensive Loss for the year ended December 31, 2014. The Company had no cash flow hedges during the year ended December 31, 2013.

Table of Contents                                                 ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

			Location of Losses Reclassified from OCI/L Into Earnings (Effective Portion)			Location of Gain (Loss) Recognized in Earnings (Ineffective Portion)
Hedging Instrument	Gain (Loss) Recognized in OCI/L (Effective Portion)			Loss Recognized in Earnings (Effective Portion)			Gain Recognized in Earnings (Ineffective Portion)
	(dollars in thousands)
Year Ended December 31,	2014	2013		2014	2013		2014	2013

Pay fixed / receive variable rate swap	$(1,210)	$—	Interest expense	$728	$—	n.a.	$—	$—

Credit Risk-Related Contingent Features

The Company has an agreement with its derivative counterparty that contains a provision whereby if the Company defaults on any of its indebtedness, including a default whereby repayment of such indebtedness has not been accelerated by the lender, the Company could also be declared in default on its derivative obligations. The Company has not posted any collateral related to this agreement. As of December 31, 2014, the fair value of the derivative liability, which includes accrued interest but excludes any adjustment for nonperformance risk, related to this agreement was $0.6 million. If the Company had breached this provision as of December 31, 2014, it would have been required to settle its obligations under the agreement at its termination value of $0.6 million.

NOTE 8                                                   DISPOSITIONS, DISCONTINUED OPERATIONS AND GAINS (LOSSES) ON DISPOSITIONS OF INTEREST IN OPERATING PROPERTIES

In June 2013, the Company conveyed its interest in Boulevard Mall to the lender of the loan related to the property. The property had been transferred to special servicing in January 2013 and was conveyed in full satisfaction of the debt. This resulted in a gain of extinguishment of debt of $14.0 million for the year ended December 31, 2013. Additionally, the conveyance of the property was structured as a reverse like-kind exchange transaction under Code Section 1031 for income tax purposes. In June 2014, the Company reversed its value on an outstanding environmental liability on Boulevard Mall of ($0.4) million and is included in "Other" in the Company's Consolidated and Combined Statements of Operations and Comprehensive Loss.

The Company's disposition and gain on extinguishment of debt, for the periods presented, are included in "Loss from discontinued operations" in the Company's Consolidated and Combined Statements of Operations and Comprehensive Loss and is summarized in the table set forth below.

	Years ended December 31,
	2013	2012
	(In thousands, except per share amounts)
Total revenues	$4,812	$9,675
Operating expenses including depreciation and amortization	3,082	8,780
Provision for impairment	21,661	—
Total expenses	24,743	8,780

Operating income (loss)	(19,931)	895
Interest expense	(3,227)	(6,786)
Net loss from discontinued operations	(23,158)	(5,891)
Gain on extinguishment of debt	13,995	—
Net loss from discontinued operations	$(9,163)	$(5,891)
Net loss from discontinued operations per share- Basic and Diluted	$(0.19)	$(0.13)

In October 2014, the Company entered into an agreement to sell The Shoppes at Knollwood Mall in St. Louis Park, MN. The sale was completed in January 2015 for gross proceeds of $106.7 million. The mortgage debt balance of $35.1 million was defeased simultaneously with the sale of the property. Net proceeds at closing were $54.7 million. The interest rate on the debt was 5.35% and the original maturity was October 2017.
The carrying amounts of the major classes of assets and liabilities of The Shoppes at Knollwood Mall classified as “held for sale” on the Consolidated Balance Sheet as of December 31, 2014 were as follows:

Assets:
Net investment in real estate	$55,647

Liabilities:
Mortgages, notes and loans payable, net of market rate adjustment	$33,481
Accounts payable and accrued expenses, net	5,109
Total Liabilities	$38,590

NOTE 9                                                   INCOME TAXES

The Company has elected to be taxed as a REIT beginning with the filing of its tax return for the 2011 fiscal year. As of December 31, 2014, the Company has met the requirements of a REIT for the 2013 fiscal year and has filed the tax returns accordingly. Subject to its ability to meet the requirements of a REIT, the Company intends to maintain this status in future periods.

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

Table of Contents                                                 ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

The Company has a subsidiary that it elected to treat as a taxable REIT subsidiary (TRS), which is subject to federal and state income taxes. For the years ended December 31, 2014, 2013 and 2012, the Company incurred approximately $0.07 million, $0.08 million and $0.1 million, respectively, in taxes associated with the TRS, which are recorded in "Provision for income taxes" on the Company's Consolidated and Combined Statements of Operations.

NOTE 10                                                    COMMON STOCK

On January 13, 2014, the Company issued 8,050,000 shares of common stock in an underwritten public offering of its common stock at a public offering price of $19.50 per share. Net proceeds of the public offering were approximately $150.7 million after deducting the underwriting discount of $6.3 million and offering costs.

During the year ended December 31, 2013, 359,056 shares of the Company's Class B common stock were converted into 359,056 shares of the Company's common stock, at the request of the then holders of the Class B common stock. During the year ended December 31, 2013, the Company also sold 10,559 shares of common stock which were held as treasury stock at a stock price of $17.91 per share.

Brookfield Asset Management, Inc. and its affiliates (collectively, "Brookfield") owned approximately 33.6% of the Company as of December 31, 2014.

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

On October 30, 2014, the Company's Board of Directors declared a fourth quarter common stock dividend of $0.17 per share, which was paid on January 30, 2015 to stockholders of record on January 15, 2015.

Dividend Reinvestment and Stock Purchase Plan

On May 12, 2014, the Company established a Dividend Reinvestment and Stock Purchase Plan ("DRIP"). Under the DRIP, the Company's stockholders may purchase additional shares of common stock by automatically reinvesting all or a portion of the cash dividends paid on their shares of common stock or by making optional cash payments, or both, at fees described in the DRIP prospectus. The DRIP commenced with the payment of the second quarter dividend which was paid on July 31, 2014 to stockholders of record on July 15, 2014. To date, the Company has purchased the shares needed to satisfy the DRIP elections in the open market. No additional shares have been issued.

Employee Stock Purchase Plan

On July 1, 2014, the Company commenced enrollment under its Employee Stock Purchase Plan (the "ESPP"). The ESPP was implemented to provide eligible employees of the Company and its participating subsidiaries with an opportunity to purchase common stock of the Company at a discount of 5%, through accumulated payroll deductions or other permitted contributions. The ESPP was adopted by the Company's Board of Directors on February 27, 2014 and approved by its stockholders on May 9, 2014. The first offering period commenced on August 1, 2014 and had a duration of three months, closing on October 31, 2014. The maximum number of shares of common stock that may be issued under the ESPP is 500,000 subject to adjustments under certain circumstances. As a result of the ESPP, 1,376 shares were issued under the ESPP during the year ended December 31, 2014.

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

The following tables summarize stock option activity for the Equity Plan for the years ended December 31, 2014 and 2013:

	2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock options outstanding at January 1,	2,579,171	$15.14	1,945,643	$14.64
Granted	778,498	18.36	695,900	16.48
Exercised	(1,680)	16.48	(10,880)	14.72
Forfeited	(42,120)	15.34	(51,492)	14.43
Expired	—	—	—	—
Stock options outstanding at December 31,	3,313,869	$15.89	2,579,171	$15.14

	Stock Options Outstanding (1)
Issuance	Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price
March 2012	1,500,514	7.25	$14.72
May 2012	21,900	7.42	13.71
August 2012	36,400	7.67	13.75
October 2012	297,257	7.84	14.47
February 2013	679,300	8.17	16.48
February 2014	750,300	9.15	18.40
July 2014	28,198	9.57	17.20
Stock options outstanding at December 31, 2014	3,313,869	7.92	$15.89

Explanatory Note:

(1) As of December 31, 2014 and December 31, 2013, 878,288 and 371,214, respectively, stock options became fully vested and are currently exercisable. As of December 31, 2014, and December 31, 2013, the intrinsic value of these options was $3.2 million and $2.8 million, respectively, and such stock options had a weighted average stock price of $14.93 and $14.65, respectively. The weighted average remaining contractual term as of December 31, 2014 and December 31, 2013 was 7.5 and 8.4 years, respectively.

The Company recognized $1.8 million, $1.4 million and $1.0 million in compensation expense related to the stock options for the years ended December 31, 2014, 2013 and 2012, respectively, which is recorded in "General and administrative" on the Company's Consolidated and Combined Statements of Operations and Comprehensive Loss.

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

The following table summarizes restricted stock activity for the years ended December 31, 2014 and 2013:

	2014		2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock grants outstanding at January 1,	278,617	$14.85	263,669	$14.69
Granted	42,489	18.40	36,573	16.48
Forfeited	—	—	(4,160)	14.72
Cancelled	—	—	—	—
Vested	(115,375)	15.08	(17,465)	15.47
Nonvested restricted stock grants outstanding at December 31,	205,731	$15.45	278,617	$14.85

The 4,160 shares of restricted stock that were forfeited during the year ended December 31, 2013 will be held in treasury for future restricted stock or option issuances.

The weighted average remaining contractual term (in years) of granted, nonvested awards as of December 31, 2014 was 0.9 years.

The Company recognized $1.9 million, $1.6 million and $1.5 million in compensation expense related to the restricted stock for the years ended December 31, 2014, 2013 and 2012, respectively, which is included in "General and administrative" on the Company's Consolidated and Combined Statements of Operations and Comprehensive Loss.

Other Disclosures

The estimated values of options granted in the table above are based on the Black-Scholes pricing model using the assumptions in the table below.  The estimate of the risk-free interest rate is based on the average of a 5- and 10-year U.S. Treasury note on the date the options were granted.  The estimate of the dividend yield and expected volatility is based on a review of publicly-traded peer companies.  The expected life is computed using the simplified method as the Company does not have historical share option data. The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model with the following 2014 and 2013 weighted-average assumptions:

2014:
Risk-free interest rate	1.83% - 1.95%
Dividend yield	3.70% - 3.95%
Expected volatility	27.75% - 28.27%
Expected life (in years)	6.5

2013:
Risk-free interest rate	1.10%
Dividend yield	4.25%
Expected volatility	26.00%
Expected life (in years)	6.5

As of December 31, 2014, total compensation expense, which had not yet been recognized, related to nonvested options and restricted stock grants was $7.4 million. Of this total, $3.2 million relates to 2015, $2.4 million relates to 2016, $1.1 million relates to 2017, $0.6 million relates to 2018, and $0.1 million relates to 2019, will be recognized, respectively, in "General and administrative" on the Company's Consolidated and Combined Statements of Operations and Comprehensive Loss. These amounts may be impacted by future grants, changes in forfeiture estimates or vesting terms, and actual forfeiture rates differing from estimated forfeiture rates.

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

On August 29, 2014, the Company purchased a 51% interest in three limited liability companies which together own and operate The Mall at Barnes Crossing, the Market Center, a strip shopping center located adjacent to the property, and various vacant land parcels associated with the development (collectively referred to as "The Mall at Barnes Crossing"). The Company determined it holds the controlling interest in the The Mall at Barnes Crossing. As a result, the joint venture is presented on the Company's Consolidated and Combined Financial Statements as of December 31, 2014 and for the year ended December 31, 2014 on a consolidated basis, with the interests of the third parties reflected as a non-controlling interest.

In connection with the acquisition, the Company formed a joint venture with other interest holders in the properties. Pursuant to the joint venture arrangements, the Company has the exclusive authority to manage the business of the joint venture, except for certain actions (e.g., disposing of the properties and incurring debt under certain circumstances) that would require the consent of a joint venture partner. At any time after August 29, 2017 (or earlier under certain circumstances), the Company will have the right to purchase its partners' interests in the joint venture at a purchase price generally equal to their fair market value (the "Call Price"). In addition, during the 30-day period beginning on August 29, 2017, a third-party partner will have a one-time option to cause us to purchase each third-party partner's respective interests in the joint venture at a purchase price calculated in the same manner as the Call Price. Consideration paid to our partners for their interests in the joint venture may, under certain circumstances, be in the form of shares of our common stock and/or common units ("Units") of our operating partnership, Rouse Properties, LP (the "Operating Partnership"). If the consideration for the Call Price includes Units, the Company, the Operating Partnership and a third-party partner will enter into a tax protection agreement that will provide for indemnification of such partner under certain circumstances against certain tax liabilities incurred by such partner, if such liabilities result from a transaction involving a taxable disposition of The Mall at Barnes Crossing or the failure to offer such partner the opportunity to guarantee certain indebtedness.

NOTE 13                                            RENTALS UNDER OPERATING LEASES

The Company receives rental income from the leasing of retail space under operating leases. The minimum future rentals based on operating leases of the Company's consolidated properties owned as of December 31, 2014 are as follows:

Year	Amount
(In thousands)
2015	$242,263
2016	201,027
2017	161,901
2018	126,967
2019	105,235
Subsequent	409,646
$1,247,039

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

NOTE 14                                            RELATED PARTY TRANSACTIONS

Transition Services Agreement with GGP

The Company entered into a transition services agreement with GGP whereby GGP or its subsidiaries provided to us, on a transitional basis, certain specified services for various terms not exceeding 18 months following the spin-off. The services that GGP provided to the Company included, amongst others, payroll, human resources and employee benefits, financial systems management, treasury and cash management, accounts payable services, telecommunications services, information technology services, asset management services, legal and accounting services and various other corporate services. The charges for the transition services generally were intended to allow GGP to fully recover their costs directly associated with providing the services, plus a level of profit consistent with an arm’s length transaction together with all out-of-pocket costs and expenses. The charges of each of the transition services were generally based on an hourly fee arrangement and pass-through out-of-pocket costs. As of December 31, 2013, the transition services agreement with GGP was terminated. For the years ended December 31, 2013 and 2012, the costs associated with the transition services agreement were $0.1 million and $1.5 million, respectively.

Office Leases with Brookfield

Upon its spin-off from GGP, the Company assumed a 10-year lease agreement with Brookfield, as landlord, for office space for its corporate office in New York City. Costs associated with the office lease for the years ended December 31, 2014, 2013 and 2012 were $1.1 million, $1.1 million, and $1.0 million, respectively. There are no outstanding amounts payable as of December 31, 2014.  In addition, the landlord completed the build out of the Company's office space during 2012 for $1.7 million and there are no further costs payable. The costs associated with the build out of the Company's office space were capitalized in "Buildings and equipment" on the Company's Consolidated Balance Sheets.

During 2012, the Company entered into a 5-year lease agreement with Brookfield, as landlord, for office space for its regional office in Dallas, Texas. The lease commenced in October 2012 with no payments due for the first 12 months. During April 2013, the Company amended the lease and expanded its current space. Costs associated with the office lease for the year ended December 31, 2013 were $0.03 million, of which $0.01 million was payable as of December 31, 2013. Effective December 30, 2013, the Brookfield subsidiary sold the office building in which the office space is located to a third party.

The following table describes the Company's future rental expenses related to the office leases for the Company's New York office:

Year	Amount
(In thousands)
2015	$1,076
2016	1,086
2017	1,147
2018	1,147
2019	1,147
Subsequent	2,230
$7,833

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

Business Information and Technology Costs

As part of the spin-off from GGP, the Company commenced the development of its initial information technology platform ("Brookfield Platform"). The development of the Brookfield Platform required us to purchase, design and create various information technology applications and infrastructure. Brookfield Corporate Operations, LLC ("BCO") had been engaged to assist in the project development and to procure the various applications and infrastructure of the Company. The Company incurred approximately $0.3 million and $2.8 million of infrastructure costs during the years ended December 31, 2014 and 2013, respectively. For the years ended December 31, 2014 and 2013, the Company had approximately $8.3 million and $8.0 million, respectively, of infrastructure costs which were capitalized in "Buildings and equipment" on the Company's Consolidated Balance Sheets. As of December 31, 2014, no costs were outstanding and payable.

The Company was also required to pay a monthly information technology services fee to BCO. Approximately $3.1 million and $2.0 million in costs were incurred for the years ended December 31, 2014 and December 31, 2013, respectively. As of the year ended December 31, 2014, $0.3 million of costs were outstanding and payable. As of December 31, 2013, no costs were outstanding and payable.

Currently, the Company is undertaking the development of its own information technology platform ("Rouse Platform"). As of December 31, 2014, the Company had incurred approximately $8.0 million of infrastructure costs, of which $7.1 million is included in "Buildings and equipment" on the Company's Consolidated Balance Sheets that is related to the purchase, design of various technology applications and infrastructure of the Rouse Platform. The remaining $1.0 million is included in "Other" on the Company's Consolidated Statements of Operations and Comprehensive Loss that is related to the planning, scoping and data governance of developing the Rouse Platform. As of December 31, 2014, $0.3 million were outstanding and payable.

In connection with the development of the Rouse Platform, the Company accelerated the amortization of the remaining Brookfield Platform cost resulting in additional amortization expense of $3.6 million for the year ended December 31, 2014, which is included in "Depreciation and amortization" on the Company's Consolidated Statements of Operations and Comprehensive Loss.

Financial Service Center

During 2013, the Company engaged BCO's financial service center to manage certain administrative services of Rouse, such as accounts payable and receivable, employee expenses, lease administration, and other similar types of services. Approximately $2.2 million and $1.2 million in costs were incurred for the years ended December 31, 2014 and 2013, respectively, and are recorded in "General and administrative" on the Company's Consolidated Statements of Operations and Comprehensive Loss. As of the years ended December 31, 2014 and 2013, there were $0.2 million and no costs outstanding and payable, respectively.

Demand Deposit from Brookfield U.S. Holdings

In August 2012, the Company entered into an agreement with Brookfield U.S. Holdings (U.S. Holdings) to place funds into an interest bearing account which earns interest at LIBOR plus 1.05% per annum. The demand deposit is secured by a note from U.S. Holdings and guaranteed by Brookfield Asset Management Inc. The demand deposit had an original maturity of February 14, 2013 and was extended to November 14, 2014. However, the Company may have demanded the funds earlier by providing U.S. Holdings with a three day notice. The Company earned approximately $0.3 million, $0.5 million, and $0.7 million in interest income for the years ended December 31, 2014, 2013 and 2012, respectively. As of the year ended December 31, 2013, the Company had no outstanding deposit with U.S. Holdings. As of the year ended December 31, 2014, the agreement has been terminated.

NOTE 15                                             COMMITMENTS AND CONTINGENCIES
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

NOTE 16                                             QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth the selected quarterly financial data for the Company (dollars in thousands, except per share amounts).

	For the Quarters Ended
	March 31,	June 30,	September 30,	December 31,
2014
Total revenues	$67,839	$67,790	$74,783	$81,715
Operating income	13,340	10,677	322	7,100
Net loss	(4,425)	(8,175)	(26,372)	(12,711)
Net loss per share - Basic and diluted	(0.08)	(0.14)	(0.46)	(0.22)
Dividends declared per share	0.17	0.17	0.17	0.17
Weighted average shares outstanding	56,129,522	57,519,079	57,519,412	57,531,859

2013
Total revenues	$57,496	$58,381	$60,315	$67,350
Operating income	12,640	12,387	13,133	(912)
Net loss	(29,486)	4,116	(4,683)	(24,692)
Net loss per share - Basic and diluted	(0.60)	0.08	(0.09)	(0.50)
Dividends declared per share	0.13	0.13	0.13	0.13
Weighted average shares outstanding	49,332,151	49,342,013	49,346,798	49,358,281

NOTE 17                                    SUBSEQUENT EVENTS

In January 2015, the Company sold The Shoppes at Knollwood in St. Louis Park, MN, for gross proceeds of $106.7 million. The mortgage debt balance of $35.1 million was defeased simultaneously with the sale of the property. Net proceeds of $54.7 million were available for general corporate purposes, including acquisitions and ongoing capital investments within the existing portfolio.

In January 2015, the Company acquired Mt. Shasta Mall located in Redding, CA, for a total purchase price of $49.0 million. In February 2015, the Company placed a new $31.9 million non-recourse mortgage loan on the property that bears interest at 4.19%, matures in March 2025, is interest only for the first three years and amortizes on a 30 year schedule thereafter. The transaction will be accounted for using the acquisition method of accounting. Accordingly, the results of operations of Mt. Shasta Mall since the acquisition date will be included in our Condensed Consolidated Financial Statements for the first quarter of 2015. We are in the process of gathering information to allocate the purchase price to the assets acquired and liabilities assumed. All of the assets acquired and liabilities assumed in the transaction will be recognized at their acquisition date fair values.

In February 2015, the Company paid off the remaining mortgage loan balance of $10.4 million on Washington Park Mall.

In February 2015, the Company's Board of Directors declared a first quarter common stock dividend of $0.18 per share, which will be paid on April 30, 2015 to stockholders of record on April 15, 2015.

In February 2015, the loan associated with Vista Ridge Mall was transferred to special servicing.

Table of Contents                         ROUSE PROPERTIES, INC.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2014
(Dollars in thousands)

			Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period (2)
Name of Center	Location	Encumbrance (1)	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date Acquired	Life Which Latest Income Statement is Computed
Animas Valley Mall	Farmington, NM	$50,053	$6,509	$32,270	—	$(421)	$6,509	$31,849	$38,358	$4,627	2010	(3)
Barnes Crossing, The Mall at	Tupelo, MS	67,000	18,300	82,583	—	—	18,300	82,583	100,883	1,503	2014	(3)
Bayshore Mall	Eureka, CA	46,500	4,770	33,306	780	12,780	5,550	46,086	51,636	4,837	2010	(3)
Bel Air Mall	Mobile, AL	111,276	8,969	122,537	—	205	8,969	122,742	131,711	5,496	2014	(3)
Birchwood Mall	Port Huron, MI	—	8,316	44,884	—	1,100	8,316	45,984	54,300	6,260	2010	(3)
Cache Valley Mall	Logan, UT	—	3,963	26,842	(70)	6,268	3,893	33,110	37,003	4,595	2010	(3)
Chesterfield Towne Center	Richmond, VA	106,867	19,546	146,148	(159)	(2,086)	19,387	144,062	163,449	5,643	2013	(3)
Chula Vista Center	Chula Vista, CA	70,000	13,214	71,598	1,149	14,485	14,363	86,083	100,446	9,530	2010	(3)
Collin Creek Mall	Plano, TX	58,148	14,747	48,103	(1,067)	(10,016)	13,680	38,087	51,767	—	2010	(3)
Colony Square Mall	Zanesville, OH	—	4,253	29,577	—	441	4,253	30,018	34,271	4,010	2010	(3)
Gateway Mall	Springfield, OR	—	7,097	36,573	—	6,211	7,097	42,784	49,881	5,222	2010	(3)
Grand Traverse Mall	Traverse City, MI	59,479	11,420	46,409	—	180	11,420	46,589	58,009	5,892	2012	(3)
Greenville Mall	Greenville, NC	40,696	9,088	42,087	—	(101)	9,088	41,986	51,074	3,674	2013	(3)
Lakeland Square	Lakeland, FL	68,053	10,938	56,867	1,308	17,168	12,246	74,035	86,281	9,470	2010	(3)
Lansing Mall	Lansing, MI	—	9,615	49,220	350	17,497	9,965	66,717	76,682	7,524	2010	(3)
Mall St. Vincent	Shreveport, LA	—	4,604	21,927	—	12,136	4,604	34,063	38,667	3,347	2010	(3)
NewPark Mall	Newpark, CA	65,305	17,847	58,384	2,867	8,858	20,714	67,242	87,956	7,788	2010	(3)
North Plains Mall	Clovis, NM	—	2,217	11,768	—	1,126	2,217	12,894	15,111	1,810	2010	(3)
Pierre Bossier Mall	Bossier City, LA	50,291	7,522	38,247	817	11,977	8,339	50,224	58,563	5,707	2010	(3)
Salisbury, The Centre at	Salisbury, MD	115,728	22,580	105,376	—	(436)	22,580	104,940	127,520	5,522	2013	(3)
Sierra Vista, The Mall at	Sierra Vista, AZ	—	7,078	36,441	—	(67)	7,078	36,374	43,452	4,656	2010	(3)
Sikes Senter	Wichita Falls, TX	—	5,915	34,075	—	3,559	5,915	37,634	43,549	4,730	2010	(3)
Silver Lake Mall	Coeur d'Alene, ID	—	3,237	12,914	—	3,228	3,237	16,142	19,379	2,067	2010	(3)
Southland Center	Taylor, MI	76,037	13,697	51,860	1	6,358	13,698	58,218	71,916	7,316	2010	(3)
Southland Mall	Hayward, CA	—	23,407	81,474	—	9,511	23,407	90,985	114,392	18,602	2010	(3)
Spring Hill Mall	West Dundee, IL	—	8,219	23,679	1,206	2,224	9,425	25,903	35,328	3,641	2010	(3)
Steeplegate Mall	Concord, NH	45,858	11,438	42,030	(6,118)	(24,880)	5,320	17,150	22,470	—	2010	(3)
Three Rivers Mall	Kelso, WA	—	2,079	11,142	—	17,823	2,079	28,965	31,044	1,620	2010	(3)
Turtle Creek, The Mall at	Jonesboro, AR	79,630	22,254	79,579	—	314	22,254	79,893	102,147	8,143	2012	(3)
Valley Hills Mall	Hickory, NC	66,492	10,047	61,817	—	(568)	10,047	61,249	71,296	8,684	2010	(3)
Vista Ridge Mall	Lewisville, TX	67,934	15,965	46,560	—	(181)	15,965	46,379	62,344	6,023	2010	(3)
Washington Park Mall	Bartlesville, OK	10,152	1,389	8,213	—	151	1,389	8,364	9,753	1,274	2010	(3)
West Valley Mall	Tracy, CA	59,000	31,341	38,316	—	5,298	31,341	43,614	74,955	7,437	2010	(3)
Westwood Mall	Jackson, MI	—	5,708	28,006	—	229	5,708	28,235	33,943	3,348	2010	(3)
White Mountain Mall	Rock Springs, WY	—	3,010	11,419	—	4,190	3,010	15,609	18,619	1,920	2010	(3)
Total Held For Use Properties		$1,314,499	$370,299	$1,672,231	$1,064	$124,561	$371,363	$1,796,792	$2,168,155	$181,918
Other		270,000	—	—	—	23,280	—	23,280	23,280	7,920
Total Held For Use Portfolio		$1,584,499	$370,299	$1,672,231	$1,064	$147,841	$371,363	$1,820,072	$2,191,435	$189,838

The Shoppes at Knollwood Mall	St. Louis Park, MN	$33,481	$6,127	$32,905	$—	$21,489	$6,127	$54,394	$60,521	$4,874	2010	(3)
Held For Sale Property		$33,481	$6,127	$32,905	$—	$21,489	$6,127	$54,394	$60,521	$4,874

Total Portfolio		$1,617,980	$376,426	$1,705,136	$1,064	$169,330	$377,490	$1,874,466	$2,251,956	$194,712

Table of Contents                         ROUSE PROPERTIES, INC.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2014
(Dollars in thousands)

Explanatory Notes:

(1) See description of mortgages, notes, and loans payable in Note 5 to the consolidated and combined financial statements.
(2) The aggregate cost of land, buildings, and improvements for federal income tax purposes was approximately $2.0 billion as of December 31, 2014.
(3) Depreciation is computed based upon the following estimated useful lives:

Years
Buildings and improvements	40
Equipment and fixtures	5-10
Tenant improvements	Shorter of useful life or applicable lease term

1. Reconciliation of Real Estate:

The changes in real estate for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
	(In thousands)
Balance at January 1,	$1,948,131	$1,652,755	$1,462,482
Improvements and additions	120,031	68,236	34,865
Acquisitions	238,510	349,269	176,242
Dispositions and write-offs	(31,752)	(85,308)	(20,834)
Impairments	(22,964)	(36,821)	—
Balance at December 31,	$2,251,956	$1,948,131	$1,652,755

Table of Contents                         ROUSE PROPERTIES, INC.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2014
(Dollars in thousands)

2. Reconciliation of Accumulated Depreciation:

The changes in accumulated depreciation for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
	(In thousands)
Balance at January 1,	$142,432	$116,336	$72,620
Depreciation expense	91,248	66,497	64,550
Dispositions and write-offs	(31,752)	(32,015)	(20,834)
Impairments	(7,216)	(8,386)	—
Balance at December 31,	$194,712	$142,432	$116,336

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROUSE PROPERTIES, INC.
By: /s/ JOHN WAIN
John Wain Chief Financial Officer
(Principal Financial Officer)	March 6, 2015
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

Signature	Title	Date

/s/ ANDREW SILBERFEIN	Director and Chief Executive Officer
Andrew Silberfein	(Principal Executive Officer)	March 6, 2015

/s/ JOHN WAIN	Chief Financial Officer
John Wain	(Principal Financial Officer)	March 6, 2015

/s/ MICHAEL GRANT	Chief Accounting Officer
Michael Grant	(Principal Accounting Officer)	March 6, 2015

/s/ JEFFREY BLIDNER
Jeffrey Blidner	Director	March 6, 2015

/s/ RIC CLARK
Ric Clark	Director	March 6, 2015

/s/ CHRISTOPHER HALEY
Christopher Haley	Director	March 6, 2015

/s/ MICHAEL HEGARTY
Michael Hegarty	Director	March 6, 2015

/s/ BRIAN KINGSTON
Brian Kingston	Director	March 6, 2015

/s/ DAVID KRUTH
David Kruth	Director	March 6, 2015

/s/ MICHAEL MULLEN
Michael Mullen	Director	March 6, 2015

Exhibit Index

Exhibit Number	Exhibit Description
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

10.9
Secured Credit Agreement, dated as of November 22, 2013, among Rouse Properties, L.P. and the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed November 26, 2013)

10.10
Amendment Regarding Increase to Secured Credit Agreement, dated as of March 3, 2014, among Rouse Properties, L.P., as Borrower, and KeyBank National Association, as Administrative Agent, and the Other Lenders party thereto.

10.11
First Amendment to Secured Credit Agreement, dated as of December 29, 2014, among Rouse Properties, L.P., as Borrower, and KeyBank National Association, as Administrative Agent, and the Other Lenders party thereto.

10.12
Subordinated Credit Agreement, dated as of January 12, 2012, between Rouse Properties, Inc. and Trilon (Luxembourg) S.a.r.l., a wholly-owned subsidiary of Brookfield Asset Management Inc. (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K, filed January 19, 2012).

10.13	2012 Equity Incentive Plan for directors, employees and consultants (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K, filed March 29, 2012).
10.14	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K, filed March 29, 2012).
10.15	Form of Restricted Stock Award Agreement for employees (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K, filed March 29, 2012).
10.16	Form of Restricted Stock Award Agreement for directors (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K, filed March 29, 2012).
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

10.19
Restricted Stock Award Agreement between Rouse Properties, Inc. and Benjamin Schall, dated March 12, 2012 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K, filed March 29, 2012).

10.20	Rouse Properties, Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed May 8, 2013).
10.21
Employment Agreement between Andrew Silberfein and Rouse Properties, Inc., dated November 14, 2011 (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form 10-K, filed December 14, 2011).

10.22
Letter Agreement between Andrew Silberfein and Rouse Properties, Inc., dated November 14, 2011 (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form 10, filed December 14, 2011).

10.23
Employment Letter, effective as of September 25, 2012, between Rouse Properties, Inc. and John A. Wain (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed September 28, 2012).

10.24
Standby Purchase Agreement, dated as of December 16, 2011, by and among Rouse Properties, Inc., General Growth Properties, Inc., Brookfield US Corporation and Brookfield Asset Management Inc. (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form 10, filed December 20, 2011).

10.25
Employment Letter, effective as of February 21, 2012, between Rouse Properties, Inc. and Benjamin Schall (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K, filed March 7, 2013).

10.26
Purchase and Sale Agreement and Joint Escrow Instruction, dated as of October 18, 2013, between Rouse Properties, Inc and certain affiliates of The Macerich Company (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K, filed March 5, 2014).

10.27
Employment Letter, effective as of April 5, 2012, between Rouse Properties, Inc. and Susan Elman, (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K, filed March 5, 2014).

10.28	Severance Letter dated February 27, 2014 between Rouse Properties, Inc. and Brian Harper (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 5, 2014).
10.29
Employment Letter, effective as of June 30, 2014, between Rouse Properties, Inc. and Michael Grant (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed August 4, 2014).

10.30	Amended and Restated Agreement of Limited Partnership of Rouse Properties, LP, dated as of October 30, 2014.
10.31	Limited Liability Company Agreement of TUP 130 Parent, LLC, effective as of August 29, 2014
10.32	Limited Liability Company Agreement of TUP 330 Company, LLC, effective as of August 29, 2014
10.33	Limited Liability Company Agreement of TUP 430 Parent, LLC, effective as of August 29, 2014

21.1	List of Subsidiaries of Rouse Properties, Inc.
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Rouse Properties, Inc’s. Annual Report on Form 10-K for the year ended December 31, 2014 has been filed with the SEC on March 6, 2015, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated and Combined Statements of Operations and Comprehensive Loss, (3) Consolidated and Combined Statements of Equity, (4) Consolidated and Combined Statements of Cash Flows and (5) Notes to Consolidated and Combined Financial Statements, tagged as blocks of text.