Form 10-Q
period 2015-03-31
Rouse Properties, Inc.
filed 2015-05-04
CIK 1528558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015
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

The number of shares of Common Stock, $0.01 par value, outstanding on May 1, 2015 was 57,829,834.

Rouse Properties Inc.

ROUSE PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2015	December 31, 2014
	(In thousands)
Assets:
Investment in real estate:
Land	$373,236	$371,363
Buildings and equipment	1,845,858	1,820,072
Less accumulated depreciation	(195,183)	(189,838)
Net investment in real estate	2,023,911	2,001,597
Cash and cash equivalents	11,331	14,308
Restricted cash	52,491	48,055
Accounts receivable, net	34,471	35,492
Deferred expenses, net	50,380	52,611
Prepaid expenses and other assets, net	54,768	62,690
Assets of property held for sale	—	55,647
Total assets	$2,227,352	$2,270,400

Liabilities:
Mortgages, notes and loans payable, net	$1,545,525	$1,584,499
Accounts payable and accrued expenses, net	113,444	113,976
Liabilities of property held for sale	—	38,590
Total liabilities	1,658,969	1,737,065

Commitments and contingencies	—	—

Equity:
Preferred stock: $0.01 par value; 50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2015 and December 31, 2014	—	—
Common stock: $0.01 par value; 500,000,000 shares authorized, 57,837,376 issued and 57,833,216 outstanding as of March 31, 2015 and 57,748,141 issued and 57,743,981 outstanding as of December 31, 2014	578	578
Additional paid-in capital	670,283	679,275
Accumulated deficit	(118,474)	(162,881)
Accumulated other comprehensive loss	(888)	(482)
Total stockholders' equity	551,499	516,490
Non-controlling interest	16,884	16,845
Total equity	568,383	533,335
Total liabilities and equity	$2,227,352	$2,270,400

The accompanying notes are an integral part of these consolidated financial statements.

ROUSE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share amounts)
Revenues:
Minimum rents	$51,534	$45,970
Tenant recoveries	19,949	19,184
Overage rents	1,590	1,464
Other	1,488	1,221
Total revenues	74,561	67,839
Expenses:
Property operating costs	16,875	16,736
Real estate taxes	7,474	6,193
Property maintenance costs	3,385	3,176
Marketing	389	541
Provision for doubtful accounts	497	193
General and administrative	6,470	5,941
Provision for impairment	2,900	—
Depreciation and amortization	25,986	21,045
Other	2,159	674
Total operating expenses	66,135	54,499
Operating income	8,426	13,340

Interest income	13	172
Interest expense	(19,151)	(17,813)
Gain on extinguishment of debt	22,840	—
Provision for income taxes	(236)	(124)
Income (loss) from continuing operations before gain on sale of real estate assets	11,892	(4,425)
Gain on sale of real estate assets	32,509	—
Income (loss) from continuing operations	44,401	(4,425)
Discontinued operations	—	—
Net income (loss)	44,401	(4,425)
Net loss attributable to non-controlling interests	6	—
Net income (loss) attributable to Rouse Properties Inc.	$44,407	$(4,425)

Net income (loss) per share attributable to Rouse Properties Inc - Basic	$0.77	$(0.08)

Net income (loss) per share attributable to Rouse Properties Inc - Diluted	$0.76	$(0.08)

Dividends declared per share	$0.18	$0.17

Other comprehensive income (loss):
Net income (loss)	$44,401	$(4,425)
Other comprehensive loss:
Unrealized loss on financial instrument	(406)	(286)
Comprehensive income (loss)	$43,995	$(4,711)

The accompanying notes are an integral part of these consolidated financial statements.

ROUSE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Common Stock (shares)	Class B Common Stock (shares)	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Equity
	(In thousands, except share amounts)
Balance at December 31, 2013	49,648,436	—	$497	$—	$565,798	$(111,125)	$—	$111	$455,281
Net loss	—	—	—	—	—	(4,425)	—	—	(4,425)
Comprehensive loss	—	—	—	—	—	—	(286)	—	(286)
Issuance of 8,050,000 shares of common stock, net of underwriting discount	8,050,000	—	81	—	150,616	—	—	—	150,697
Offering costs	—	—	—	—	(470)	—	—	—	(470)
Dividends to common shareholders ($0.13 per share for issuance of 8,050,000 shares and $0.17 per share for Q1 dividend)	—	—	—	—	(10,937)	—	—	—	(10,937)
Issuance and amortization of stock compensation	42,489	—	—	—	820	—	—	—	820
Balance at March 31, 2014	57,740,925	—	$578	$—	$705,827	$(115,550)	$(286)	$111	$590,680

Balance at December 31, 2014	57,743,981	—	$578	$—	$679,275	$(162,881)	$(482)	$16,845	$533,335
Net income (loss)	—	—	—	—	—	44,407	—	(6)	44,401
Comprehensive loss	—	—	—	—	—	—	(406)	—	(406)
Dividends to common shareholders ($0.18 per share for Q1 dividend)	—	—	—	—	(10,410)	—	—	—	(10,410)
Issuance and amortization of stock compensation	53,550	—	—	—	865	—	—	—	865
Exercise of options	34,248	—	—	—	553	—	—	—	553
Net assets attributable to Non Controlling Interest (as a result of Business Combinations)	—	—	—	—	—	—	—	45	45
Issuance of shares under Employee Stock Purchase Plan ("ESPP")	1,437	—	—	—	—	—	—	—	—
Balance at March 31, 2015	57,833,216	—	$578	$—	$670,283	$(118,474)	$(888)	$16,884	$568,383

The accompanying notes are an integral part of these consolidated financial statements.

ROUSE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$44,401	$(4,425)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	497	193
Depreciation	23,715	19,161
Amortization	2,271	1,884
Amortization/write-off of deferred financing costs	899	1,272
Amortization/write-off of debt market rate adjustments	(9)	500
Amortization of above/below market leases and tenant inducements	2,498	3,789
Straight-line rent amortization	42	(631)
Stock based compensation	865	820
Provision for impairment	2,900	—
Gain on extinguishment of debt	(22,840)	—
Gain on sale or real estate assets	(32,509)	—
Net changes:
Accounts receivable	380	(2,737)
Prepaid expenses and other assets	1,581	352
Deferred expenses	(2,889)	(4,104)
Restricted cash	(1,536)	2,827
Accounts payable and accrued expenses	(1,779)	(6,377)
Net cash provided by operating activities	18,487	12,524

Cash Flows from Investing Activities:
Acquisition of investment in real estate	(48,000)	—
Proceeds from sale of property, net	90,197	—
Development, building and tenant improvements	(27,388)	(19,917)
Demand deposit with affiliate	—	(50,051)
Deposit for acquisition	—	(1,000)
Restricted cash	1,917	(1,259)
Net cash provided by (used in) investing activities	16,726	(72,227)

Cash Flows from Financing Activities:
Proceeds received from equity offering	—	156,976
Discount from equity offering	—	(6,279)
Proceeds received from stock option exercise	553	—
Payments for offering costs	—	(470)
Proceeds from issuance of mortgages, notes and loans payable	31,850	—
Borrowings under revolving line of credit	40,000	10,000
Principal payments on mortgages, notes and loans payable	(50,487)	(32,820)
Repayments under revolving credit line	(50,000)	(58,000)
Dividends paid	(9,817)	(7,506)
Deferred financing costs	(289)	(302)
Net cash (used in) provided by financing activities	(38,190)	61,599

Net change in cash and cash equivalents	(2,977)	1,896
Cash and cash equivalents at beginning of period	14,308	14,224
Cash and cash equivalents at end of period	$11,331	$16,120

Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest	$16,485	$16,651
Capitalized interest	(446)	(482)

Non-Cash Transactions:
Change in accrued capital expenditures included in accounts payable and accrued expenses	$(5,938)	$8,770

ROUSE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Dividends declared, not yet paid	10,478	9,884
Capitalized market rate adjustments and deferred financing amortization	61	76

Supplemental non-cash information related to gain on extinguishment of debt:
Land	(5,320)	—
Buildings and equipment, net	(16,966)	—
Accounts receivable	490	—
Deferred expenses, net	(681)	—
Prepaid expenses and other assets	(224)	—
Mortgages, notes and loans payable	(45,960)	—
Accounts payable and accrued expenses	(1,803)	—

The accompanying notes are an integral part of these consolidated financial statements.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1                            ORGANIZATION

Readers of this Quarterly Report should refer to the Company’s (as defined below) audited Consolidated and Combined Financial Statements for the year ended December 31, 2014, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Annual Report”), as certain footnote disclosures which would substantially duplicate those contained in the Annual Report have been omitted from this Quarterly Report.  Capitalized terms used, but not defined in this Quarterly Report, have the same meanings as in the Annual Report.

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

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The accompanying consolidated financial statements include the accounts of Rouse, as well as all subsidiaries of Rouse and all joint ventures in which the Company has a controlling interest. For consolidated joint ventures, the non-controlling partner’s share of the assets, liabilities and operations of the joint ventures (generally computed as the joint venture partner’s ownership percentage) is included in non-controlling interests as permanent equity of the Company. All intercompany transactions have been eliminated in consolidation as of and for each of the three months ended March 31, 2015 and 2014.

The Company operates in a single reportable segment referred to as its retail segment, which includes the operation, development and management of regional malls. Each of the Company's operating properties is considered a separate operating segment, as each property earns revenues and incurs expenses, individual operating results are reviewed and discrete financial information is available. The Company does not distinguish its operations based on geography, size or type and all operations are within the United States. No customer or tenant comprises more than 10% of consolidated revenues, and the properties have similar economic characteristics.

NOTE 2                            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Properties

Acquisition accounting was applied to real estate assets within the Rouse portfolio either when GGP emerged from bankruptcy in November 2010 or upon any subsequent acquisition. After acquisition accounting is applied, the real estate assets are carried at their cost basis less accumulated depreciation. Real estate taxes and interest costs incurred during development periods are capitalized. Capitalized interest costs are based on qualified expenditures and interest rates in place during the development period. Capitalized real estate taxes, interest and interest related costs are amortized over lives which are consistent with the developed assets.

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

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company determined there were events and circumstances which changed management's estimated holding period for Collin Creek Mall during the year ended December 31, 2014. The Company is in discussions with the lender on the property's non-recourse mortgage debt, which matures in July 2016, to identify options regarding the property's disposition prior to the loan maturity. The lender has placed the loan into special servicing status. As a result of the continued decline in the operating results of the property, the Company recorded an impairment charge of $2.9 million during the three months ended March 31, 2015, as the aggregate carrying value was higher than the fair value of the property. This impairment charge is included in "Provision for impairment" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).

No impairment charges were recorded for the three months ended March 31, 2014.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets and Liabilities

The following table summarizes our intangible assets and liabilities as a result of the application of acquisition accounting:

	Gross Asset (Liability)	Accumulated (Amortization)/ Accretion	Net Carrying Amount
	(In thousands)
March 31, 2015
Tenant leases:
In-place value	$87,361	$(36,015)	$51,346
Above-market	100,139	(53,898)	46,241
Below-market	(62,150)	20,834	(41,316)
Ground leases:
Below-market	3,682	(575)	3,107

December 31, 2014
Tenant leases:
In-place value	$97,745	$(43,481)	$54,264
Above-market	109,862	(58,866)	50,996
Below-market	(65,476)	22,184	(43,292)
Ground leases:
Below-market	3,682	(537)	3,145

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

Amortization of in-place intangible assets and liabilities decreased the Company's income by $6.0 million and $5.9 million for the three months ended March 31, 2015 and 2014, respectively. Amortization of in-place intangibles is included in "Depreciation and amortization" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).

Amortization of above-market and below-market lease intangibles decreased the Company's revenue by $2.5 million and $3.8 million for the three months ended March 31, 2015 and 2014, respectively. Amortization of above-market and below-market lease intangibles is included in "Minimum rents" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).
Future amortization/accretion of these intangibles is estimated to decrease the Company's net income as follows:

Year	In-place lease intangibles	Above/(below) market leases, net
	(In thousands)
Remainder of 2015	$13,735	$5,286
2016	12,059	5,054
2017	7,149	3,179
2018	4,695	739
2019	3,296	(781)
2020	2,677	(1,110)

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

Interest Rate Hedging Instruments

The Company recognizes its derivative financial instruments in either "Prepaid expenses and other assets, net" or "Accounts payable and accrued expenses, net", as applicable, in the Consolidated Balance Sheets and measures those instruments at fair value. The accounting for changes in fair value (i.e., gain or loss) of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. To qualify as a hedging instrument, a derivative must pass prescribed effectiveness tests, performed quarterly using both quantitative and qualitative methods. The Company entered into a derivative agreement as of March 31, 2014 that qualifies as a hedging instrument and was designated, based upon the exposure of being hedged, as a cash flow hedge. The fair value of this cash flow hedge as of March 31, 2015 was $0.9 million and is included in "Accounts payable and accrued expenses, net" in the Company's Consolidated Balance Sheets. The fair value of the Company's interest rate hedge is classified as Level 2 in the fair value measurement table. To the extent they are effective, changes in fair value of cash flow hedges are reported in "Accumulated other comprehensive income (loss)" ("AOCI/L") and reclassified into earnings in the same period or periods during which the hedged item affects earnings. The ineffective portion of the hedge, if any, is recognized in current earnings during the period of change in fair value. The gain or loss on the termination of an effective cash flow hedge is reported in AOCI/L and reclassified into earnings in the same period or periods during which the hedged item affects earnings. The Company also assesses the credit risk that the counterparty will not perform according to the terms of the contract.

Revenue Recognition and Related Matters

Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. Minimum rent revenues also include amounts collected from tenants to allow the termination of their leases prior to their scheduled expiration dates as well as the amortization related to above and below-market tenant leases on acquired properties and tenant inducements. Minimum rent revenues also includes percentage rents in lieu of minimum rent from those leases where the Company receives a percentage of tenant revenues.

The following is a summary of amortization of straight-line rent, lease termination income, net amortization related to above and below-market tenant leases, amortization of tenant inducements, and percentage rent in lieu of minimum rent for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Straight-line rent amortization	$(42)	$625
Lease termination income	433	—
Net amortization of above and below-market tenant leases	(2,459)	(3,757)
Amortization of lease inducement	(8)	—
Percentage rent in lieu of minimum rent	1,597	1,607

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Straight-line rent receivables represent the current net cumulative rents recognized prior to when billed and collectible, as provided by the terms of the leases. The following is a summary of straight-line rent receivables, which are included in "Accounts receivable, net," in the Company's Consolidated Balance Sheets and are reduced for allowances for doubtful accounts:

	March 31, 2015	December 31, 2014
	(In thousands)
Straight-line rent receivables, net	$13,893	$14,431

The Company provides an allowance for doubtful accounts against the portion of accounts receivable, including straight-line rents, which is estimated to be uncollectible. Such allowances are reviewed periodically based upon our recovery experience. The Company also evaluates the probability of collecting future rent which is recognized currently under a straight-line methodology. This analysis considers the long term nature of the Company's leases, as a certain portion of the straight-line rent currently recognizable will not be billed to the tenant until future periods. The Company's experience relative to unbilled straight-line rent receivable is that a certain portion of the amounts recorded as straight-line rental revenue are never collected from (or billed to) tenants due to early lease terminations. For that portion of the recognized deferred rent that is not deemed to be probable of collection, an allowance for doubtful accounts has been provided. Accounts receivable are shown net of an allowance for doubtful accounts of $3.8 million and $3.4 million as of March 31, 2015 and December 31, 2014, respectively.

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

Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per share is calculated similarly; however, it reflects potential dilution of securities by adding the incremental weighted average shares that would have been outstanding assuming all potentially dilutive securities were converted into common stock at the earliest date possible to the weighted-average number of shares of common stock outstanding for the period. As of March 31, 2015 and 2014, there were 4,104,412 and 3,294,071 stock options outstanding, respectively, that potentially could be converted into shares of common stock and 145,939 and 219,642 shares of non-vested restricted stock outstanding, respectively. The impact of dilutive stock options and non-vested restricted stock have been considered in the calculation of diluted weighted average shares outstanding for the three months ended March 31, 2015. The stock options and shares of restricted stock are excluded from the weighted average shares dilution computation for the three months ended March 2014, as their effect is anti-dilutive.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
	(In thousands)
March 31, 2015
Recurring basis:
Assets:
Interest rate cap	$—	$—	$—	$—
Liabilities:
Interest rate swap	$(888)	$—	$(888)	$—
Non-recurring basis:
Investment in Real Estate (1)	$48,528	$—	$—	$48,528
December 31, 2014
Recurring basis:
Assets:
Interest rate cap	$1	$—	$1	$—
Liabilities:
Interest rate swap	$(482)		$(482)	$—
Non-recurring basis:
Investment in Real Estate (1)	$74,237	$—	$—	$74,237
Explanatory Note:
(1) The carrying value includes each mall's respective land, building, and in-place lease value.

The following is a reconciliation of the carrying value of properties that were impaired and disposed of during the three months ended March 31, 2015:

	Collin Creek Mall (1)(2)	Steeplegate Mall (3)
	(In thousands)
Beginning carrying value, January 1, 2015	$51,767	$22,659
Capital expenditures	75	—
Depreciation and amortization expense	(414)	(219)
Loss on impairment of real estate	(2,900)	—
Disposition of real estate asset	—	(22,440)
Ending carrying value, March 31, 2015	$48,528	$—
Explanatory Notes:
(1) The carrying value includes the mall's respective land, building, in-place lease value, and above and below market lease values.
(2) The fair valued derermined using a terminal capitalization rate as of March 31, 2015.
(3) The property was conveyed to its mortgage lender during the three months ended March 31, 2015.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company estimates fair value relating to impairment assessments utilizing a direct capitalization rate on forecasted net operating income or discounted cash flows that include all projected cash inflows and outflows over a specific holding period. Such projected cash flows are comprised of contractual rental revenues and forecasted rental revenues and expenses based upon market conditions and expectations for growth. Capitalization rates and discount rates utilized in these models are based on a reasonable range of current market rates for each property analyzed. The determination of which method to use is based on expected market conditions specific to the property being assessed. Based upon these inputs, the Company determined that its valuation of a property using a discounted cash flow model was classified within Level 3 of the fair value hierarchy.

The following table sets forth quantitative information about the unobservable inputs of the Company's Level 3 real estate, which is recorded at fair value as of March 31, 2015:

Unobservable Quantitative Inputs
Terminal Capitalization Rate	9.5%

The Company uses interest rate swaps and caps to mitigate the effect of interest rate movements on its variable-rate debt. The Company has one interest rate swap and one interest rate cap as of March 31, 2015 and the interest rate swap qualified for hedge accounting. The interest rate swap has met the effectiveness test criteria since inception and changes in its fair value are reported in "Other comprehensive income/(loss)" ("OCI/L") and are reclassified into earnings in the same period or periods during which the hedged item affects earnings. The interest rate cap did not qualify for hedge accounting and changes in its fair value are reported in earnings during the period incurred. The fair value of the Company's interest rate hedges, classified under Level 2, are determined based on prevailing market data for contracts with matching durations, current and anticipated LIBOR information, consideration of the Company's credit standing, credit risk of the counterparty, and reasonable estimates about relevant future market conditions. See Note 7 for additional information regarding the Company's interest rate hedging instruments.

The Company's financial instruments are short term in nature and as such their fair values approximate their carrying amount in our Consolidated Balance Sheets except for debt. As of March 31, 2015 and December 31, 2014, management’s estimates of fair value are presented below. The Company estimated the fair value of the debt by using a future discounted cash flow analysis based on the use and weighting of multiple market inputs. As a result of the frequency and availability of market data, the inputs used to measure the estimated fair value of debt are Level 3 inputs. The primary sensitivity in these calculations is based on the selection of appropriate discount rates.

	March 31, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Fixed-rate debt	$1,220,430	$1,231,948	$1,249,195	$1,248,928
Variable-rate debt	325,095	326,916	335,304	336,791
Total mortgages, notes and loans payable, net	$1,545,525	$1,558,864	$1,584,499	$1,585,719

Deferred Expenses

Deferred expenses are comprised of deferred lease costs incurred in connection with obtaining new tenants or renewals of lease agreements with current tenants, which are amortized on a straight-line basis over the terms of the related leases and included in "Depreciation and amortization" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss). Deferred financing costs are amortized on a straight-line basis (which approximates the effective interest method) over the lives of the related mortgages, notes, and loans payable and included in "Interest expense" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).  The following table summarizes our deferred lease and financing costs:

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Gross Asset	Accumulated Amortization	Net Carrying Amount
	(In thousands)
March 31, 2015
Deferred lease costs	$53,582	$(13,847)	$39,735
Deferred financing costs	16,753	(6,108)	10,645
Total	$70,335	$(19,955)	$50,380

December 31, 2014
Deferred lease costs	$55,647	$(14,683)	$40,964
Deferred financing costs	19,151	(7,504)	11,647
Total	$74,798	$(22,187)	$52,611

Asset Retirement Obligations
The Company evaluates any potential asset retirement obligations, including those related to disposal of asbestos containing materials and environmental remediation liabilities. The Company recognizes the fair value of such obligations in the period incurred if a reasonable estimate of fair value can be determined. As of March 31, 2015 and December 31, 2014, a preliminary estimate of the cost of the environmental remediation liability was approximately $4.5 million, which is included in "Accounts payable and accrued expenses, net" on the Company's Consolidated Balance Sheets. The Company does not believe that actual remediation costs will be materially different than the estimates as of March 31, 2015.

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

Discontinued Operations

Prior to 2014, the Company reclassified to discontinued operations any material operations and gains or losses on disposal related to properties that were held for sale or disposed of during the period in accordance with the applicable accounting standards. In 2014, the Company early adopted Accounting Standards Update (ASU) No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" issued by the Financial Accounting Standards Board (FASB). ASU No. 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. The Company applied the revised definition to all disposals on a prospective basis beginning January 1, 2014.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updated ("ASU") ASU 2014-09 “Revenue from Contracts with Customers (Topic 606).” This topic provides for five principles which should be followed to determine the appropriate amount and timing of revenue recognition for the transfer of goods and services to customers. The principles in this ASU should be applied to all contracts with customers regardless of industry. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with two transition methods of adoption allowed. Early adoption for reporting periods prior to December 15, 2016 is not permitted. On April 1, 2015, the FASB board voted to postpone the effective date of the new revenue recognition standard by one year.  The ASU is now effective for the reporting periods after December 15, 2017. The Company is evaluating the financial statement impact of the guidance in this ASU and determining which transition method we will utilize.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." This topic provides guidance on management’s responsibility to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern and requires related footnote disclosures. The amendments in this ASU are effective for the annual period after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact of the guidance in this ASU.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs", which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability. For public business entities, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Entities should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The Company is currently evaluating the impact of the guidance in this ASU.

NOTE 3                                                    ACQUISITIONS

The Company includes the results of operations of real estate assets acquired in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) from the date of the related transactions.

The following table presents the Company's acquisitions as of March 31, 2015 and December 31, 2014:

	Date Acquired	Property Name	Location	Square Footage Acquired	Purchase Price
2015 Acquisitions					(In thousands)
	01/28/2015	Mt. Shasta Mall (1)(2)	Redding, CA	521,000	$49,000
			2015 Acquisitions Total	521,000	$49,000
2014 Acquisitions
	05/22/2014	Bel Air Mall (1)(3)	Mobile, AL	1,004,439	$131,917
	08/29/2014	The Mall at Barnes Crossing (4)	Tupelo, MS	736,607	98,850
			2014 Acquisitions Total	1,741,046	$230,767
Explanatory Notes:

(1) Rouse acquired a 100% interest in the mall.

(2)
The Company closed on a new $31.9 million non-recourse mortgage loan that bears interest at 4.19%, matures in March 2025, is interest only for the first three years and amortizes over 30 years, thereafter.

(3) The Company assumed an existing $112.5 million non-recourse mortgage loan with the acquisition. The loan bears interest at a fixed rate of 5.30%, amortizes on a 30 year schedule, and matures in December 2015.
(4) Rouse acquired a 51% controlling interest in the mall and related properties. In conjunction with the closing of this transaction, the Company closed on a new $67.0 million non-recourse mortgage loan that bears interest at a fixed rate of 4.29%, matures in September 2024, is interest only for the first three years and amortizes on a 30 year schedule thereafter. See Note 12 for further details.

The following table presents certain additional information regarding the Company's acquisitions as of March 31, 2015 and December 31, 2014:

	Property Name	Land	Building and Improvements	Acquired Lease Intangibles	Acquired Above Market Lease Intangibles	Acquired Below Market Lease Intangibles	Other
2015 Acquisitions		(In thousands)
	Mt. Shasta Mall	$7,809	$38,008	$3,779	$915	$(1,813)	$302
	Total	$7,809	$38,008	$3,779	$915	$(1,813)	$302
2014 Acquisitions
	Bel Air Mall	$8,969	$111,206	$11,329	$3,952	$(6,889)	$3,350
	The Mall at Barnes Crossing	17,969	75,949	6,973	4,700	(8,100)	1,359
	Total	$26,938	$187,155	$18,302	$8,652	$(14,989)	$4,709

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company incurred acquisition and transaction related costs of $0.4 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively. Acquisition and transaction related costs consist of due diligence costs such as legal fees, environmental studies and closing costs. These costs were recorded in "Other" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).

During the three months ended March 31, 2015, the Company recorded approximately $1.3 million in revenues and $0.03 million in net loss related to the acquisition of Mt. Shasta Mall. There were no acquisitions made during the three months ended March 31, 2014.

The following condensed pro forma financial information for the three months ended March 31, 2015 includes pro forma adjustments related to the acquisition of Mt. Shasta Mall, which is presented assuming the acquisition had been consummated as of January 1, 2014.

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

	Three months ended March 31,
	2015	2014
	As Adjusted (Unaudited)
	(In thousands, except per share amounts)
Total revenues	$75,195	$69,741
Net loss	44,385	(4,473)

Net income (loss) per share - basic	$0.77	$(0.08)

Net income (loss) per share - diluted	$0.76	$(0.08)

Weighted average shares - basic	57,603,340	56,129,522
Weighted average shares - diluted	58,287,256	56,129,522

NOTE 4                                             PREPAID EXPENSES AND OTHER ASSETS, NET

The following table summarizes the significant components of prepaid expenses and other assets, net:

	March 31, 2015	December 31, 2014
	(In thousands)
Above-market tenant leases, net (Note 2)	$46,241	$50,996
Prepaid expenses	3,145	4,755
Below-market ground leases, net (Note 2)	3,107	3,145
Deposits	414	1,447
Other	1,861	2,347
Total prepaid expenses and other assets, net	$54,768	$62,690

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5                                                  MORTGAGES, NOTES AND LOANS PAYABLE, NET

Mortgages, notes and loans payable are summarized as follows:

	March 31, 2015	December 31, 2014	Interest Rate at March 31, 2015	Scheduled Maturity Date
Fixed-rate debt:	(in thousands)
Steeplegate Mall	$—	$45,858	—%	—
Bel Air Mall (1)	110,712	111,276	5.30	December 2015
Greenville Mall	40,394	40,602	5.29	December 2015
Vista Ridge Mall	67,824	68,537	6.87	April 2016
Washington Park Mall	—	10,505	—	—
The Centre at Salisbury	115,000	115,000	5.79	May 2016
The Mall at Turtle Creek	77,379	77,648	6.54	June 2016
Collin Creek Mall	57,572	58,128	6.78	July 2016
Grand Traverse Mall	59,224	59,479	5.02	February 2017
West Valley Mall (2)	59,000	59,000	3.24	September 2018
Pierre Bossier Mall	46,453	46,654	4.94	May 2022
Pierre Bossier Anchor	3,615	3,637	4.85	May 2022
Southland Center (MI)	75,722	76,037	5.09	July 2022
Chesterfield Towne Center	107,659	107,967	4.75	October 2022
Animas Valley Mall	49,825	50,053	4.41	November 2022
Lakeland Square	67,739	68,053	4.17	March 2023
Valley Hills Mall	66,204	66,492	4.47	July 2023
Chula Vista Center (1)(3)	70,000	70,000	4.18	July 2024
The Mall at Barnes Crossing (1)	67,000	67,000	4.29	September 2024
Bayshore Mall (1)	46,500	46,500	3.96	October 2024
Mt. Shasta Mall (1)	31,850	—	4.19	March 2025
Total fixed-rate debt	$1,219,672	$1,248,426
Add: Market rate adjustments	759	769
	$1,220,431	$1,249,195
Variable-rate debt:
NewPark Mall (4)	$65,094	$65,304	3.43%	May 2017
2013 Term Loan(5)	260,000	260,000	2.93	November 2018
2013 Revolver (5)	—	10,000	2.93	November 2017
Total variable-rate debt:	$325,094	$335,304

Total mortgages, notes and loans payable, net	$1,545,525	$1,584,499

Explanatory Notes:
(1) See the significant property loan refinancings and acquisitions table below, under "—Property-Level Debt" in this Note 5 for additional information regarding the debt related to each property.
(2) During January 2014, the Company entered into a swap transaction which fixes the interest rate on the loan for this property to 3.24%. See Note 7 for further details.
(3) On July 1, 2014, the Company removed Chula Vista Center from the 2013 Senior Facility (as defined below) collateral pool and placed a new non-recourse mortgage loan on Chula Vista Center. Sikes Senter debt was repaid on July 1, 2014 from proceeds from the Chula Vista Center refinancing and upon repayment Sikes was added to the 2013 Senior Facility collateral pool with no change to the outstanding 2013 Senior Facility collateral pool balance.
(4) During July 2014, the Company reduced the spread from LIBOR (30 day) plus 405 basis points to LIBOR (30 day) plus 325 basis points.
(5) LIBOR (30 day) plus 275 basis points.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property-Level Debt

The Company had individual property-level debt (the “Property-Level Debt”) on 19 of its 35 assets, totaling $1.28 billion (excluding $0.8 million of market rate adjustments) as of March 31, 2015. As of March 31, 2015, the Property-Level Debt had a weighted average interest rate of 5.0% and an average remaining term of 4.8 years. The Property-Level Debt is generally non-recourse to the Company and is stand-alone (i.e., not cross-collateralized) first mortgage debt with the exception of customary contingent guarantees and indemnities.

The following is a summary of significant property loan refinancings and acquisitions that have occurred during the three months March 31, 2015 and the year ended December 31, 2014 ($ in thousands):

Property	Date	Balance at Date of Refinancing	Interest Rate	Balance of New Loan	New Interest Rate	Net Proceeds (1)	Maturity
March 31, 2015:
Mt. Shasta Mall (2)	February 2015	$—	—%	$31,850	4.19%	$—	March 2025

December 31, 2014:
Bayshore Mall (2)	October 2014	$—	—%	$46,500	3.96%	$43,400	October 2024
The Mall at Barnes Crossing (2)	August 2014	—	—%	67,000	4.29%	—	September 2024
Chula Vista Center (3)	July 2014	—	—%	70,000	4.18%	15,000	July 2024
Sikes Senter (3)	July 2014	54,618	5.20%	—	—%	—	—
Bel Air Mall	May 2014	—	—%	112,505	5.30%	—	December 2015

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

In January 2015, the loan associated with The Shoppes at Knollwood with a mortgage debt balance of $35.1 million was defeased simultaneously with the sale of the property. As of December 31, 2014, the loan was shown as a component of "Liabilities of property held for sale" on the Consolidated Balance Sheets.

In February 2015, the Company repaid the $10.4 million mortgage debt balance on Washington Park Mall which had a fixed interest rate of 5.35%.

In February 2015, the loan associated with Vista Ridge Mall was transferred to special servicing.

In March 2015, the loan associated with Steeplegate Mall was conveyed to the lender in full satisfaction of the debt. The loan had an outstanding balance of approximately $45.9 million.

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

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2013 Revolver thereunder from $250.0 million to $285.0 million. The term and rates of the Company's 2013 Senior Facility were otherwise unchanged.

The 2013 Revolver has an initial term of four years with a one year extension option and the 2013 Term Loan has a term of five years. As of March 31, 2015, there was no outstanding balance on the 2013 Revolver. As of December 31, 2014 , the Company had $10.0 million outstanding on the 2013 Revolver. The default interest rate following a payment event of default under the 2013 Senior Facility is 3.00% more than the then-applicable interest rate. The Company is required to pay an unused fee related to the 2013 Revolver equal to 0.20% per year if the aggregate unused amount is greater than or equal to 50% of the 2013 Revolver or 0.30% per year if the aggregate unused amount is less than 50% of the 2013 Revolver.  During each of the three months ended March 31, 2015 and March 31, 2014, the Company incurred $0.2 million of unused fees related to the 2013 Revolver. Under the 2013 Term Loan, letters of credit totaling $1.1 million were outstanding as of March 31, 2015 in connection with four of its properties. Additionally, the Company had $4.1 million of letters of credit outstanding in relation to The Shoppes at Knollwood. During the three months ended March 31, 2015 and 2014, the Company incurred $0.04 million and $0.02 million, respectively, of letter of credit fees.

The 2013 Senior Facility contains representations and warranties, affirmative and negative covenants and defaults that are customary for such a real estate loan. In addition, the 2013 Senior Facility requires compliance with certain financial covenants, including borrowing base loan to value and debt yield, corporate maximum leverage ratio, minimum ratio of adjusted consolidated earnings before interest, tax, depreciation and amortization to fixed charges, minimum tangible net worth, minimum mortgaged property requirement, maximum unhedged variable rate debt and maximum recourse indebtedness. Failure to comply with the covenants in the 2013 Senior Facility would result in a default thereunder and, absent a waiver or an amendment from our lenders, permit the acceleration of all outstanding borrowings under the 2013 Senior Facility. No assurance can be given that the Company would be successful in obtaining such waiver or amendment in this current financial climate, or that any accommodations that the Company were able to negotiate would be on terms as favorable as those in the 2013 Senior Facility. In December 2014, the Company entered into an amendment of the 2013 Senior Facility whereby certain modifications were made to the financial covenant calculations. As of March 31, 2015, the Company was in compliance with all of the debt covenants related to the 2013 Senior Facility.

As of March 31, 2015, $2.12 billion of land, buildings and equipment (before accumulated depreciation) have been pledged as collateral for our mortgages, notes and loans payable. Certain mortgage notes payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.

The weighted-average interest rate on our collateralized mortgages, notes and loans payable was approximately 4.6% as of March 31, 2015 and December 31, 2014. As of March 31, 2015, the average remaining term was 4.6 years.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6                                           ACCOUNTS PAYABLE AND ACCRUED EXPENSES, NET

The following table summarizes the significant components of accounts payable and accrued expenses, net:

	March 31, 2015	December 31, 2014
	(In thousands)
Below market tenant leases, net (Note 2)	$41,316	$43,292
Construction payable	20,671	16,272
Accounts payable and accrued expenses	10,480	9,901
Accrued dividend	10,478	9,885
Accrued real estate taxes	9,317	9,028
Accrued interest	6,543	4,380
Deferred income	4,611	5,471
Asset retirement obligation liability	4,515	4,545
Accrued payroll and other employee liabilities	2,852	9,352
Tenants and other deposits	1,369	1,336
Other	1,292	514
Total accounts payable and accrued expenses, net	$113,444	$113,976

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

The effective portion of changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) ("AOCI/L") and is subsequently reclassified into earnings in the period in which the hedged forecasted transactions affect earnings. During the three months ended March 31, 2015 and March 31, 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate borrowings. The ineffective portion of the change in fair value of the derivatives is recognized in earnings. During the three months ended March 31, 2015 and March 31, 2014, the Company recorded no hedge ineffectiveness for the interest rate swap.

Amounts reported in AOCI/L related to derivatives are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of March 31, 2015, the Company expects that an additional $0.7 million will be reclassified as an increase to interest expense over the next 12 months.

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

As of March 31, 2015, the Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
		(in thousands)
Interest rate swap	1	$59,000

Non-Designated Hedges - Interest Rate Caps

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the hedge accounting requirements. Changes in the fair value of the derivative not designated as hedges are recorded directly in earnings. For the three months ended March 31, 2015 and 2014, such amounts equaled $475 and $0.01 million, respectively. As of March 31, 2015, the Company had the following outstanding derivative that was not designated as a hedge in qualifying hedging relationships:

Interest Rate Derivative	Number of Instruments	Notional Amount
		(in thousands)
Interest rate cap	1	$65,095

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Company's Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014:

Instrument Type	Location in consolidated balance sheets	Notional Amount	Designated Benchmark Interest Rate	Strike Rate	Fair Value at March 31, 2015	Fair Value at December 31, 2014	Maturity Date
Derivative not designated as hedging instruments		(dollars in thousands)
Interest Rate Cap	Prepaid expenses and other assets, net	$65,095	One-month LIBOR	4.5%	$—	$1	May 2016
Derivative designated as hedging instruments
Pay fixed / receive variable rate swap	Accounts payable and accrued expenses, net	$59,000	One-month LIBOR	1.49%	$(888)	$(482)	June 2018

The table below presents the effect of the Company’s derivative financial instruments on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2015. The Company had no cash flow hedges during the three months ended March 31, 2014.

			Location of Losses Reclassified from OCI/L Into Earnings (Effective Portion)			Location of Gain (Loss) Recognized in Earnings (Ineffective Portion)
Hedging Instrument	Gain (Loss) Recognized in OCI/L (Effective Portion)			Loss Recognized in Earnings (Effective Portion)			Gain Recognized in Earnings (Ineffective Portion)
	(dollars in thousands)
Three Months Ended March 31,	2015	2014		2015	2014		2015	2014

Pay fixed / receive variable rate swap	$(601)	$(411)	Interest expense	$195	$125	n.a.	$—	$—

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Risk-Related Contingent Features

The Company has an agreement with its derivative counterparty that contains a provision whereby if the Company defaults on any of its indebtedness, including a default whereby repayment of such indebtedness has not been accelerated by the lender, the Company could also be declared in default on its derivative obligations. The Company has not posted any collateral related to this agreement. As of March 31, 2015, the fair value of the derivative liability, which includes accrued interest but excludes any adjustment for nonperformance risk, related to this agreement was $1.0 million. If the Company had breached this provision as of March 31, 2015, it would have been required to settle its obligations under the agreement at its termination value of $1.0 million.

NOTE 8                                                 DISPOSITIONS OF REAL ESTATE ASSETS

In the first quarter of 2014, the Company adopted ASU 2014-08, which changed the definition and criteria of property dispositions classified as discontinued operations, on a prospective basis. As a result of applying this accounting guidance, the following dispositions were not reclassified to discontinued operations as a prior disposition was.

The results of operations of the properties below, as well as any gain on extinguishment of debt and impairment losses related to the properties, are included in "Income from continuing operations" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) for all periods presented, as applicable.

The Shoppes at Knollwood Mall

In January 2015, the Company sold The Shoppes at Knollwood Mall located in St. Louis Park, MN, for gross proceeds of $106.7 million. The mortgage debt of $35.1 million was defeased simultaneously with the sale of the property. The Company recognized a gain of $32.5 million as a result of the disposition, which is reflected in "Gain on sale of real estate assets" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2015.

At closing, the Company entered into a Development Agreement with the buyer to complete the redevelopment of the property. The buyer escrowed $7.9 million in funds to settle the remaining development costs incurred by the Company. The redevelopment is expected to be completed by June 30, 2015. Escrowed funds in excess of the remaining development costs will be recorded as a "Gain on sale of real estate assets" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss)in the period the development is completed and the funds are released.

Steeplegate Mall

In March 2015, the Company conveyed Steeplegate Mall located in Concord, NH to its mortgage lender in full satisfaction of the debt. The loan had a net outstanding balance of approximately $45.9 million. The Company recognized a $22.8 million gain related to the debt extinguishment which is reflected in "Gain on extinguishment of debt" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2015.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9                                                  INCOME TAXES

The Company elected to be taxed as a Real Estate Investment Trust ("REIT") beginning with the filing of its tax return for the 2011 fiscal year. As of March 31, 2015, the Company has met the requirements of a REIT and has filed its tax returns for the 2013 calendar year accordingly. Subject to its ability to meet the requirements of a REIT, the Company intends to maintain this status in future periods.

To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including requirements to distribute at least 90% of its ordinary taxable income and to either distribute capital gains to stockholders, or pay corporate income tax on the undistributed capital gains. In addition, the Company is required to meet certain asset and income tests.

As a REIT, the Company will generally not be subject to corporate level federal income tax on taxable income that it distributes currently to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates, including any applicable alternative minimum tax, and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for tax treatment as a REIT, it may be subject to certain state and local taxes on its income or property, and to federal income and excise taxes on its undistributed taxable income.

The Company has a subsidiary that it elected to treat as a Taxable REIT Subsidiary ("TRS"), which is subject to federal and state income taxes. For each of the three months ended March 31, 2015 and 2014, the Company incurred approximately $0.01 million and $0.02 million, respectively, in taxes associated with the TRS, which are recorded in "Provision for income taxes" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).

NOTE 10                                                    COMMON STOCK

On January 13, 2014, the Company issued 8,050,000 shares of common stock in an underwritten public offering at a public offering price of $19.50 per share. Net proceeds of the public offering were approximately $150.7 million after deducting the underwriting discount of $6.3 million, but before deducting offering expenses.

Brookfield Asset Management, Inc. and its affiliates (collectively, “Brookfield”) owned approximately 33.5% of the Company's common stock as of March 31, 2015.

Dividends

On February 26, 2015, the Company's Board of Directors declared a first quarter common stock dividend of $0.18 per share, which was paid on April 30, 2015 to stockholders of record on April 15, 2015.

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

Employee Stock Purchase Plan

On July 1, 2014, the Company commenced enrollment under its Employee Stock Purchase Plan (the "ESPP"). The ESPP was implemented to provide eligible employees of the Company and its participating subsidiaries with an opportunity to purchase common stock of the Company at a discount of 5%, through accumulated payroll deductions or other permitted contributions. The ESPP was adopted by the Company's Board of Directors on February 27, 2014 and approved by its stockholders on May 9, 2014. The first offering period commenced on August 1, 2014 and had a duration of three months, closing on October 31, 2014. The maximum number of shares of common stock that may be issued under the ESPP is 500,000 subject to adjustments under certain circumstances. As of March 31, 2015, 2,813 shares have been issued under the ESPP since the ESPP was implemented.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables summarize stock option activity for the Equity Plan for the three months ended March 31, 2015 and 2014:

	2015		2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock options outstanding at January 1,	3,313,869	$15.89	2,579,171	$15.14
Granted	857,000	17.18	750,300	18.40
Exercised	(34,248)	15.11	—	—
Forfeited	(32,209)	17.18	(35,400)	15.13
Expired	—	—	—	—
Stock options outstanding at March 31,	4,104,412	$16.16	3,294,071	$15.89

	Stock Options Outstanding (1)
Issuance	Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price
March 2012	1,463,417	7.00	$14.72
May 2012	21,900	7.17	13.71
August 2012	36,400	7.42	13.75
October 2012	297,257	7.58	14.47
February 2013	671,400	7.92	16.48
February 2014	728,840	8.92	18.40
July 2014	28,198	9.33	17.20
February 2015	857,000	9.92	17.18
Stock options outstanding at March 31, 2015	4,104,412	8.16	$16.16

Explanatory Note:

(1) As of March 31, 2015, 1,427,143 stock options are fully vested and are currently exercisable. As of March 31, 2015, the intrinsic value of these options was $5.1 million, and such stock options had a weighted average exercise price of $15.39 and a weighted average remaining contractual term of 7.5 years.

The Company recognized $0.5 million and $0.4 million in compensation expense related to the stock options for the three months ended March 31, 2015 and 2014, respectively, which is recorded in "General and administrative" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).

Restricted Stock

Pursuant to the Equity Plan, the Company granted restricted stock to certain employees and non-employee directors.  The vesting terms of these grants are specific to the individual grant, and are generally three to four year periods. In general, participating

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

employees are required to remain employed for vesting to occur (subject to certain limited exceptions).  In the event that a participating employee ceases to be employed by the Company, any shares that have not vested will generally be forfeited. Dividends are paid on restricted stock and are not returnable, even if the underlying stock does not ultimately vest.

The following table summarizes restricted stock activity for the three months ended March 31, 2015 and 2014:

	2015		2014
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock grants outstanding at January 1,	205,731	$15.45	278,617	$14.85
Granted	53,550	17.18	42,489	18.40
Forfeited	—	—	—	—
Canceled	—	—	—	—
Vested	(113,342)	14.99	(101,464)	14.95
Non-vested restricted stock grants outstanding at March 31,	145,939	$16.21	219,642	$15.49

The weighted average remaining contractual term (in years) of granted, non-vested restricted stock awards as of March 31, 2015 was 1.3 years.

The Company recognized $0.4 million in compensation expense related to the restricted stock for each of the three months ended March 31, 2015 and 2014, respectively, which is recorded in "General and administrative" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).

Other Disclosures

As of March 31, 2015, there was $9.8 million of total unrecognized compensation expense related to all nonvested options and restricted stock grants. Of this total, $3.0 million in 2015, $3.2 million in 2016, $1.8 million in 2017, $1.1 million in 2018, $0.6 million in 2019 and $0.1 million in 2020, will be recognized, respectively, in "General and administrative" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).  These amounts may be impacted by future grants, changes in forfeiture estimates or vesting terms, and actual forfeiture rates differing from estimated forfeiture rates.

NOTE 12                                            NON-CONTROLLING INTEREST

The non-controlling interest on the Company's Consolidated Balance Sheets represents Series A Cumulative Non-Voting Preferred Stock ("Preferred Shares") of Rouse Holdings, Inc. ("Holdings"), a subsidiary of Rouse, and the interest in the Mall at Barnes Crossing entities.

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

On August 29, 2014, the Company purchased a 51% interest in three limited liability companies which together own and operate the Mall at Barnes Crossing, the Market Center, a strip shopping center located adjacent to the property, and various vacant land parcels associated with the development (collectively referred to as "The Mall at Barnes Crossing"). The Company determined it holds the controlling interest in the The Mall at Barnes Crossing. As a result, the joint venture is presented on the Company's Consolidated Financial Statements as of March 31, 2015 and December 31,2014 and for the three months ended March 31, 2015 on a consolidated basis, with the interests of the third parties reflected as a non-controlling interest.

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

NOTE 13                                            EARNINGS PER SHARE

Earnings per share ("EPS") is calculated using the two class method, which allocates earnings among common stock and participating securities to calculate EPS when an entity's capital structure includes either two or more classes of common stock or common stock and participating securities. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities. As such, unvested restricted stock of the Company are considered participating securities. The dilutive effect of options and their equivalents (including fixed awards and nonvested stock issued under stock-based compensation plans), is computed using the “treasury” method.

The following table presents a reconciliation of net income (loss) used in basic and diluted EPS calculations ($ in thousands, except per share data):

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2015	2014
Net income (loss) attributable to Rouse Properties Inc.	$44,407	$(4,425)
Net loss attributable to non-controlling interests	(6)	—
Income (loss) attributable to Rouse Properties Inc. and allocable to common shareholders and Participating Security Holders	$44,401	$(4,425)

Earnings allocable to common shares:
Numerator for basic and diluted earnings per share
Net income (loss) attributable to Rouse Properties Inc. and allocable to common shareholders	$43,759	$(4,425)

Denominator for basic and diluted earnings per share
Weighted average common shares outstanding - basic	57,603,340	56,129,522
Add: effect of assumed shares issued under treasury stock method for stock options and restricted shares	683,916	—
Weighted average common shares outstanding - diluted	58,287,256	56,129,522

Basic and Diluted earnings per share
Net income (loss) attributable to Rouse Properties Inc. and allocable to common shareholders- basic	$0.76	$(0.08)

Net income (loss) attributable to Rouse Properties Inc. and allocable to common shareholders- diluted	$0.75	$(0.08)

Earnings allocable to Participating Security Holders
Numerator for basic and diluted earnings per share
Net income (loss) attributable to Rouse Properties Inc and allocable to Participating Security Holders	$519	$—

Denominator for basic and diluted earnings per share
Weighted average common shares outstanding - basic	57,603,340	56,129,522
Add: effect of assumed shares issued under treasury stock method for stock options and restricted shares	683,916
Weighted average common shares outstanding - diluted	58,287,256	56,129,522

Basic and Diluted earnings per share
Net income (loss) attributable to Rouse Properties Inc. and allocable to common shareholders- basic	$0.01	$—

Net income (loss) attributable to Rouse Properties Inc. and allocable to common shareholders- diluted	$0.01	$—

NOTE 14                                            RELATED PARTY TRANSACTIONS

Office Lease with Brookfield

Upon its spin-off from GGP, the Company assumed a 10-year lease agreement with Brookfield, as landlord, for office space for its corporate office in New York City. Costs associated with the office lease were $0.3 million for each of the three months ended March 31, 2015 and 2014. There were no outstanding amounts payable as of March 31, 2015 and December 31, 2014.

Business Information and Technology Costs

As part of the spin-off from GGP, the Company commenced the development of its initial information technology platform ("Brookfield Platform"). The development of the Brookfield Platform required us to purchase, design and create various information technology applications and infrastructure. Brookfield Corporate Operations, LLC ("BCO") had been engaged to assist in the project development and to procure the various applications and infrastructure of the Company. As of March 31, 2015, the Company had approximately $8.3 million of infrastructure costs which were capitalized in "Buildings and equipment" on the Company's Consolidated Balance Sheets. As of March 31, 2015, no costs were outstanding and payable.

The Company was also required to pay a monthly information technology services fee to BCO. Approximately $0.5 million and $0.8 million in costs were incurred for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and December 31, 2014, $0.5 million and $0.3 million of costs were outstanding and payable, respectively.

Currently, the Company is undertaking the development of its own information technology platform ("Rouse Platform"). As of March 31, 2015, the Company had incurred approximately $9.8 million of infrastructure costs, of which $8.5 million was incurred for the Rouse Platform. As of March 31, 2015, $7.0 million is included in "Buildings and equipment" on the Company's Consolidated Balance Sheets that is related to the purchase, design and implementation of various technology applications and infrastructure of the Rouse Platform. The remaining $1.5 million is included in "Other" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) that is related to the planning, scoping and data governance of developing the Rouse Platform. As of March 31, 2015 and December 31, 2014, $0.3 million of costs were outstanding and payable.

In connection with the development of the Rouse Platform, the Company accelerated the remaining depreciation of the costs related to the initial move to the Brookfield Platform resulting in additional depreciation expense of $1.3 million for the three months ended March 31, 2015, which is included in "Depreciation and amortization" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).

Financial Service Center

During 2013, the Company engaged BCO's financial service center to manage certain administrative services of Rouse, such as accounts payable and receivable, lease administration, and other similar types of services. Approximately $0.03 million and $0.8 million in costs were incurred for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and December 31, 2014, there were $0.2 million outstanding and payable.

Demand Deposit from Brookfield U.S. Holdings

In August 2012, the Company entered into an agreement with Brookfield U.S. Holdings ("U.S. Holdings") to place funds into an interest bearing account which earns interest at LIBOR plus 1.05% per annum. The demand deposit was secured by a note from U.S. Holdings and is guaranteed by Brookfield Asset Management Inc. The demand deposit had an original maturity of February 14, 2013 and was extended to November 14, 2014. However, the Company may have demanded the funds earlier by providing U.S. Holdings with three days notice. The Company earned approximately $0.2 million in interest income for the three months ended March 31, 2014. As of the year ended December 31, 2014, the agreement has been terminated.

NOTE 15                                     SUBSEQUENT EVENTS

On April 30, 2015, the Company conveyed its interest in Collin Creek Mall located in Plano, TX, to its mortgage lender in full satisfaction of the debt.

On May 04, 2015, the Company's Board of Directors declared a second quarter common stock dividend of $0.18 per share which will be paid on July 31, 2015 to stockholders of record on July 15, 2015.

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
Overview—Introduction
As of March 31, 2015, our portfolio consisted of 35 regional malls in 21 states totaling over 24.9 million square feet of retail and ancillary space which were 90.1% leased and 87.7% occupied. Including anchors, our properties were 94.7% leased and 93.6% occupied. We elected to be treated as a REIT beginning with the filing of our federal income tax return for the 2011 taxable year. As of March 31, 2015, we have met the requirements of a REIT and have filed our tax returns for the 2013 fiscal year accordingly. Subject to our ability to meet the requirements of a REIT, we intend to maintain this status in future periods.
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

In January 2015, we acquired Mt. Shasta Mall located in Redding, CA, for a total purchase price of $49.0 million. In February 2015, we placed a new $31.9 million non-recourse mortgage loan on the property. The loan bears interest at 4.19%, matures in March 2025, is interest only for the first three years and amortizes on a 30 year schedule, thereafter.

In February 2015, we repaid the $10.4 million mortgage debt balance on Washington Park Mall which had a fixed interest rate of 5.35%..

In February 2015, the Board of Directors declared a first quarter common stock dividend of $0.18 per share, which was paid on April 30, 2015 to stockholders of record on April 15, 2015.

In February 2015, the loan associated with Vista Ridge Mall was transferred to special servicing.

In March 2015, we conveyed our interest in Steeplegate Mall to the lender of the loan related to the property. The loan had a net outstanding balance of approximately $45.9 million. The Company recognized a $22.8 million gain related to the debt extinguishment.

Results of Operations
As of March 31, 2015, our total portfolio consisted of 35 properties (which excludes Knollwood Mall and Steeplgate Mall, which were disposed of during the three months ended March 31, 2015). Properties that were in operation and owned as of January 1, 2014, excluding properties that are undergoing redevelopment with significant disruption and three assets that have been reclassified as special consideration assets(1), are referred to as our Same Property portfolio. As of March 31, 2015, our Same Property portfolio consisted of 27 properties. The following table identifies which of our properties were excluded from our Same Property portfolio:

Property	Location
Acquisitions:
Mt. Shasta	Redding, CA
The Mall at Barnes Crossing	Tupelo, MS
Bel Air Mall	Mobile,AL

Redevelopments:
Gateway Mall	Springfield, OR
NewPark Mall	Newark, NJ
Spring Hill Mall	West Dundee, IL

Special Consideration Assets:(1)
Collin Creek Mall	Plano, TX
Vista Ridge Mall	Lewisville, TX

Dispositions:
Knollwood Mall	St. Louis Park, MN
Steeplegate Mall	Concord, NH

Explanatory Note:
(1) An asset is designated as a special consideration asset when a property has a heightened probability of being conveyed to its lender absent substantive renegotiation.

Three Months Ended March 31, 2015 compared to the Three Months Ended March 31, 2014

	March 31, 2015	March 31, 2014	$ Change	% Change
	(In thousands)
Revenues:
Minimum rents	$51,534	$45,970	$5,564	12.1%
Tenant recoveries	19,949	19,184	765	4.0
Overage rents	1,590	1,464	126	8.6
Other	1,488	1,221	267	21.9
Total revenues	74,561	67,839	6,722	9.9
Expenses:
Property operating costs	16,875	16,736	139	0.8
Real estate taxes	7,474	6,193	1,281	20.7
Property maintenance costs	3,385	3,176	209	6.6
Marketing	389	541	(152)	(28.1)
Provision for doubtful accounts	497	193	304	>100.0
General and administrative	6,470	5,941	529	8.9
Provision for impairment	2,900	—	2,900	100.0
Depreciation and amortization	25,986	21,045	4,941	23.5
Other	2,159	674	1,485	>100.0
Total operating expenses	66,135	54,499	11,636	21.4
Operating income	8,426	13,340	(4,914)	(36.8)

Interest income	13	172	(159)	(92.4)
Interest expense	(19,151)	(17,813)	(1,338)	(7.5)
Gain on extinguishment of debt	22,840	—	22,840	100.0
Provision for income taxes	(236)	(124)	(112)	(90.3)
Income (loss) from continuing operations before gain on sale of real estate assets	11,892	(4,425)	16,317	>100.0
Gain on sale of real estate assets	32,509	—	32,509	100.0
Income (loss) from continuing operations	44,401	(4,425)	48,826	>100.0
Discontinued operations	—	—	—	—
Net income (loss)	$44,401	$(4,425)	$48,826	>100.0

Revenues
Total revenues increased $6.7 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase in revenues was primarily due to an increase in minimum rents due to the acquisitions of Bel Air Mall, The Mall at Barnes Crossing and Mt. Shasta Mall, which were all acquired subsequent to March 31, 2014.
Operating Expenses
Property operating expenses increased $1.8 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Property operating expenses include property operating costs, real estate taxes, property maintenance costs, marketing, and provision for doubtful accounts. Real estate taxes increased $1.3 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, of which $0.8 million was related to the acquisitions that we acquired in 2014 and the remaining increase was related to property tax litigation fees and property tax refunds that we received during the three months ended March 31, 2014.
General and administrative expenses increased by $0.5 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase was a result of a full three months of compensation and employee related costs in 2015 from additional staffing completed in 2014.
Provision for impairment increased $2.9 million during the three months ended March 31, 2015. As a result of a continued decline in operating results at Collin Creek Mall, we recorded an impairment charge for the excess carrying amount over the estimated fair value of the property.
Depreciation and amortization expenses increased $4.9 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase was primarily attributable to the properties we acquired throughout 2015 and 2014.
Other Income and Expenses
Interest expense increased $1.3 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase was primarily related to the loans associated with the properties acquired subsequent to March 31, 2014.
Gain on extinguishment of debt increased $22.8 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 as a result of the conveyance of Steeplegate Mall to its lender.
Gain on sale of real estate assets increased $32.5 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 as a result of the sale of The Shoppes at Knollwood Mall.

Operating Metrics
Leasing Volume

The following table represents the leases signed during the three months ended March 31, 2015:

2015 Leasing Activity(1)(2)	Number of Leases	Square Feet	Term (in years)	Initial Inline Rent PSF (4)(5)	Initial Freestanding Rent PSF (4)(6)	Average Inline Rent PSF (5)(7)	Average Freestanding Rent PSF (6)(7)
New Leases
Under 10,000 sq. ft.	31	110,270	7.6	$36.85	$37.88	$42.15	$40.17
Over 10,000 sq. ft.	3	62,808	6.5	16.39	—	17.02	—
Total New Leases	34	173,078	7.2	29.23	37.88	32.80	40.17

Renewal Leases
Under 10,000 sq. ft.	64	167,877	2.3	$36.97	$21.49	$37.90	$21.49
Over 10,000 sq. ft.	3	83,356	4.8	—	—	—	—
Total Renewal Leases	67	251,233	3.1	36.97	21.49	37.90	21.49

Sub-Total	101	424,311	4.8	$32.97	$26.30	$35.26	$26.97

Percent in Lieu	14	32,468	n.a.	n.a.	n.a	n.a.	n.a

Total Q1 2015 (3)	115	456,779	4.8	$32.97	$26.30	$35.26	$26.97

Explanatory Notes:

(1) Excludes anchors and specialty leasing. An anchor is defined as a department store or discount department store in traditional spaces whose merchandise appeals to a broad range of shoppers or spaces which are greater than 70,000 square feet.
(2) Represents signed leases as of March 31, 2015.
(3) The total leasing commissions were approximately $2.3 million for the three months ended March 31, 2015. There were no material tenant concessions with respect to the leases signed during the three months ended March 31, 2015.
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

The following table represents our weighted average in-place rent for freestanding and mall space that is less than 10,000 square feet for the three months ended March 31, 2015 for our Same Property portfolio:

In-Place Rent < 10k SF (1)
March 31, 2015
Freestanding (2)	$20.65
Mall (3)	$40.58
Total Same Property portfolio	$38.11

Explanatory Notes:

(1) Rent is presented on a cash basis and consists of base minimum rent, common area maintenance costs, and real estate taxes.
(2) Freestanding spaces are outparcel retail locations (locations that are not attached to the primary complex of buildings that comprise a shopping center). Excludes anchor stores.
(3) Mall shop locations excluding anchor and freestanding stores.

New and Renewal Lease Spread

The following table represents leasing and rent spread information for renewals and new leases that we signed during the three months ended March 31, 2015, as compared to the rents of the expiring leases on the same space:

New and Renewal Lease Spread (1)

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF (2)	Average Rent PSF (3)	Expiring Rent PSF (4)	Initial Rent Spread		Average Rent Spread
Three Months Ended March 31, 2015	75	276,053	3.9	$30.33	$32.29	$27.00	$3.33	12.3%	$5.30	19.6%

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
Same Property Trends

•
Same Property Core NOI was $36.6 million for the three months ended March 31, 2015 compared to $35.8 million for the three months ended March 31, 2014. See "—Non-GAAP Financial Measures" for a discussion of Core NOI and a reconciliation of Same Property Core NOI and Core NOI from the consolidated net income as computed in accordance with GAAP.

•
Average total rent for mall spaces that are less than 10,000 square feet increased 4.9%, to $40.58 as of March 31, 2015 from $38.67 per square foot as of March 31, 2014 in our Same Property portfolio. The increase is attributable to higher rents on new and renewal lease as compared to existing rents of the Same Property portfolio.

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
As of March 31, 2015, our combined contractual debt, excluding non-cash debt market rate adjustments, was approximately $1.54 billion. The aggregate principal and interest payments due on our outstanding indebtedness as of March 31, 2015 are approximately $217.3 million for the year ending 2015 and approximately $374.0 million for the year ending 2016.

Property-Level Debt
We had individual Property-Level Debt on 19 of our 35 assets, totaling $1.28 billion (excluding $0.8 million of market rate adjustments) as of March 31, 2015. As of March 31, 2015, the Property-Level Debt had a weighted average interest rate of 5.0% and an average remaining term of 4.8 years. The Property-Level Debt is generally non-recourse to us and is stand-alone (i.e, not cross-collateralized) first mortgage debt with the exception of customary contingent guarantees/indemnities.

The following is a summary of significant property loan refinancings and acquisitions that have occurred as of March 31, 2015 and as of December 31, 2014 ($ in thousands):

Property	Date	Balance at Date of Refinancing	Interest Rate	Balance of New Loan	New Interest Rate	Net Proceeds (1)	Maturity
March 31, 2015
Mt. Shasta Mall (2)	February 2015	$—	—%	$31,850	4.19%	$—	March 2025
December 31, 2014
Bayshore Mall (2)	October 2014	$—	—%	$46,500	3.96%	$43,400	October 2024
The Mall at Barnes Crossing (2)	August 2014	—	—%	67,000	4.29%	—	September 2024
Chula Vista Center (3)	July 2014	—	—%	70,000	4.18%	15,000	July 2024
Sikes Senter (3)	July 2014	54,618	5.2%	—	—%	—	—
Bel Air Mall	May 2014	—	—%	112,505	5.30%	—	December 2015

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

In January 2015, the loan associated with The Shoppes at Knollwood with a mortgage debt balance of $35.1 million was defeased simultaneously with the sale of the property. As of December 31, 2014, the loan was shown as a component of "Liabilities of property held for sale" on the Consolidated Balance Sheets.

In February 2015, we repaid the $10.4 million mortgage debt balance on Washington Park Mall which had a fixed interest rate of 5.35%.

In February 2015, the loan associated with Vista Ridge Mall was transferred to special servicing.

In March 2015, Steeplegate Mall was conveyed to its lender in full satisfaction of the debt. The loan had an outstanding balance of approximately $45.9 million.

Corporate Facilities

2013 Senior Facility

On November 22, 2013, we entered into a $510.0 million secured credit facility that provides borrowings on a revolving basis of up to $250.0 million (the "2013 Revolver") and a $260.0 million senior secured term loan (the "2013 Term Loan" and together with the 2013 Revolver, the "2013 Senior Facility"). Borrowings on the 2013 Senior Facility bear interest at LIBOR plus 185 to 300 basis points based on our corporate leverage. We have the option, subject to the satisfaction of certain conditions precedent, to exercise an "accordion" provision to increase the commitments under the 2013 Revolver and/or incur additional term loans in the aggregate amount of $250.0 million such that the aggregate amount of the commitments and outstanding loans under the 2013 Secured Facility does not exceed $760.0 million. During the year ended December 31, 2014, we exercised a portion of the "accordion" feature on the 2013 Senior Facility to increase the available borrowings of the 2013 Revolver thereunder from $250.0 million to $285.0 million. The term and rates of the 2013 Senior Facility were otherwise unchanged.

The 2013 Revolver has an initial term of four years with a one year extension option and the 2013 Term Loan has a term of five years. As of March 31, 2015, there was no outstanding balance on the 2013 Revolver. As of December 31, 2014, we had $10.0 million outstanding on the 2013 Revolver. The default interest rate following a payment event of default under the 2013 Senior Facility is 3.00% more than the then-applicable interest rate. We are required to pay an unused fee related to the 2013 Revolver equal to 0.20% per year if the aggregate unused amount is greater than or equal to 50% of the 2013 Revolver or 0.30% per year if the aggregate unused amount is less than 50% of the 2013 Revolver.  During each of the three months ended March 31, 2015 and March 31, 2014, we incurred $0.2 million of unused fees related to the 2013 Revolver. Under the 2013 Term Loan, letters of credit totaling $1.1 million were outstanding as of March 31, 2015 in connection with four of our properties. Additionally, we had $4.1 million of letters of credit outstanding in relation to The Shoppes at Knollwood. During three months ended March 31, 2015 and 2014, we incurred $0.04 million and $0.02 million, respectively, of letter of credit fees.

The 2013 Senior Facility contains representations and warranties, affirmative and negative covenants and defaults that are customary for such a real estate loan. In addition, the 2013 Senior Facility requires compliance with certain financial covenants, including borrowing base loan to value and debt yield, corporate maximum leverage ratio, minimum ratio of adjusted consolidated earnings before interest, tax, depreciation and amortization to fixed charges, minimum tangible net worth, minimum mortgaged property requirement, maximum unhedged variable rate debt and maximum recourse indebtedness. Failure to comply with the covenants in the 2013 Senior Facility would result in a default thereunder and, absent a waiver or an amendment from our lenders, permit the acceleration of all outstanding borrowings under the 2013 Senior Facility. No assurance can be given that we would be successful in obtaining such waiver or amendment in this current financial climate, or that any accommodations that we were able to negotiate would be on terms as favorable as those in the 2013 Senior Facility. In December 2014, we entered into an amendment of the 2013 Senior Facility whereby certain modifications were made to the financial covenant calculations. As of March 31, 2015, we were in compliance with all of the debt covenants related to the 2013 Senior Facility.

As of March 31, 2015, $2.12 billion of land, buildings and equipment (before accumulated depreciation) have been pledged as collateral for our mortgages, notes and loans payable. Certain mortgage notes payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.

The weighted-average interest rate on our collateralized mortgages, notes and loans payable was approximately 4.6% as of March 31, 2015 and December 31, 2014. As of March 31, 2015, the average remaining term was 4.6 years.

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

The table below presents the fair value of our derivative financial instruments as well as their classification on our Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014:

Instrument Type	Location in consolidated balance sheets	Notional Amount	Designated Benchmark Interest Rate	Strike Rate	Fair Value at March 31, 2015	Fair Value at December 31, 2014	Maturity Date
Derivative not designated as hedging instruments		(dollars in thousands)
Interest Rate Cap	Prepaid expenses and other assets, net	$65,095	One-month LIBOR	4.5%	$—	$1	May 2016
Derivative designated as hedging instruments
Pay fixed / receive variable rate swap	Accounts payable and accrued expenses, net	59,000	One-month LIBOR	1.49%	(888)	(482)	June 2018

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

The table below describes our current redevelopment projects, which have commenced (dollars in thousands):

Property	Description	Total Project Square Feet	Total Estimated Project Cost	Cost as of March 31, 2015

Knollwood Mall St. Louis Park, MN	De-mall and construct new exterior facing junior boxes including Nordstrom Rack, small shops, and a new outparcel building.	118,000	$32,200	$32,200

Newpark Mall Newark, CA	140,000 SF of new entertainment, including AMC Theater and a two level restaurant pavilion with patio seating.	175,000	$52,500(1)	$19,036

Gateway Mall Springfield, OR	De-mall and construct new exterior facing junior boxes including Marshall's, Hobby Lobby, Petco and new outparcels.	288,000	$43,300	$8,284

Southland Center Taylor, MI	Demolish vacant anchor and construct new 50,000 SF Cinemark Theater and new restaurants.	62,000	$12,100	$790

Explanatory Note:
(1) After deducting the estimated benefit of the NPV of municipal incentives.

Operating Property Capital Expenditures

The table below describes our current operating property capital expenditures for the three months ended March 31, 2015 (in thousands):

Ordinary capital expenditures (1)	$906
Cosmetic capital expenditures	4,153
Tenant improvements and allowances (2)	3,236
Total	$8,295

Explanatory Notes:
(1) Includes non-tenant recurring and non-recurring capital expenditures.
(2) Includes tenant improvements and allowances on current operating properties, excluding anchors and strategic projects.

Summary of Cash Flows
Three Months Ended March 31, 2015 compared to the Three Months Ended March 31, 2014
Cash Flows from Operating Activities
Net cash provided by operating activities was $18.5 million for the three months ended March 31, 2015 compared to $12.5 million for the three months ended March 31, 2014. The increase in cash provided by operating activities was primarily the result of improvements to working capital in comparison to the same period in the prior year. Net operating income generated by the property acquisitions of Bel Air Mall, the Mall at Barnes Crossing joint venture and Mt. Shasta Mall was offset by a decrease in net operating income from the special consideration assets.
Cash Flows from Investing Activities
Net cash provided by investing activities was $16.7 million for the three months ended March 31, 2015, compared to net cash used in investing activities of $72.2 million for the three months ended March 31, 2014. During the three months ended March

31, 2015, cash of $90.2 million was generated by the sale of The Shoppes at Knollwood Mall which was used to purchase Mt. Shasta Mall and the continued redevelopment of existing properties. For the three months ended March 31, 2014, $50.1 million was invested in a demand deposit with an affiliate and $19.9 million was used in the redevelopment of properties.
Cash Flows from Financing Activities
Net cash used in financing activities was $38.2 million for the three months ended March 31, 2015, compared to $61.6 million provided by financing activities for the three months ended March 31, 2014. For the three months ended March 31, 2015, cash was used to repay the mortgage debt on The Shoppes at Knollwood Mall and Washington Park Mall along with $10.0 million used to repay the balance outstanding on the 2013 Revolver. Partially offsetting the use of cash were proceeds from the financing of Mt. Shasta Mall of $31.9 million. For the three months ended March 31, 2014, net cash was primarily provided by $150.7 million in net proceeds received from our common stock offering in January 2014. The net proceeds were offset by a $48.0 million repayment on the Corporate Revolver and $32.8 million in loan repayments.
Contractual Cash Obligations and Commitments
The following table aggregates our contractual cash obligations and commitments as of March 31, 2015:

	2015	2016	2017	2018	2019	Thereafter	Total
	(in thousands)
Long-term debt-principal(1)	$162,425	$322,645	$130,759	$329,279	$12,292	$587,366	$1,544,766
Interest payments(2)	54,904	51,378	38,307	35,549	26,871	95,716	302,725
Operating lease obligations	993	1,340	1,409	1,421	1,356	2,230	8,749
Total	$218,322	$375,363	$170,475	$366,249	$40,519	$685,312	$1,856,240

Explanatory Notes:

(1) Excludes $0.8 million of non-cash debt market rate adjustments.
(2) Based on rates as of March 31, 2015. Variable rates are based on LIBOR rate of 0.18%.
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
Critical Accounting Policies
Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. Our critical accounting policies are discussed in our Annual Report and have not changed as of March 31, 2015.

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

	For the three months ended March 31,
	2015			2014
	Consolidated	Non- Controlling Interest	Total	Consolidated	Non- Controlling Interest	Total
	(In thousands)
Net income (loss)	$44,401	$6	$44,407	$(4,425)	$—	$(4,425)
Gain on extinguishment of debt	(22,840)	—	(22,840)	—	—	—
Gain on sale of real estate assets	(32,509)	—	(32,509)	—	—	—
Provision for income taxes	236	—	236	124	—	124
Interest expense	19,151	(357)	18,794	17,813	—	17,813
Interest income	(13)	—	(13)	(172)	—	(172)
Other	2,159	—	2,159	674	—	674
Provision for impairment	2,900	—	2,900	—	—	—
Depreciation and amortization	25,986	(596)	25,390	21,045	—	21,045
General and administrative	6,470	—	6,470	5,941	—	5,941
NOI	$45,941	$(947)	$44,994	$41,000	$—	$41,000
Above and below market ground rent expense, net	39	—	39	31	—	31
Above and below market tenant leases, net	2,459	5	2,464	3,757	—	3,757
Amortization of tenant inducements	8	—	8	—	—	—
Amortization of straight line rent	42	(15)	27	(625)	—	(625)
Core NOI	$48,489	$(957)	$47,532	$44,163	$—	$44,163
Non same property assets (1)	(10,484)	—	(10,484)	(8,395)	—	(8,395)
Termination income	(434)	—	(434)	—	—	—
Same Property Core NOI	$37,571	$(957)	$36,614	$35,768	$—	$35,768
Explanatory Note:
(1) Represents Bel Air Mall, The Mall at Barnes Crossing and Mt. Shasta, which were acquired in May 2014, August 2014 and January 2015, respectively, and the disposition of The Shoppes at Knollwood Mall and Steeplegate Mall in January 2015 and March 2015, respectively. Same Property portfolio also excludes Gateway Mall, NewPark Mall and Spring Hill Mall, which are undergoing redevelopment with significant disruption. Collin Creek Mall and Vista Ridge Mall are special consideration assets, which are also excluded from our Same Property portfolio. An asset is designated as a special consideration asset when a property has a heightened probability of being conveyed to its lender absent substantive renegotiation.
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
For reference, and as an aid in understanding management's computation of FFO and Core FFO, a reconciliation from the consolidated net loss as computed in accordance with GAAP to FFO and Core FFO is presented below:

	For the three months ended March 31,
	2015			2014
	Consolidated	Non- Controlling Interest	Total	Consolidated	Non- Controlling Interest	Total
	(In thousands)
Net income (loss)	$44,401	$6	$44,407	$(4,425)	$—	$(4,425)
Depreciation and amortization	25,986	(596)	25,390	21,045	—	21,045
Provision for impairment	2,900	—	2,900	—	—	—
Gain on extinguishment of debt	(22,840)	—	(22,840)	—	—	—
Gain on sale of real estate assets	(32,509)	—	(32,509)	—	—	—
FFO	$17,938	$(590)	$17,348	$16,620	$—	$16,620
Provision for income taxes	236	—	236	124	—	124
Interest expense:
Amortization and write-off of market rate adjustments	50	—	50	574	—	574
Amortization and write-off of deferred financing costs	899	—	899	1,272	—	1,272
Debt extinguishment costs	—	—	—	—	—	—
Amortization of straight line rent for corporate and regional offices	5	—	5	6	—	6
Other	2,159	—	2,159	674	—	674
Above and below market ground rent expense, net	39	—	39	31	—	31
Above and below market tenant leases, net	2,459	5	2,464	3,757	—	3,757
Amortization of tenant inducements	8	—	8	—	—	—
Amortization of straight line rent	42	(15)	27	(625)	—	(625)
Core FFO	$23,835	$(600)	$23,235	$22,433	$—	$22,433

ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risks described in our Annual Report.

ITEM 4      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended March 31, 2015. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2015 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015. That evaluation did not identify any changes that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Securities
There were no unregistered sales of equity securities during the three months ended March 31, 2015.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1- January 31, 2015	15,302	$19.85	—	—
February 1 - February 28, 2015	—	—	—	—
March 1 - March 31, 2015	11,184	$19.17	—	—
Total	26,486	$19.56	—	—
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

101
The following financial information from Rouse Properties, Inc.’s. Quarterly Report on Form 10-Q for the three months ended March 31, 2015 has been filed with the SEC on May 4, 2015, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations and Comprehensive Income (Loss), (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of March 31, 2015.  The registrant agrees to furnish a copy of such agreements to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROUSE PROPERTIES, INC.
(Registrant)

Date:	May 4, 2015	By:	/s/ John Wain
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

101
The following financial information from Rouse Properties, Inc’s. Quarterly Report on Form 10-Q for the three months ended March 31, 2015 has been filed with the SEC on May 4, 2015, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations and Comprehensive Income (Loss), (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.