Form 10-Q
period 2015-06-30
Rouse Properties, Inc.
filed 2015-08-03
CIK 1528558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015
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

The number of shares of Common Stock, $0.01 par value, outstanding on July 31, 2015 was 58,006,454.

Rouse Properties, Inc.

ROUSE PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2015	December 31, 2014
	(In thousands)
Assets:
Investment in real estate:
Land	$378,881	$371,363
Buildings and equipment	1,916,384	1,820,072
Less accumulated depreciation	(203,450)	(189,838)
Net investment in real estate	2,091,815	2,001,597
Cash and cash equivalents	2,907	14,308
Restricted cash	44,810	48,055
Accounts receivable, net	32,599	35,492
Deferred expenses, net	51,215	52,611
Prepaid expenses and other assets, net	53,746	62,690
Assets of property held for sale	—	55,647
Total assets	$2,277,092	$2,270,400

Liabilities:
Mortgages, notes and loans payable, net	$1,603,118	$1,584,499
Accounts payable and accrued expenses, net	113,293	113,976
Liabilities of property held for sale	—	38,590
Total liabilities	1,716,411	1,737,065

Commitments and contingencies	—	—

Equity:
Preferred stock: $0.01 par value; 50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2015 and December 31, 2014	—	—
Common stock: $0.01 par value; 500,000,000 shares authorized, 58,047,630 issued and 57,985,228 outstanding as of June 30, 2015 and 57,748,141 issued and 57,743,981 outstanding as of December 31, 2014	578	578
Additional paid-in capital	663,523	679,275
Accumulated deficit	(119,161)	(162,881)
Accumulated other comprehensive loss	(717)	(482)
Total stockholders' equity	544,223	516,490
Non-controlling interest	16,458	16,845
Total equity	560,681	533,335
Total liabilities and equity	$2,277,092	$2,270,400

The accompanying notes are an integral part of these consolidated financial statements.

ROUSE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Revenues:
Minimum rents	$50,770	$46,820	$102,304	$92,790
Tenant recoveries	18,892	18,729	38,842	37,912
Overage rents	732	474	2,322	1,938
Other	2,015	1,767	3,502	2,988
Total revenues	72,409	67,790	146,970	135,628
Expenses:
Property operating costs	17,053	17,159	33,965	33,895
Real estate taxes	6,881	6,073	14,355	12,266
Property maintenance costs	2,347	2,600	5,694	5,776
Marketing	549	540	938	1,081
Provision for doubtful accounts	61	194	558	388
General and administrative	6,889	6,541	13,359	12,481
Provision for impairment	—	—	2,900	—
Depreciation and amortization	23,877	23,419	49,863	44,463
Other	1,792	587	3,951	1,261
Total operating expenses	59,449	57,113	125,583	111,611
Operating income	12,960	10,677	21,387	24,017

Interest income	2	104	14	276
Interest expense	(17,484)	(18,833)	(36,635)	(36,647)
Gain on extinguishment of debt	4,054	—	26,894	—
Provision for income taxes	(191)	(123)	(427)	(247)
Income (loss) from continuing operations before gain (loss) on sale of real estate assets	(659)	(8,175)	11,233	(12,601)
Gain (loss) on sale of real estate assets	(14)	—	32,496	—
Income (loss) from continuing operations	(673)	(8,175)	43,729	(12,601)
Discontinued operations	—	—	—	—
Net income (loss)	(673)	(8,175)	43,729	(12,601)
Net income attributable to non-controlling interests	(15)	—	(9)	—
Net income (loss) attributable to Rouse Properties Inc.	$(688)	$(8,175)	$43,720	$(12,601)

Net income (loss) per share attributable to Rouse Properties Inc. - Basic	$(0.01)	$(0.14)	$0.76	$(0.22)

Net income (loss) per share attributable to Rouse Properties Inc. - Diluted	$(0.01)	$(0.14)	$0.75	$(0.22)

Dividends declared per share	$0.18	$0.17	$0.36	$0.34

Other comprehensive income (loss):
Net income (loss)	$(673)	$(8,175)	$43,729	$(12,601)
Other comprehensive loss:
Unrealized gain (loss) on financial instrument	171	(369)	(235)	(655)
Comprehensive income (loss)	$(502)	$(8,544)	$43,494	$(13,256)

The accompanying notes are an integral part of these consolidated financial statements.

ROUSE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Common Stock (shares)	Class B Common Stock (shares)	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Equity
	(In thousands, except share amounts)
Balance at December 31, 2013	49,648,436	—	$497	$565,798	$(111,125)	$—	$111	$455,281
Net loss	—	—	—	—	(12,601)	—	—	(12,601)
Comprehensive loss	—	—	—	—	—	(655)	—	(655)
Issuance of 8,050,000 shares of common stock, net of underwriting discount	8,050,000	—	81	150,616	—	—	—	150,697
Offering costs	—	—	—	(467)	—	—	—	(467)
Dividends to common shareholders ($0.13 per share for issuance of 8,050,000 shares and $0.17 per share for Q1 and Q2 dividend)	—	—	—	(20,767)	—	—	—	(20,767)
Issuance and amortization of stock compensation	42,489	—	—	1,777	—	—	—	1,777
Exercise of options	1,680			28				28
Balance at June 30, 2014	57,742,605	—	$578	$696,985	$(123,726)	$(655)	$111	$573,293

Balance at December 31, 2014	57,743,981	—	$578	$679,275	$(162,881)	$(482)	$16,845	$533,335
Net income (loss)	—	—	—	—	43,720	—	9	43,729
Comprehensive loss	—	—	—	—	—	(235)	—	(235)
Dividends to common shareholders ($0.18 per share for Q1 & Q2 dividend)	—	—	—	(20,860)	—	—	—	(20,860)
Issuance and amortization of stock compensation	53,550	—	—	1,510	—	—	—	1,510
Exercise of options	243,373	—	—	3,598	—	—	—	3,598
Distributions to non-controlling interest	—	—	—	—	—	—	(490)	(490)
Contributions from non-controlling interest							49	49
Forfeited restricted shares	(58,242)	—	—	—	—	—	—	—
Net assets attributable to Non-Controlling Interest (as a result of Business Combination)	—	—	—	—	—	—	45	45
Issuance of shares under Employee Stock Purchase Plan ("ESPP")	2,566	—	—	—	—	—	—	—
Balance at June 30, 2015	57,985,228	—	$578	$663,523	$(119,161)	$(717)	$16,458	$560,681

The accompanying notes are an integral part of these consolidated financial statements.

ROUSE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$43,729	$(12,601)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	558	388
Depreciation	45,030	40,337
Amortization	4,833	4,126
Amortization/write-off of deferred financing costs	1,650	2,153
Amortization/write-off of debt market rate adjustments	(376)	1,728
Amortization of above/below market leases and tenant inducements	4,262	7,464
Straight-line rent amortization	(322)	(1,087)
Stock based compensation	1,510	1,777
Provision for impairment	2,900	—
Gain on extinguishment of debt	(26,894)	—
Gain on sale or real estate assets	(32,496)	—
Net changes:
Accounts receivable	1,843	186
Prepaid expenses and other assets	2,667	1,668
Deferred expenses	(6,657)	(7,296)
Restricted cash	(594)	(1,013)
Accounts payable and accrued expenses	(166)	(2,964)
Net cash provided by operating activities	41,477	34,866

Cash Flows from Investing Activities:
Acquisition of investments in real estate	(154,100)	(19,412)
Proceeds from sale of property, net	90,197	—
Development, building and tenant improvements	(63,189)	(47,665)
Demand deposit with affiliate	—	(10,014)
Restricted cash	5,115	3,760
Net cash used in investing activities	(121,977)	(73,331)

Cash Flows from Financing Activities:
Proceeds received from equity offering	—	156,976
Discount from equity offering	—	(6,279)
Proceeds received from stock option exercise	3,598	28
Payments for offering costs	—	(467)
Proceeds from issuance of mortgages, notes and loans payable	131,050	—
Borrowings under revolving line of credit	95,000	10,000
Principal payments on mortgages, notes and loans payable	(54,368)	(37,933)
Repayments under revolving line of credit	(84,775)	(58,000)
Dividends paid	(20,240)	(17,335)
Distributions to non-controlling interests, net	(441)	—
Deferred financing costs	(725)	(455)
Net cash provided by financing activities	69,099	46,535

Net change in cash and cash equivalents	(11,401)	8,070
Cash and cash equivalents at beginning of period	14,308	14,224
Cash and cash equivalents at end of period	$2,907	$22,294

Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest	$34,530	$31,703
Capitalized interest	(1,136)	(1,198)

Non-Cash Transactions:
Change in accrued capital expenditures included in accounts payable and accrued expenses	$(9,343)	$(5,759)

ROUSE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Dividends declared, not yet paid	10,505	9,885
Assumption of mortgage related to the acquisition of a property	—	112,505
Capitalized market rate adjustments and deferred financing amortization	133	193

Supplemental non-cash information related to acquisition accounting:
Land	$—	$8,969
Buildings and equipment, net	—	103,123
Deferred expenses, net	—	1,841
Prepaid expenses and other assets	—	5,461
Mortgages, notes and loans payable	—	(112,505)
Accounts payable and accrued expenses	—	(6,889)

Supplemental non-cash information related to gain on extinguishment of debt:
Land	$(18,384)	$—
Buildings and equipment, net	(52,453)	—
Accounts receivable	(224)	—
Deferred expenses, net	(1,555)	—
Prepaid expenses and other assets	(5,590)	—
Mortgages, notes and loans payable	(103,031)	—
Accounts payable and accrued expenses	(2,069)	—

The accompanying notes are an integral part of these consolidated financial statements.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1                            ORGANIZATION

Readers of this Quarterly Report should refer to the Company’s (as defined below) audited Consolidated and Combined Financial Statements for the year ended December 31, 2014, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Annual Report”), as certain footnote disclosures which would substantially duplicate those contained in the Annual Report have been omitted from this Quarterly Report.  In the opinion of management, all adjustments necessary for a fair presentation (which include only normal recurring adjustments) have been included in this Quarterly Report.
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

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The accompanying consolidated financial statements include the accounts of Rouse, as well as all subsidiaries of Rouse and all joint ventures in which the Company has a controlling interest. For consolidated joint ventures, the non-controlling partner’s share of the assets, liabilities and operations of the joint ventures (generally computed as the joint venture partner’s ownership percentage) is included in non-controlling interests as permanent equity of the Company. All intercompany transactions have been eliminated in consolidation as of and for each of the three and six months ended June 30, 2015 and 2014.

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

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Depreciation and amortization expense is computed using the straight-line method based upon the following estimated useful lives:

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

The Company determined there were events and circumstances which changed management's estimated holding period for Collin Creek Mall. The lender had placed the loan into special servicing status and communicated to the Company that it would be unwilling to extend the term and discount the loan. As a result of the continued decline in the operating results of the property, management concluded it was in the best interest of the Company to convey the property to its lender prior to maturity in full satisfaction of the debt. Therefore, the Company revised its intended hold period of this property to less than one year. The change in the hold period impacted the undiscounted cash flows utilized in the impairment analysis and the Company concluded that the carrying amount of the property was not recoverable. The Company recorded an impairment charge of $2.9 million during the six months ended June 30, 2015, to reduce the aggregate carrying value to the estimated fair value of the property. This impairment charge is included in "Provision for impairment" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss). In April 2015, the property associated with Collin Creek Mall was conveyed to its lender in full satisfaction of the debt.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No impairment charges were recorded for the three months ended June 30, 2015 and the three and six months ended June 30, 2014.
Intangible Assets and Liabilities

The following table summarizes our intangible assets and liabilities as a result of the application of acquisition accounting:

	Gross Asset (Liability)	Accumulated (Amortization)/ Accretion	Net Carrying Amount
	(In thousands)
June 30, 2015
Tenant leases:
In-place value	$91,618	$(37,924)	$53,694
Above-market	100,876	(54,533)	46,343
Below-market	(62,611)	20,907	(41,704)
Ground leases:
Below-market	3,682	(616)	3,066

December 31, 2014
Tenant leases:
In-place value	$97,745	$(43,481)	$54,264
Above-market	109,862	(58,866)	50,996
Below-market	(65,476)	22,184	(43,292)
Ground leases:
Below-market	3,682	(537)	3,145
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

Amortization of in-place intangible assets decreased the Company's income by $4.8 million and $6.0 million for the three months ended June 30, 2015 and 2014, respectively. Amortization of in-place intangible assets decreased the Company's income by $10.8 million and $11.9 million for the six months ended June 30, 2015 and 2014, respectively. Amortization of in-place intangibles is included in "Depreciation and amortization" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).

Amortization of above-market and below-market lease intangibles decreased the Company's revenue by $1.7 million and $3.6 million for the three months ended June 30, 2015 and 2014, respectively. Amortization of above-market and below-market lease intangibles decreased the Company's revenue by $4.2 million and $7.4 million for the six months ended June 30, 2015 and 2014, respectively. Amortization of above-market and below-market lease intangibles is included in "Minimum rents" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future amortization/accretion of these intangibles is estimated to decrease the Company's net income as follows:

Year	In-place lease intangibles	Above/(below) market leases, net
	(In thousands)
Remainder of 2015	$10,663	$3,523
2016	14,151	5,316
2017	8,298	3,413
2018	5,687	989
2019	3,996	(498)
2020	3,057	(992)

Cash and Cash Equivalents
The Company considers all demand deposits with a maturity of three months or less, at the date of purchase, to be cash equivalents.

Restricted Cash
Restricted cash consists of security deposits and cash escrowed under loan agreements for debt service, real estate taxes, property insurance, tenant improvements, capital renovations and capital improvements.

Interest Rate Hedging Instruments

The Company recognizes its derivative financial instruments in either "Prepaid expenses and other assets, net" or "Accounts payable and accrued expenses, net", as applicable, in the Consolidated Balance Sheets and measures those instruments at fair value. The accounting for changes in fair value (i.e., gain or loss) of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. To qualify as a hedging instrument, a derivative must pass prescribed effectiveness tests, performed quarterly using both quantitative and qualitative methods. The Company entered into a derivative agreement as of March 31, 2014 that qualifies as a hedging instrument and was designated, based upon the exposure of being hedged, as a cash flow hedge. The fair value of this cash flow hedge as of June 30, 2015 was $0.7 million and is included in "Accounts payable and accrued expenses, net" in the Company's Consolidated Balance Sheets. The fair value of the Company's interest rate hedge is classified as Level 2 in the fair value measurement table. To the extent they are effective, changes in fair value of cash flow hedges are reported in "Accumulated other comprehensive income (loss)" ("AOCI/L") and reclassified into earnings in the same period or periods during which the hedged item affects earnings. The ineffective portion of the hedge, if any, is recognized in current earnings during the period of change in fair value. The gain or loss on the termination of an effective cash flow hedge is reported in AOCI/L and reclassified into earnings in the same period or periods during which the hedged item affects earnings. The Company also assesses the credit risk that the counterparty will not perform according to the terms of the contract.

Revenue Recognition and Related Matters

Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. Minimum rent revenues also include amounts collected from tenants to allow the termination of their leases prior to their scheduled expiration dates as well as the amortization related to above and below-market tenant leases on acquired properties and tenant inducements. Minimum rent revenues also include percentage rents in lieu of minimum rent from those leases where the Company receives a percentage of tenant revenues.

The following is a summary of amortization of straight-line rent, lease termination income, net amortization related to above and below-market tenant leases, amortization of tenant inducements, and percentage rent in lieu of minimum rent for the three and six months ended June 30, 2015 and 2014:

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30, 2015
	2015	2014	2015	2014
	(In thousands)
Straight-line rent amortization	$364	$462	$322	$1,087
Lease termination income	205	456	638	456
Net amortization of above and below-market tenant leases	(1,723)	(3,639)	(4,182)	(7,396)
Amortization of tenant inducements	(10)	(10)	(18)	(10)
Percentage rent in lieu of minimum rent	1,400	1,361	2,997	2,968

Straight-line rent receivables represent the current net cumulative rents recognized prior to when billed and collectible, as provided by the terms of the leases. The following is a summary of straight-line rent receivables, which are included in "Accounts receivable, net," in the Company's Consolidated Balance Sheets and are reduced for allowances for doubtful accounts:

	June 30, 2015	December 31, 2014
	(In thousands)
Straight-line rent receivables, net	$13,962	$14,431

The Company provides an allowance for doubtful accounts against the portion of accounts receivable, including straight-line rents, which is estimated to be uncollectible. Such allowances are reviewed periodically based upon our recovery experience. The Company also evaluates the probability of collecting future rent which is recognized currently under a straight-line methodology. This analysis considers the long term nature of the Company's leases, as a certain portion of the straight-line rent currently recognizable will not be billed to the tenant until future periods. The Company's experience relative to unbilled straight-line rent receivable is that a certain portion of the amounts recorded as straight-line rental revenue are never collected from (or billed to) tenants due to early lease terminations. For the portion of the recognized deferred rent that is not deemed to be probable of collection, an allowance for doubtful accounts has been provided. Accounts receivable are shown net of an allowance for doubtful accounts of $2.9 million and $3.4 million as of June 30, 2015 and December 31, 2014, respectively.

Tenant recoveries are amounts due from tenants that are established in the leases or computed based upon a formula related to real estate taxes, insurance and other property operating expenses and are generally recognized as revenues in the period in which the related costs are incurred. The Company makes certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. The Company does not expect the actual results to materially differ from the estimated reimbursement.

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

Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per share is calculated similarly; however, it reflects potential dilution of securities by adding the incremental weighted average shares that would have been outstanding assuming all potentially dilutive securities were converted into common stock at the earliest date possible to the weighted-average number of shares of common stock outstanding for the period. As of June 30, 2015 and 2014, there were 3,598,473 and 3,285,671 stock options outstanding, respectively, that potentially could be converted into shares of common stock and 82,670 and 215,049 shares of non-vested restricted stock outstanding, respectively. The impact of dilutive stock options and non-vested restricted stock have been considered in the calculation of diluted weighted average shares outstanding for the six months ended June 30, 2015.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The stock options and shares of restricted stock are excluded from the weighted average shares dilution computation for the three months ended June 30, 2015 and for the three and six months ended June 30, 2014, as their effect is anti-dilutive.

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
	(In thousands)
June 30, 2015
Recurring basis:
Assets:
Interest rate cap	$—	$—	$—	$—
Liabilities:
Interest rate swap	$(717)	$—	$(717)	$—
Non-recurring basis:
Investment in Real Estate (1)	$—	$—	$—	$—
December 31, 2014
Recurring basis:
Assets:
Interest rate cap	$1	$—	$1	$—
Liabilities:
Interest rate swap	$(482)		$(482)	$—
Non-recurring basis:
Investment in Real Estate (1)	$74,237	$—	$—	$74,237
Explanatory Note:
(1) The carrying value includes each mall's respective land, building, and in-place lease value.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the carrying value of properties that were impaired and disposed of during the six months ended June 30, 2015:

	Collin Creek Mall (1)(2)	Steeplegate Mall (1)(2)
	(In thousands)
Beginning carrying value, January 1, 2015	$51,767	$22,659
Capital expenditures	—	—
Depreciation and amortization expense	(539)	(219)
Loss on impairment of real estate	(2,900)	—
Disposition of real estate asset	(48,328)	(22,440)
Ending carrying value, June 30, 2015	$—	$—
Explanatory Notes:
(1) The carrying value includes the mall's respective land, building, in place lease value, and above and below market lease value.
(2) The property was conveyed to its mortgage lender during the six months ended June 30, 2015.

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

The Company uses interest rate swaps and caps to mitigate the effect of interest rate movements on its variable-rate debt. The Company has one interest rate swap and one interest rate cap as of June 30, 2015 and the interest rate swap qualified for hedge accounting. The interest rate swap has met the effectiveness test criteria since inception and changes in its fair value are reported in "Other comprehensive income/(loss)" ("OCI/L") and are reclassified into earnings in the same period or periods during which the hedged item affects earnings. The interest rate cap did not qualify for hedge accounting and changes in its fair value are reported in earnings during the period incurred. The fair value of the Company's interest rate hedges, classified under Level 2, are determined based on prevailing market data for contracts with matching durations, current and anticipated LIBOR information, consideration of the Company's credit standing, credit risk of the counterparty, and reasonable estimates about relevant future market conditions. See Note 7 for additional information regarding the Company's interest rate hedging instruments.

The Company's financial instruments are short term in nature and as such their fair values approximate their carrying amount in our Consolidated Balance Sheets except for debt. As of June 30, 2015 and December 31, 2014, management’s estimates of fair value are presented below. The Company estimated the fair value of the debt by using a future discounted cash flow analysis based on the use and weighting of multiple market inputs. As a result of the frequency and availability of market data, the inputs used to measure the estimated fair value of debt are Level 3 inputs. The primary sensitivity in these calculations is based on the selection of appropriate discount rates.

	June 30, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Fixed-rate debt	$1,233,011	$1,272,138	$1,249,195	$1,248,928
Variable-rate debt	370,107	373,827	335,304	336,791
Total mortgages, notes and loans payable, net	$1,603,118	$1,645,965	$1,584,499	$1,585,719

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

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred financing costs are amortized on a straight-line basis (which approximates the effective interest method) over the lives of the related mortgages, notes, and loans payable and are included in "Interest expense" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).  The following table summarizes our deferred lease and financing costs:

	Gross Asset	Accumulated Amortization	Net Carrying Amount
	(In thousands)
June 30, 2015
Deferred lease costs	$55,629	$(14,434)	$41,195
Deferred financing costs	16,261	(6,241)	10,020
Total	$71,890	$(20,675)	$51,215

December 31, 2014
Deferred lease costs	$55,647	$(14,683)	$40,964
Deferred financing costs	19,151	(7,504)	11,647
Total	$74,798	$(22,187)	$52,611

Asset Retirement Obligations
The Company evaluates any potential asset retirement obligations, including those related to disposal of asbestos containing materials and environmental remediation liabilities. The Company recognizes the fair value of such obligations in the period incurred if a reasonable estimate of fair value can be determined. As of June 30, 2015 and December 31, 2014, estimated costs of environmental remediation of approximately $4.5 million have been recorded as a liability in "Accounts payable and accrued expenses, net" on the Company's Consolidated Balance Sheets. During the three and six months ended June 30, 2014, the Company reversed its environmental liability on the Boulevard Mall of $0.4 million, and is included in "Other expense" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss). The Company does not believe actual remediation costs will be materially different than the estimates as of June 30, 2015.

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

Discontinued Operations

Prior to 2014, the Company reclassified to discontinued operations any material operations and gains or losses on disposal related to properties that were held for sale or disposed of during the period in accordance with the applicable accounting standards. In 2014, the Company early adopted Accounting Standards Update ("ASU") No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" issued by the Financial Accounting Standards Board ("FASB"). ASU No. 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. The Company applied the revised definition to all disposals on a prospective basis beginning January 1, 2014.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606).” This topic provides for five principles which should be followed to determine the appropriate amount and timing of revenue recognition for the transfer of

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

goods and services to customers. The principles in this ASU should be applied to all contracts with customers regardless of industry, but specifically exclude leases. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with two transition methods of adoption allowed. Early adoption for reporting periods prior to December 15, 2016 is not permitted. On April 1, 2015, the FASB board voted to postpone the effective date of the new revenue recognition standard by one year.  The ASU is now effective for the reporting periods after December 15, 2017. The Company is evaluating the financial statement impact of the guidance in this ASU and determining which transition method it will utilize.

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

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs", which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability. For public business entities, this ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Entities should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The Company is currently evaluating the impact of the guidance in this ASU.

NOTE 3                                                    ACQUISITIONS

The Company includes the results of operations of real estate assets acquired in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) from the date of the related transactions.

The following table presents the Company's acquisitions as of June 30, 2015 and December 31, 2014:

	Date Acquired	Property Name	Location	Square Footage Acquired	Purchase Price
2015 Acquisitions					(In thousands)
	01/28/2015	Mt. Shasta Mall (1)(3)	Redding, CA	521,000	$49,000
	06/03/2015	Fig Garden Village (1)(2)	Fresno, CA	301,459	106,100
			2015 Acquisitions Total	822,459	$155,100
2014 Acquisitions
	05/22/2014	Bel Air Mall (1)(4)	Mobile, AL	1,004,439	$131,917
	08/29/2014	The Mall at Barnes Crossing (5)	Tupelo, MS	736,607	98,850
			2014 Acquisitions Total	1,741,046	$230,767
Explanatory Notes:

(1) Rouse acquired a 100% interest in the mall.
(2) The Company closed on a new $74.2 million non-recourse mortgage loan that bears interest at 4.14%, matures in June 2025, is interest only for the first five years and amortizes over 30 years thereafter.

(3)
The Company closed on a new $31.9 million non-recourse mortgage loan that bears interest at 4.19%, matures in March 2025, is interest only for the first three years and amortizes over 30 years thereafter.

(4) The Company assumed an existing $112.5 million non-recourse mortgage loan that bears interest at 5.30%, matures in December 2025 and amortizes on a 30 year schedule.
(5) Rouse acquired a 51% controlling interest in the mall and related properties. In conjunction with the closing of this transaction, the Company closed on a new $67.0 million non-recourse mortgage loan that bears interest at 4.29%, matures in September 2024, is interest only for the first three years and amortizes on a 30 year schedule thereafter. See Note 12 for further details.

The following table presents certain additional information regarding the Company's acquisitions as of June 30, 2015 and December 31, 2014:

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Property Name	Land	Building and Improvements	Acquired Lease Intangibles	Acquired Above Market Lease Intangibles	Acquired Below Market Lease Intangibles	Other
2015 Acquisitions		(In thousands)
	Mt. Shasta Mall	$7,809	$38,008	$3,779	$915	$(1,813)	$302
	Fig Garden Village	18,709	79,250	7,344	4,305	(2,868)	(640)
	Total	$26,518	$117,258	$11,123	$5,220	$(4,681)	$(338)
2014 Acquisitions
	Bel Air Mall	$8,969	$111,206	$11,329	$3,952	$(6,889)	$3,350
	The Mall at Barnes Crossing	17,969	75,949	6,973	4,700	(8,100)	1,359
	Total	$26,938	$187,155	$18,302	$8,652	$(14,989)	$4,709

The Company incurred acquisition and transaction related costs of $0.6 million and $0.2 million for the three months ended June 30, 2015 and 2014, respectively, and $1.1 million and $0.4 million for the six months ended June 30, 2015 and 2014. Acquisition and transaction related costs consist of due diligence costs such as legal fees, environmental studies and closing costs. These costs were recorded in "Other" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).

During the three and six months ended June 30, 2015, the Company recorded approximately $2.3 million and $3.6 million, respectively, in revenues and $1.6 million and $1.7 million, respectively, in net loss related to the acquisition of Fig Garden Village and Mt. Shasta Mall. During the three and six months ended June 30, 2014, the Company recorded approximately $1.9 million in revenues and $1.2 million in net loss related to the acquisitions of Bel Air Mall.

The following condensed pro forma financial information for each of the six months ended June 30, 2015 and 2014 includes pro forma adjustments related to the acquisition of Fig Garden Village, Mt. Shasta Mall and Bel Air Mall, which is presented assuming the acquisition had been consummated as of January 1, 2014. The following condensed pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming the acquisition had been consummated as of January 1, nor does it purport to represent the results of operations for future periods. Pro forma adjustments include above and below-market amortization, straight-line rent, interest expense, and depreciation and amortization.

	Six months ended June 30,
	2015	2014
	As Adjusted (Unaudited)
	(In thousands, except per share amounts)
Total revenues	$151,026	$150,230
Net loss	42,549	(15,658)

Net income (loss) per share - basic	$0.74	$(0.28)

Net income (loss) per share - diluted	$0.73	$(0.28)

Weighted average shares - basic	57,667,380	56,828,173
Weighted average shares - diluted	58,101,849	56,828,173

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4                                             PREPAID EXPENSES AND OTHER ASSETS, NET

The following table summarizes the significant components of prepaid expenses and other assets, net:

	June 30, 2015	December 31, 2014
	(In thousands)
Above-market tenant leases, net (Note 2)	$46,343	$50,996
Prepaid expenses	3,387	4,755
Below-market ground leases, net (Note 2)	3,066	3,145
Deposits	408	1,447
Other	542	2,347
Total prepaid expenses and other assets, net	$53,746	$62,690

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5                                                  MORTGAGES, NOTES AND LOANS PAYABLE, NET

Mortgages, notes and loans payable are summarized as follows:

	June 30, 2015	December 31, 2014	Interest Rate at June 30, 2015	Scheduled Maturity Date
Fixed-rate debt:	(in thousands)
Steeplegate Mall	$—	$45,858	—%	—
Bel Air Mall (1)	110,167	111,276	5.30	December 2015
Greenville Mall	40,196	40,602	5.29	December 2015
Vista Ridge Mall	67,112	68,537	6.87	April 2016
Washington Park Mall	—	10,505	—	—
The Centre at Salisbury	115,000	115,000	5.79	May 2016
The Mall at Turtle Creek	77,133	77,648	6.54	June 2016
Collin Creek Mall	—	58,128	—	—
Grand Traverse Mall	58,982	59,479	5.02	February 2017
West Valley Mall (2)	59,000	59,000	3.24	September 2018
Pierre Bossier Mall	46,257	46,654	4.94	May 2022
Pierre Bossier Anchor	3,594	3,637	4.85	May 2022
Southland Center (MI)	75,424	76,037	5.09	July 2022
Chesterfield Towne Center	107,242	107,967	4.75	October 2022
Animas Valley Mall	49,607	50,053	4.41	November 2022
Lakeland Square	67,436	68,053	4.17	March 2023
Valley Hills Mall	65,929	66,492	4.47	July 2023
Chula Vista Center (1)(3)	70,000	70,000	4.18	July 2024
The Mall at Barnes Crossing (1)	67,000	67,000	4.29	September 2024
Bayshore Mall (1)	46,500	46,500	3.96	October 2024
Mt. Shasta Mall (1)	31,850	—	4.19	March 2025
Fig Garden Village (1)	74,200	—	4.14	June 2025
Total fixed-rate debt	$1,232,629	$1,248,426
Add: Market rate adjustments	382	769
	$1,233,011	$1,249,195
Variable-rate debt:
NewPark Mall (4)	$64,882	$65,304	3.44%	May 2017
2013 Term Loan(5)(6)	285,000	260,000	2.54	November 2018
2013 Revolver (5)(6)	20,225	10,000	2.53	November 2017
Total variable-rate debt:	$370,107	$335,304

Total mortgages, notes and loans payable, net	$1,603,118	$1,584,499

Explanatory Notes:
(1) See the significant property loan refinancings and acquisitions table below, under "—Property-Level Debt" in this Note 5 for additional information regarding the debt related to each property.
(2) During January 2014, the Company entered into a swap transaction which fixes the interest rate on the loan for this property to 3.24%. See Note 7 for further details.
(3) On July 1, 2014, the Company removed Chula Vista Center from the 2013 Senior Facility (as defined below) collateral pool and placed a new non-recourse mortgage loan on Chula Vista Center. Sikes Senter debt was repaid on July 1, 2014 from proceeds from the Chula Vista Center refinancing, and upon repayment, Sikes was added to the 2013 Senior Facility collateral pool with no change to the outstanding 2013 Senior Facility collateral pool balance.
(4) During July 2014, the Company reduced the spread from LIBOR (30 day) plus 405 basis points to LIBOR (30 day) plus 325 basis points.
(5) LIBOR (30 day) plus 235 basis points.
(6) On June 30, 2015, the Company exercised a portion of its "accordion feature" on the 2013 Senior Facility, increasing the 2013 Term Loan from $260.0 million to $285.0 million and increasing the availability on the 2013 Revolver from $285.0 million to $310.0 million.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property-Level Debt

The Company had individual property-level debt (the “Property-Level Debt”) on 19 of its 35 assets, totaling $1.30 billion (excluding $0.4 million of market rate adjustments) as of June 30, 2015. As of June 30, 2015, the Property-Level Debt had a weighted average interest rate of 4.8% and an average remaining term of 5.0 years. The Property-Level Debt is generally non-recourse to the Company and is stand-alone (i.e., not cross-collateralized) first mortgage debt with the exception of customary contingent guarantees and indemnities.

The following is a summary of significant property loan refinancings and acquisitions that have occurred during the six months ended June 30, 2015 and the year ended December 31, 2014 ($ in thousands):

Property	Date	Balance at Date of Refinancing	Interest Rate	Balance of New Loan	New Interest Rate	Net Proceeds (1)	Maturity
June 30, 2015:
Fig Garden Village (2)	June 2015	$—	—%	$74,200	4.14%	$—	June 2025
Mt. Shasta Mall (3)	February 2015	—	—%	31,850	4.19%	—	March 2025

December 31, 2014:
Bayshore Mall (3)	October 2014	$—	—%	$46,500	3.96%	$43,400	October 2024
The Mall at Barnes Crossing (3)	August 2014	—	—%	67,000	4.29%	—	September 2024
Chula Vista Center (4)	July 2014	—	—%	70,000	4.18%	15,000	July 2024
Sikes Senter (4)	July 2014	54,618	5.20%	—	—%	—	—
Bel Air Mall	May 2014	—	—%	112.505	5.30%	—	December 2015

Explanatory Notes:
(1) Net proceeds are net of closing costs.
(2) The loan is interest-only for the first five years.
(3) The loan is interest-only for the first three years.
(4) On July 1, 2014, the Company removed Chula Vista Center, located in Chula Vista, CA, from the 2013 Senior Facility collateral pool and placed a new non-recourse mortgage loan on the property. Sikes Senter, located in Wichita Falls, TX, had an outstanding mortgage loan which was repaid on July 1, 2014 from proceeds from the Chula Vista Center refinancing. Upon repayment, Sikes Senter was added to the 2013 Senior Facility collateral pool with no change to the outstanding 2013 Senior Facility balance.

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

In March 2015, the property associated with Steeplegate Mall was conveyed to its lender in full satisfaction of the debt. The loan had an outstanding balance of approximately $45.9 million.

In April 2015, the property associated with Collin Creek Mall was conveyed to its lender in full satisfaction of the debt. The loan had an outstanding balance of approximately $57.6 million.

Corporate Facility

2013 Senior Facility

On November 22, 2013, the Company entered into a $510.0 million secured credit facility that provides borrowings on a revolving basis of up to $250.0 million (the "2013 Revolver") and a $260.0 million senior secured term loan (the "2013 Term Loan" and together with the 2013 Revolver, the "2013 Senior Facility"). Borrowings on the 2013 Senior Facility bear interest at LIBOR plus

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

185 to 300 basis points based on the Company's corporate leverage. The Company has the option, subject to the satisfaction of certain conditions precedent, to exercise an "accordion" feature to increase the commitments under the 2013 Revolver and/or incur additional term loans in the aggregate amount of $250.0 million such that the aggregate amount of the commitments and outstanding loans under the 2013 Secured Facility does not exceed $760.0 million. During the year ended December 31, 2014, the Company exercised a portion of its "accordion" feature on the 2013 Senior Facility to increase the available borrowings of the 2013 Revolver thereunder from $250.0 million to $285.0 million.

During the six months ended June 30, 2015, through an amendment to the 2013 Senior Facility, the Company exercised a portion of its "accordion" feature which increased the aggregate amount of commitments under the 2013 Senior Facility from $545.0 million to $595.0 million. The exercise increased availability on the 2013 Revolver from $285.0 million to $310.0 million and increased the 2013 Term Loan from $260.0 million to $285.0 million. The term and rates of the Company's 2013 Senior Facility were otherwise unchanged.

The 2013 Revolver has an initial term of four years with a one year extension option and the 2013 Term Loan has a term of five years. As of June 30, 2015, the Company has drawn $20.2 million on the 2013 Revolver. The Company is required to pay an unused fee related to the 2013 Revolver equal to 0.20% per year if the aggregate unused amount is greater than or equal to 50% of the 2013 Revolver or 0.30% per year if the aggregate unused amount is less than 50% of the 2013 Revolver.  During the three and six months ended June 30, 2015, the Company incurred $0.2 million and $0.4 million, respectively, of unused fees related to the 2013 Revolver. During the three and six months ended June 30, 2014, the Company incurred $0.2 million and $0.4 million, respectively, of unused fees related to the 2013 Revolver. Under the 2013 Revolver, letters of credit totaling $0.9 million were outstanding as of June 30, 2015 in connection with three properties. Additionally, the Company had $2.4 million of letters of credit outstanding in relation to The Shoppes at Knollwood Mall. During the three and six months ended June 30, 2015, the Company incurred $0.03 million and $0.06 million, respectively, of letter of credit fees. During the three and six months ended June 30, 2014, the Company incurred $0.03 million and $0.05 million, respectively, of letter of credit fees.

The 2013 Senior Facility contains representations and warranties, affirmative and negative covenants and defaults that are customary for such a real estate loan. In addition, the 2013 Senior Facility requires compliance with certain financial covenants, including borrowing base loan to value and debt yield, corporate maximum leverage ratio, minimum ratio of adjusted consolidated earnings before interest, tax, depreciation and amortization to fixed charges, minimum tangible net worth, minimum mortgaged property requirement, maximum unhedged variable rate debt and maximum recourse indebtedness. Failure to comply with the covenants in the 2013 Senior Facility would result in a default thereunder and, absent a waiver or an amendment from our lenders, permit the acceleration of all outstanding borrowings under the 2013 Senior Facility. The default interest rate following a payment event of default under the 2013 Senior Facility is 3.0% more than the then-applicable interest rate. No assurance can be given that the Company would be successful in obtaining such waiver or amendment in this current financial climate, or that any accommodations that the Company was able to negotiate would be on terms as favorable as those in the 2013 Senior Facility. In December 2014, the Company entered into an amendment of the 2013 Senior Facility whereby certain modifications were made to the financial covenant calculations. As of June 30, 2015, the Company was in compliance with all of the debt covenants related to the 2013 Senior Facility.

As of June 30, 2015, $2.08 billion of land, buildings and equipment (before accumulated depreciation) have been pledged as collateral for our mortgages, notes and loans payable. Certain mortgage notes payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.

The weighted-average interest rate on our collateralized mortgages, notes and loans payable was approximately 4.4% and 4.6%, as of June 30, 2015 and December 31, 2014, respectively. The average remaining term was 4.7 years as of June 30, 2015 and December 31, 2014.

NOTE 6                                           ACCOUNTS PAYABLE AND ACCRUED EXPENSES, NET

The following table summarizes the significant components of accounts payable and accrued expenses, net:

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2015	December 31, 2014
	(In thousands)
Below market tenant leases, net (Note 2)	$41,704	$43,292
Construction payable	17,267	16,272
Accrued dividend	10,505	9,885
Accounts payable and accrued expenses	9,727	9,901
Accrued real estate taxes	9,272	9,028
Accrued interest	6,238	4,380
Deferred income	5,367	5,471
Asset retirement obligation liability	4,480	4,545
Accrued payroll and other employee liabilities	4,431	9,352
Tenants and other deposits	1,639	1,336
Other	2,663	514
Total accounts payable and accrued expenses, net	$113,293	$113,976

NOTE 7                                           DERIVATIVES

Cash Flow Hedges of Interest Rate Risk

The Company records its derivative instruments in its Consolidated Balance Sheets at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative, whether the derivative has been designated as a hedge and if so, whether the hedge has met the criteria necessary to apply hedge accounting.

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

The effective portion of changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) ("AOCI/L") and is subsequently reclassified into earnings in the period in which the hedged forecasted transactions affect earnings. During the three and six months ended June 30, 2015, such derivatives were used to hedge the variable cash flows associated with existing variable-rate borrowings. The ineffective portion of the change in fair value of the derivatives is recognized in earnings. During the three and six months ended June 30, 2015, the Company recorded no hedge ineffectiveness for the interest rate swap.

Amounts reported in AOCI/L related to derivatives are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of June 30, 2015, the Company expects that an additional $0.7 million will be reclassified as an increase to interest expense over the next 12 months.

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

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2015, the Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
		(in thousands)
Interest rate swap	1	$59,000

Non-Designated Hedges - Interest Rate Caps

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the hedge accounting requirements. Changes in the fair value of the derivative not designated as hedges are recorded directly in earnings. For the three and six months ended June 30, 2015, such amounts equaled $84 and $559, respectively. As of June 30, 2015, the Company had the following outstanding derivative that was not designated as a hedge in qualifying hedging relationships:

Interest Rate Derivative	Number of Instruments	Notional Amount
		(in thousands)
Interest rate cap	1	$64,882

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Company's Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014:

Instrument Type	Location in consolidated balance sheets	Notional Amount	Designated Benchmark Interest Rate	Strike Rate	Fair Value at June 30, 2015	Fair Value at December 31, 2014	Maturity Date
Derivative not designated as hedging instruments		(dollars in thousands)
Interest Rate Cap	Prepaid expenses and other assets, net	$64,882	One-month LIBOR	4.5%	$—	$1	May 2016
Derivative designated as hedging instruments
Pay fixed / receive variable rate swap	Accounts payable and accrued expenses, net	$59,000	One-month LIBOR	1.49%	$(717)	$(482)	June 2018

The table below presents the effect of the Company’s derivative financial instruments on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and June 30, 2014.

			Location of Losses Reclassified from OCI/L Into Earnings (Effective Portion)			Location of Gain (Loss) Recognized in Earnings (Ineffective Portion)
Hedging Instrument	Gain (Loss) Recognized in OCI/L (Effective Portion)			Loss Recognized in Earnings (Effective Portion)			Gain Recognized in Earnings (Ineffective Portion)
Three Months Ended June 30,	2015	2014		2015	2014		2015	2014
	(dollars in thousands)
Pay fixed / receive variable rate swap	$(24)	$(569)	Interest expense	$195	$200	n.a.	$—	$—

Six Months Ended June 30,

Pay fixed / receive variable rate swap	$(625)	$(980)	Interest expense	$390	$325	n.a.	$—	$—

Credit Risk-Related Contingent Features

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The borrower (a special purpose entity) has an agreement with its derivative counterparty that contains a provision whereby, if the borrower defaults on any of its indebtedness, including a default whereby repayment of such indebtedness has not been accelerated by the lender, the borrower could also be declared in default on its derivative obligations. The borrower has not posted any collateral related to this agreement. As of June 30, 2015, the fair value of the derivative liability, which includes accrued interest but excludes any adjustment for nonperformance risk, related to this agreement was $0.8 million. If the borrower had breached this provision as of June 30, 2015, it would have been required to settle its obligations under the agreement at its termination value of $0.8 million.

NOTE 8                                                 DISPOSITIONS OF REAL ESTATE ASSETS

In 2014, the Company adopted ASU 2014-08, which changed the definition and criteria of property dispositions classified as discontinued operations, on a prospective basis. Under terms of the new guidance, the following dispositions were not considered to be discontinued operations.

The results of operations of the properties below, as well as any gain on extinguishment of debt and impairment losses related to the properties, are included in "Income from continuing operations" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) for all periods presented, as applicable.

The Shoppes at Knollwood Mall

In January 2015, the Company sold The Shoppes at Knollwood Mall located in St. Louis Park, MN, for gross proceeds of $106.7 million. The mortgage debt of $35.1 million was defeased simultaneously with the sale of the property. The Company recognized a gain of $32.5 million as a result of the disposition, which is reflected in "Gain (loss) on sale of real estate assets" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) for the six months ended June 30, 2015.

At closing, the Company entered into a development agreement with the buyer to complete the redevelopment of the property. The buyer escrowed $7.9 million in funds for payment of costs associated with the completion of the redevelopment project. As of June 30, 2015, the redevelopment has been substantially completed. Any difference between escrowed funds and costs to complete will be reflected in "Gain (loss) on sale of real estate assets" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).

Steeplegate Mall

In March 2015, the Company conveyed Steeplegate Mall, located in Concord, NH, to its mortgage lender in full satisfaction of the debt. The loan had a net outstanding balance of approximately $45.9 million. The Company recognized a $22.8 million gain related to the debt extinguishment which is reflected in "Gain on extinguishment of debt" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) for the six months ended June 30, 2015.

Collin Creek Mall

In April 2015, the Company conveyed Collin Creek Mall, located in Plano, TX, to its mortgage lender in full satisfaction of the debt. The loan had a net outstanding balance of approximately $57.6 million. The Company recognized a $4.1 million gain related to the debt extinguishment which is reflected in "Gain on extinguishment of debt" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2015.

There were no dispositions during the three and six months ended June 30, 2014.

NOTE 9                                                  INCOME TAXES

The Company elected to be taxed as a real estate investment trust ("REIT") beginning with the filing of its tax return for the 2011 fiscal year. As of June 30, 2015, the Company has met the requirements of a REIT and has filed its tax returns for the 2013 calendar year accordingly. Subject to its ability to continue to meet the requirements of a REIT, the Company intends to maintain this status in future periods.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has a subsidiary that it elected to treat as a taxable REIT subsidiary ("TRS"), which is subject to federal and state income taxes. For the three months ended June 30, 2015 and 2014, the Company incurred approximately $0.01 million and $0.02 million, respectively, in taxes associated with the TRS, which are recorded in "Provision for income taxes" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss). For the six months ended June 30, 2015 and 2014, the Company incurred approximately $0.03 million and $0.04 million, respectively, which are recorded in "Provision for income taxes" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).

NOTE 10                                                    COMMON STOCK

On January 13, 2014, the Company issued 8,050,000 shares of common stock in an underwritten public offering at a public offering price of $19.50 per share. Net proceeds of the public offering were approximately $150.7 million after deducting the underwriting discount of $6.3 million, but before deducting offering expenses.

Brookfield Asset Management, Inc. and its affiliates (collectively, “Brookfield”) owned approximately 33.4% of the Company's common stock as of June 30, 2015.

Dividends

On February 26, 2015, the Company's Board of Directors declared a first quarter common stock dividend of $0.18 per share, which was paid on April 30, 2015 to stockholders of record on April 15, 2015.

On May 4, 2015, the Company's Board of Director's declared a common stock dividend of $0.18 per share, which was paid on July 31, 2015 to stockholders of record on July 15, 2015.

Dividend Reinvestment and Stock Purchase Plan

On May 12, 2014, the Company established a Dividend Reinvestment and Stock Purchase Plan ("DRIP"). Under the DRIP, the Company's stockholders may purchase additional shares of common stock by automatically reinvesting all or a portion of the cash dividends paid on their shares of common stock or by making optional cash payments, or both, at fees described in the DRIP prospectus. The DRIP commenced with the dividend paid on July 31, 2014 to stockholders of record on July 15, 2014. To date, the Company has purchased the shares needed to satisfy the DRIP elections in the open market. No additional shares have been issued.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan

On July 1, 2014, the Company commenced enrollment under its Employee Stock Purchase Plan (the "ESPP"). The ESPP was implemented to provide eligible employees of the Company and its participating subsidiaries with an opportunity to purchase common stock of the Company at a discount of 5%, through accumulated payroll deductions or other permitted contributions. The ESPP was adopted by the Company's Board of Directors on February 27, 2014 and approved by its stockholders on May 9, 2014. The maximum number of shares of common stock that may be issued under the ESPP is 500,000 subject to adjustments under certain circumstances. As of June 30, 2015, 3,942 shares have been issued under the ESPP since its commencement.

NOTE 11                                                    STOCK BASED COMPENSATION PLANS

Incentive Stock Plans

On January 12, 2012, the Company adopted the Rouse Properties, Inc. 2012 Equity Incentive Plan (the "Equity Plan"). On February 26, 2015, the Company's Board of Directors approved an amendment ("Plan Amendment") to the Equity Plan increasing the total number of shares available for issuance. On May 8, 2015, the Plan Amendment was approved by its stockholders.

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

The following tables summarize stock option activity for the Equity Plan for the six months ended June 30, 2015 and 2014:

	2015		2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock options outstanding at January 1,	3,313,869	$15.89	2,579,171	$15.14
Granted	1,057,000	17.67	750,300	18.40
Exercised	(243,373)	14.80	(1,680)	16.48
Forfeited	(527,763)	16.51	(42,120)	15.34
Expired	(1,260)	18.40	—	—
Stock options outstanding at June 30,	3,598,473	$16.40	3,285,671	$15.88

	Stock Options Outstanding (1)
Issuance	Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price
March 2012	1,108,860	6.75	$14.72
May 2012	13,140	6.92	13.71
August 2012	36,400	7.17	13.75
October 2012	284,875	7.33	14.47
February 2013	588,320	7.67	16.48
February 2014	621,180	8.67	18.40
July 2014	28,198	9.08	17.20
February 2015	717,500	9.67	17.18
March 2015	200,000	9.75	19.76
Stock options outstanding at June 30, 2015	3,598,473	8.16	$16.40

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Explanatory Note:

(1) As of June 30, 2015, 1,224,057 stock options are fully vested and are currently exercisable. As of June 30, 2015, the intrinsic value of these options was $1.0 million, and such stock options had a weighted average exercise price of $15.50 and a weighted average remaining contractual term of 7.2 years.

The Company recognized $0.5 million and $0.5 million in compensation expense related to the stock options for the three months ended June 30, 2015 and 2014, respectively, and $1.0 million and $0.9 million in compensation expense related to the stock options for the six months ended June 30, 2015 and 2014, respectively, which is recorded in "General and administrative" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).

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

The following table summarizes restricted stock activity for the six months ended June 30, 2015 and 2014:

	2015		2014
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock grants outstanding at January 1,	205,731	$15.45	278,617	$14.85
Granted	53,550	17.18	42,489	18.40
Forfeited	(58,242)	15.41	—	—
Canceled	—	—	—	—
Vested	(118,369)	15.29	(106,057)	14.95
Non-vested restricted stock grants outstanding at June 30,	82,670	$16.83	215,049	$15.48

The weighted average remaining contractual term (in years) of granted, non-vested restricted stock awards as of June 30, 2015 was 1.3 years.

The Company recognized $0.2 million and $0.5 million in compensation expense related to restricted stock for the three months ended June 30, 2015 and 2014, respectively, and $0.5 million and $0.9 million in compensation expense related to restricted stock for the six months ended June 30, 2015 and 2014, respectively, which is recorded in "General and administrative" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).

Other Disclosures

As of June 30, 2015, there was $7.6 million of total unrecognized compensation expense related to all nonvested options and restricted stock grants. Of this total, $1.5 million in 2015, $2.6 million in 2016, $1.7 million in 2017, $1.1 million in 2018, $0.6 million in 2019 and $0.1 million in 2020 will be recognized, respectively, in "General and administrative" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).  These amounts may be impacted by future grants, changes in forfeiture estimates or vesting terms, and actual forfeiture rates differing from estimated forfeiture rates.

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

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

all accrued and unpaid dividends. The Preferred Shares are not convertible into or exchangeable for any property or securities of Holdings.

On August 29, 2014, the Company purchased a 51% interest in three limited liability companies which together own and operate the Mall at Barnes Crossing, the Market Center, a strip shopping center located adjacent to the property, and various vacant land parcels associated with the development (collectively referred to as "The Mall at Barnes Crossing"). The Company determined it holds the controlling interest in the The Mall at Barnes Crossing. As a result, the joint venture is presented on the Company's Consolidated Financial Statements as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 on a consolidated basis, with the interests of the third parties reflected as a non-controlling interest.

In connection with the acquisition, the Company formed a joint venture with the other interest holders in the properties. Pursuant to the joint venture arrangements, the Company has the exclusive authority to manage the business of the joint venture, except for certain actions (e.g., disposing of the properties and incurring debt under certain circumstances) that would require the consent of a third-party partner.  At any time after August 29, 2017 (or earlier under certain circumstances), the Company will have the right to purchase its partners’ interests in the joint venture at a purchase price generally equal to their fair market value (the “Call Price”). Consideration paid to the Company's partners for their interests in the joint venture may, under certain circumstances, be in the form of shares of the Company's common stock and/or common units (“Units”) of the Company's operating partnership, Rouse Properties, LP (the “Operating Partnership”).  If the consideration for the Call Price includes Units, the Company, the Operating Partnership and a third-party partner will enter into a tax protection agreement that will provide for indemnification of such partner under certain circumstances against certain tax liabilities incurred by such partner, if such liabilities result from a transaction involving a taxable disposition of The Mall at Barnes Crossing or the failure to offer to such partner the opportunity to guarantee certain indebtedness.

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

The following table presents a reconciliation of net income (loss) used in basic and diluted EPS calculations ($ in thousands, except per share data):

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss) attributable to Rouse Properties Inc.	$(673)	$(8,175)	$43,729	$(12,601)
Net income attributable to non-controlling interests	(15)	—	(9)	—
Income (loss) attributable to Rouse Properties Inc. and allocable to common shareholders and Participating Security Holders	$(688)	$(8,175)	$43,720	$(12,601)

Earnings allocable to common shares:
Numerator for basic and diluted earnings per share
Net income (loss) attributable to Rouse Properties Inc. and allocable to common shareholders	$(688)	$(8,175)	$43,799	$(12,601)

Denominator for basic and diluted earnings per share
Weighted average common shares outstanding - basic	57,726,603	57,519,079	57,667,380	56,828,173
Add: effect of assumed shares issued under treasury stock method for stock options and restricted shares	—	—	434,469	—
Weighted average common shares outstanding - diluted	57,726,603	57,519,079	58,101,849	56,828,173

Basic and Diluted earnings per share
Net income (loss) attributable to Rouse Properties Inc. and allocable to common shareholders- basic	$(0.01)	$(0.14)	$0.76	$(0.22)

Net income (loss) attributable to Rouse Properties Inc. and allocable to common shareholders- diluted	$(0.01)	$(0.14)	$0.75	$(0.22)

Earnings allocable to Participating Security Holders:
Numerator for basic and diluted earnings per share
Net income (loss) attributable to Rouse Properties Inc. and allocable to Participating Security Holders	$—	$—	$329	$—

Denominator for basic and diluted earnings per share
Weighted average common shares outstanding - basic	57,726,603	57,519,079	57,667,380	56,828,173
Add: effect of assumed shares issued under treasury stock method for stock options and restricted shares	—	—	434,469	—
Weighted average common shares outstanding - diluted	57,726,603	57,519,079	58,101,849	56,828,173

Basic and Diluted earnings per share
Net income (loss) attributable to Rouse Properties Inc. and allocable to common shareholders- basic	$—	$—	$0.01	$—

Net income (loss) attributable to Rouse Properties Inc. and allocable to common shareholders- diluted	$—	$—	$0.01	$—

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14                                            RELATED PARTY TRANSACTIONS

Office Lease with Brookfield

Upon its spin-off from GGP, the Company assumed a 10-year lease agreement with Brookfield, as landlord, for office space for its corporate office in New York City. Costs associated with the office lease were $0.3 million for each of the three months ended June 30, 2015 and 2014 and $0.5 million for each of the six months ended June 30, 2015 and 2014. There were $0.1 million in costs outstanding and payable to Brookfield as of June 30, 2015.

Business Information and Technology Costs

As part of the spin-off from GGP, the Company commenced the development of its initial information technology platform ("Brookfield Platform"). The development of the Brookfield Platform required us to purchase, design and create various information technology applications and infrastructure. Brookfield Corporate Operations, LLC ("BCO") had been engaged to assist in the project development and to procure the various applications and infrastructure of the Company. As of June 30, 2015, the Company had approximately $8.3 million of infrastructure costs which were capitalized in "Buildings and equipment" on the Company's Consolidated Balance Sheets. As of June 30, 2015, the Company accelerated the remaining depreciation of costs related to the Brookfield Platform resulting in additional depreciation expense which is included in "Depreciation and amortization" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company was also required to pay a monthly information technology services fee to BCO. Approximately $0.3 million and $0.8 million in costs were incurred for the three months ended June 30, 2015 and 2014, respectively, and $1.0 million and $1.5 million for the six months ended June 30, 2015 and 2014, respectively, related to the BCO information technology services fee. As of June 30, 2015, there were $0.3 million of costs outstanding and payable associated with this fee.

As of June 30, 2015, the Company completed the development of its own information technology platform ("Rouse Platform") and had incurred approximately $8.8 million of infrastructure costs. As of June 30, 2015, $6.9 million was included in "Buildings and equipment" on the Company's Consolidated Balance Sheets related to the purchase, design and implementation of various technology applications and infrastructure costs on the Rouse Platform. The remaining $1.9 million was included in "Other" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) related to the planning, scoping and data governance associated with developing the Rouse Platform. As of June 30, 2015, $0.07 million of costs were outstanding and payable, respectively.

Financial Service Center

During 2013, the Company engaged BCO's financial service center to manage certain administrative services of Rouse, such as accounts payable and receivable, lease administration, and other similar types of services. Approximately $0.03 million and $0.5 million in costs were incurred for the three months ended June 30, 2015 and 2014, respectively, and $0.1 million and $0.9 million in costs were incurred for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, there were $0.03 million of costs outstanding and payable, respectively, related to these services.

Demand Deposit from Brookfield U.S. Holdings

In August 2012, the Company entered into an agreement with Brookfield U.S. Holdings ("U.S. Holdings") to place funds into an interest bearing account which earns interest at LIBOR plus 1.05% per annum. The demand deposit was secured by a note from U.S. Holdings and was guaranteed by Brookfield Asset Management Inc. The demand deposit had an original maturity of February 14, 2013 and was extended to November 14, 2014. However, the Company may have demanded the funds earlier by providing U.S. Holdings with three days notice. The Company earned approximately $0.1 million and $0.3 million in interest income for the three and six months ended June 30, 2014, respectively. As of December 31, 2014, the agreement was terminated.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15                                     SUBSEQUENT EVENTS
On July 1, 2015, the Company repaid the outstanding balance on the $59.0 million mortgage loan with a fixed interest rate of 5.02% on Grand Traverse Mall located in Traverse City, MI. On July 29, 2015, Grand Traverse Mall was added to the 2013 Term Loan collateral pool with no change in the outstanding balance.

On July 30, 2015, the Company's Board of Directors declared a second quarter common stock dividend of $0.18 per share which will be paid on October 30, 2015 to stockholders of record on October 15, 2015.

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
Overview—Introduction
As of June 30, 2015, our portfolio consisted of 35 regional malls in 21 states totaling over 24.1 million square feet of retail and ancillary space which was 90.6% leased and 87.8% occupied. Including anchors, our properties were 95.5% leased and 94.3% occupied. We elected to be treated as a REIT beginning with the filing of our federal income tax return for the 2011 taxable year. As of June 30, 2015, we have met the requirements of a REIT and have filed our tax returns for the 2013 fiscal year accordingly. Subject to our ability to meet the requirements of a REIT, we intend to maintain this status in future periods.
The majority of the income from our properties is derived from rents received through long-term leases with retail tenants. These long-term leases generally require the tenants to pay base rent which is a fixed amount specified in the lease. The base rent is often subject to scheduled increases during the term of the lease. Our financial statements refer to this as "minimum rents." Certain of our leases also include a component which requires tenants to pay amounts related to all or substantially all of their share of real estate taxes and certain property operating expenses, including common area maintenance and insurance. The revenue earned attributable to real estate tax and operating expense recoveries are recorded as "tenant recoveries". Another component of income is overage rent. Overage rent is paid by a tenant when its sales exceed an agreed upon minimum amount. Overage rent is calculated by multiplying the tenant's sales in excess of the minimum amount by a percentage defined in the lease. Overage rent is typically earned in the fourth quarter.
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
Recent Developments

In April 2015, we conveyed our interest in Collin Creek Mall to its lender in full satisfaction of the debt. The loan had a net outstanding balance of approximately $57.6 million. The Company recognized a $4.1 million gain related to the debt extinguishment.

In May 2015, the Board of Directors declared a second quarter common stock dividend of $0.18 per share, which was paid on July 31, 2015 to stockholders of record on July 15, 2015.

In June 2015, we acquired Fig Garden Village located in Fresno, CA, for a total purchase price of approximately $106.1 million. The acquisition was financed with a new $74.2 million non-recourse mortgage loan. The loan bears interest at 4.14%, matures in June 2025, is interest only for the first five years and amortizes over 30 years thereafter.

Results of Operations
As of June 30, 2015, our total portfolio consisted of 35 properties (which excludes Collin Creek Mall, Knollwood Mall and Steeplegate Mall, which were disposed of during the six months ended June 30, 2015). Properties that were in operation and owned as of January 1, 2014, excluding properties that are undergoing redevelopment with significant disruption and an asset that has been reclassified as a special consideration asset(1), are referred to as our Same Property portfolio. As of June 30, 2015, our Same Property portfolio consisted of 27 properties. The following table identifies which of our properties were excluded from our Same Property portfolio:

Property	Location
Acquisitions:
Fig Garden Village	Fresno, CA
Mt. Shasta	Redding, CA
The Mall at Barnes Crossing	Tupelo, MS
Bel Air Mall	Mobile, AL

Redevelopments:
Gateway Mall	Springfield, OR
NewPark Mall	Newark, NJ
Spring Hill Mall	West Dundee, IL

Special Consideration Asset:(1)
Vista Ridge Mall	Lewisville, TX

Dispositions:
Collin Creek Mall	Plano, TX
Knollwood Mall	St. Louis Park, MN
Steeplegate Mall	Concord, NH
Explanatory Note:
(1) A property is designated as a special consideration asset when it has a heightened probability of being conveyed to its lender absent substantive renegotiation.

Three Months Ended June 30, 2015 compared to the Three Months Ended June 30, 2014

	June 30, 2015	June 30, 2014	$ Change	% Change
	(In thousands)
Revenues:
Minimum rents	$50,770	$46,820	$3,950	8.4%
Tenant recoveries	18,892	18,729	163	0.9
Overage rents	732	474	258	54.4
Other	2,015	1,767	248	14.0
Total revenues	72,409	67,790	4,619	6.8
Expenses:
Property operating costs	17,053	17,159	(106)	(0.6)
Real estate taxes	6,881	6,073	808	13.3
Property maintenance costs	2,347	2,600	(253)	(9.7)
Marketing	549	540	9	1.7
Provision for doubtful accounts	61	194	(133)	(68.6)
General and administrative	6,889	6,541	348	5.3
Depreciation and amortization	23,877	23,419	458	2.0
Other	1,792	587	1,205	>100.0
Total operating expenses	59,449	57,113	2,336	4.1
Operating income	12,960	10,677	2,283	21.4

Interest income	2	104	(102)	(98.1)
Interest expense	(17,484)	(18,833)	1,349	7.2
Gain on extinguishment of debt	4,054	—	4,054	100.0
Provision for income taxes	(191)	(123)	(68)	(55.3)
Loss from continuing operations before loss on sale of real estate assets	(659)	(8,175)	7,516	91.9
Loss on sale of real estate assets	(14)	—	(14)	100.0
Loss from continuing operations	(673)	(8,175)	7,502	91.8
Discontinued operations	—	—	—	—
Net loss	$(673)	$(8,175)	$7,502	91.8

Revenues
Total revenues increased $4.6 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The acquisitions of Bel Air Mall, The Mall at Barnes Crossing, Mt. Shasta Mall and Fig Garden Village (the "Acquired Properties") contributed $7.5 million of the increase offset by a revenue decrease of $3.1 million related to the disposition of The Shoppes at Knollwood Mall, Steeplegate Mall and Collin Creek Mall (the "Asset Dispositions"). Our Same Property portfolio contributed $1.2 million to the increase year over year with the remaining decrease in revenues a result of our properties under redevelopment and our special consideration property.
Operating Expenses
Property operating expenses increased $0.3 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Property operating expenses include property operating costs, real estate taxes, property maintenance costs, marketing, and provision for doubtful accounts. Expenses related to the Acquired Properties increased property operating expenses by $2.5 million offset by $1.6 million in decreased expenses related to the Asset Dispositions. Our Same Property portfolio's operating expenses decreased $0.3 million year over year primarily as a result of savings in insurance. The remaining decrease in expense is a primarily the result of a reduction in expense at our properties under redevelopment.

General and administrative expenses increased by $0.3 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase was a result of additional information technology costs incurred during the transition from the Brookfield Platform to the Rouse Platform.
Depreciation and amortization expenses increased $0.5 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The Acquired Properties added $3.7 million in depreciation and amortization expense year over year, offset by $1.4 million in decreased expense as a result of the Asset Dispositions. Our Same Property portfolio's depreciation and amortization expense decreased by $1.7 million primarily as a result of the Brookfield Platform costs being fully depreciated upon implementation of the Rouse Platform in May 2015.
Other expenses increased $1.2 million for three months ended June 30, 2015 compared to the three months ended June 30, 2014, of which $0.7 million was due to the non-recurring costs we incurred for the planning, scoping and data governance associated with developing the Rouse Platform. During the three months ended June 30, 2014, we reversed an outstanding environmental liability on a previously disposed property of $0.4 million.
Other Income and Expenses
Interest expense decreased $1.3 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. $2.9 million of the decrease was a result of the Asset Dispositions, offset by increased expense of $2.1 million from the Acquired Assets. The remaining variance is a result of a lower average interest rate for the existing portfolio year over year.
Gain on extinguishment of debt increased $4.1 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 as a result of the conveyance of Collin Creek Mall to its lender.

Six Months Ended June 30, 2015 compared to the Six Months Ended June 30, 2014

	June 30, 2015	June 30, 2014	$ Change	% Change
	(In thousands)
Revenues:
Minimum rents	$102,304	$92,790	$9,514	10.3%
Tenant recoveries	38,842	37,912	930	2.5
Overage rents	2,322	1,938	384	19.8
Other	3,502	2,988	514	17.2
Total revenues	146,970	135,628	11,342	8.4
Expenses:
Property operating costs	33,965	33,895	70	0.2
Real estate taxes	14,355	12,266	2,089	17.0
Property maintenance costs	5,694	5,776	(82)	(1.4)
Marketing	938	1,081	(143)	(13.2)
Provision for doubtful accounts	558	388	170	43.8
General and administrative	13,359	12,481	878	7.0
Provision for impairment	2,900	—	2,900	—
Depreciation and amortization	49,863	44,463	5,400	12.1
Other	3,951	1,261	2,690	>100.0
Total operating expenses	125,583	111,611	13,972	12.5
Operating income	21,387	24,017	(2,630)	(11.0)

Interest income	14	276	(262)	(94.9)
Interest expense	(36,635)	(36,647)	12	—
Gain on extinguishment of debt	26,894	—	26,894	100.0
Provision for income taxes	(427)	(247)	(180)	(72.9)
Income (loss) from continuing operations before gain on sale of real estate assets	11,233	(12,601)	23,834	>100.0
Gain on sale of real estate assets	32,496	—	32,496	100.0
Income (loss) from continuing operations	43,729	(12,601)	56,330	>100.0
Discontinued operations	—	—	—	—
Net income (loss)	$43,729	$(12,601)	$56,330	>100.0

Revenues
Total revenues increased $11.3 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The Acquired Properties contributed $16.1 million of the increase offset by a revenue decrease of $4.3 million related to the Asset Dispositions. Our Same Property portfolio contributed $1.9 million to the increase year over year with the remaining decrease in revenues a result of our properties under redevelopment and our special consideration property.
Operating Expenses
Property operating expenses increased $2.1 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Property operating expenses include property operating costs, real estate taxes, property maintenance costs, marketing, and provision for doubtful accounts. Expenses related to the Acquired Properties increased property operating expenses by $4.9 million offset by $2.1 million in decreased expenses related to the Asset Dispositions. Our Same Property portfolio's operating expenses decreased $0.2 million year over year primarily as a result of savings in insurance. The remaining decrease in expense is a primarily the result of a reduction in expense at our properties under redevelopment.

General and administrative expenses increased by $0.9 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase was primarily the result of additional information technology costs incurred during the transition from the Brookfield Platform to the Rouse Platform, as well as, compensation and employee related costs in 2015 from additional staffing completed in 2014.
Provision for impairment increased $2.9 million during the six months ended June 30, 2015. A provision for impairment was recorded in the first quarter as a result of the continued decline in operating results at Collin Creek Mall. The property was conveyed to its lender in full satisfaction of the debt in the second quarter and a gain on debt extinguishment was recorded for $4.1 million.
Depreciation and amortization expenses increased $5.4 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The Acquired Properties added $8.0 million in depreciation and amortization expense year over year, offset by $1.8 million in decreased expense as a result of the Asset Dispositions. The remaining decrease in depreciation and amortization was primarily the result of lower depreciation expense on the properties undergoing redevelopment.
Other expenses increased $2.7 million for six months ended June 30, 2015 compared to the six months ended June 30, 2014, of which $2.2 million was due to non-recurring costs we incurred related to development of the Rouse Platform. Also, during the six months ended June 30, 2014, we reversed an environmental liability on a previously disposed property of $0.4 million.
Other Income and Expenses
Gain on extinguishment of debt increased $26.9 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 as a result of the conveyance of Steeplegate Mall and Collin Creek Mall to their lenders.
Gain on sale of real estate assets increased $32.5 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 as a result of the sale of The Shoppes at Knollwood Mall.

Operating Metrics
Leasing Volume
The following table represents the leases signed during the three months ended June 30, 2015:

2015 Leasing Activity(1)(2)	Number of Leases	Square Feet	Term (in years)	Initial Inline Rent PSF (4)(5)	Initial Freestanding Rent PSF (4)(6)	Average Inline Rent PSF (5)(7)	Average Freestanding Rent PSF (6)(7)
New Leases
Under 10,000 sq. ft.	36	118,536	8.6	$37.21	$22.79	$40.65	$23.96
Over 10,000 sq. ft.	6	150,814	12.0	19.39	18.50	20.35	19.75
Total New Leases	42	269,350	10.5	$27.07	$20.70	$29.10	$21.91

Renewal Leases
Under 10,000 sq. ft.	39	102,254	2.8	$31.44	$—	$31.97	$—
Over 10,000 sq. ft.	4	169,973	3.7	16.04	7.75	16.47	7.75
Total Renewal Leases	43	272,227	3.4	$22.74	$7.75	$23.21	$7.75

Sub-Total	85	541,577	6.9	$24.92	$13.58	$26.18	$14.13

Percent in Lieu	15	64,240	n.a.	n.a.	n.a	n.a.	n.a

Total Q2 2015 (3)	100	605,817	6.9	$24.92	$13.58	$26.18	$14.13
Total Q1 2015	115	456,779
Total YTD 2015	215	1,062,596

Explanatory Notes:

(1) Excludes anchors and specialty leasing. An anchor is defined as a department store or discount department store in traditional spaces whose merchandise appeals to a broad range of shoppers or spaces which are greater than 70,000 square feet.
(2) Represents signed leases as of June 30, 2015.
(3) The total leasing commissions were approximately $2.1 million for the three months ended June 30, 2015. There were no material tenant concessions with respect to the leases signed during the three months ended June 30, 2015.
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

The following table represents our weighted average in-place rent for freestanding and mall space that is less than 10,000 square feet for the three months ended June 30, 2015 for our Same Property portfolio:

In-Place Rent < 10k SF (1)
June 30, 2015
Freestanding (2)	$20.66
Mall (3)	$40.75
Total Same Property portfolio	$38.20

Explanatory Notes:

(1) Rent is presented on a cash basis and consists of base minimum rent, common area maintenance costs, and real estate taxes.
(2) Freestanding spaces are outparcel retail locations (locations that are not attached to the primary complex of buildings that comprise a shopping center). Excludes anchor stores.
(3) Mall shop locations excluding anchor and freestanding stores.

New and Renewal Lease Spread

The following table represents leasing and rent spread information for renewals and new leases that we signed during the three and six months ended June 30, 2015, as compared to the rents of the expiring leases on the same space:

New and Renewal Lease Spread (1)

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF (2)	Average Rent PSF (3)	Expiring Rent PSF (4)	Initial Rent Spread		Average Rent Spread
Three Months Ended June 30, 2015	47	282,842	4.2	$22.42	$23.39	$20.69	$1.73	8.4%	$2.70	13.1%

Total YTD 2015	122	558,895	4.1	$26.33	$27.79	$23.79	$2.53	10.6%	$3.99	16.8%

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
Same Property Trends

•
Same Property Core NOI was $36.1 million for the three months ended June 30, 2015 compared to $35.2 million for the three months ended June 30, 2014. Same Property Core NOI was $72.7 million for the six months ended June 30, 2015 compared to $71.0 million for the six months ended June 30, 2014. See "—Non-GAAP Financial Measures" for a discussion of Core NOI and a reconciliation of Same Property Core NOI and Core NOI from the consolidated net income as computed in accordance with GAAP.

•
Average total rent for mall spaces that are less than 10,000 square feet increased 4.5%, to $40.75 as of June 30, 2015 from $38.98 per square foot as of June 30, 2014 in our Same Property portfolio. The increase is attributable to higher rents on new and renewal lease as compared to existing rents of the Same Property portfolio.

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
As of June 30, 2015, our combined contractual debt, excluding non-cash debt market rate adjustments, was approximately $1.60 billion. The aggregate principal and interest payments due on our outstanding indebtedness as of June 30, 2015 are approximately $195.4 million for the year ending December 31, 2015 and approximately $319.0 million for the year ending December 31, 2016.

Property-Level Debt
We had individual property-level debt (the “Property-Level Debt”) on 19 of our 35 assets, totaling $1.3 billion (excluding $0.4 million of market rate adjustments) as of June 30, 2015. As of June 30, 2015, the Property-Level Debt had a weighted average interest rate of 4.8% and an average remaining term of 5.0 years. The Property-Level Debt is generally non-recourse to us and is stand-alone (i.e., not cross-collateralized) first mortgage debt with the exception of customary contingent guarantees and indemnities.

The following is a summary of significant property loan refinancings and acquisitions that have occurred during the six months ended June 30, 2015 and the year ended December 31, 2014 ($ in thousands):

Property	Date	Balance at Date of Refinancing	Interest Rate	Balance of New Loan	New Interest Rate	Net Proceeds (1)	Maturity
June 30, 2015:
Fig Garden Village (2)	June 2015	$—	—	$74,200	4.14%	$—	June 2025
Mt. Shasta Mall (3)	February 2015	—	—	31,850	4.19%	—	March 2025

December 31, 2014:
Bayshore Mall (3)	October 2014	$—	—%	$46,500	3.96%	$43,400	October 2024
The Mall at Barnes Crossing (3)	August 2014	—	—%	67,000	4.29%	—	September 2024
Chula Vista Center (4)	July 2014	—	—%	70,000	4.18%	15,000	July 2024
Sikes Senter (4)	July 2014	54,618	5.2%	—	—%	—	—
Bel Air Mall	May 2014	—	—%	112,505	5.3%	—	December 2015

Explanatory Notes:
(1) Net proceeds are net of closing costs.
(2) The loan is interest-only for the first five years.
(3) The loan is interest-only for the first three years.
(4) On July 1, 2014, we removed Chula Vista Center, located in Chula Vista, CA, from the 2013 Senior Facility collateral pool and placed a new non-recourse mortgage loan on the property. Sikes Senter, located in Wichita Falls, TX, had an outstanding mortgage loan which was repaid on July 1, 2014 from proceeds from the Chula Vista Center refinancing. Upon repayment, Sikes Senter was added to the 2013 Senior Facility collateral pool with no change to the outstanding 2013 Senior Facility balance.

In January 2015, the loan associated with The Shoppes at Knollwood Mall with a mortgage debt balance of $35.1 million was defeased simultaneously with the sale of the property. As of December 31, 2014, the loan was shown as a component of "Liabilities of property held for sale" on the Consolidated Balance Sheets.

In February 2015, we repaid the $10.4 million mortgage debt balance on Washington Park Mall which had a fixed interest rate of 5.35%.

In February 2015, the loan associated with Vista Ridge Mall was transferred to special servicing.

In March 2015, the property associated with Steeplegate Mall was conveyed to its lender in full satisfaction of the debt. The loan had an outstanding balance of approximately $45.9 million.

In April 2015, the property associated with Collin Creek Mall was conveyed to its lender in full satisfaction of the debt. The loan had an outstanding balance of approximately $57.6 million.

Corporate Facilities

2013 Senior Facility

On November 22, 2013, we entered into a $510.0 million secured credit facility that provides borrowings on a revolving basis of up to $250.0 million (the "2013 Revolver") and a $260.0 million senior secured term loan (the "2013 Term Loan" and together with the 2013 Revolver, the "2013 Senior Facility"). Borrowings on the 2013 Senior Facility bear interest at LIBOR plus 185 to 300 basis points based on our corporate leverage. We have the option, subject to the satisfaction of certain conditions precedent, to exercise an "accordion" provision to increase the commitments under the 2013 Revolver and/or incur additional term loans in the aggregate amount of $250.0 million such that the aggregate amount of the commitments and outstanding loans under the 2013 Secured Facility does not exceed $760.0 million. During the year ended December 31, 2014, we exercised a portion of its "accordion" feature on the 2013 Senior Facility to increase the available borrowings of the 2013 Revolver thereunder from $250.0 million to $285.0 million.

During the six months ended June 30, 2015, through an amendment to the 2013 Senior Facility, the Company exercised a portion of its "accordion" feature which increased the aggregate amount of commitments under the 2013 Senior Facility from $545.0 million to $595.0 million. The exercise increased the availability on the 2013 Revolver from $285.0 million to $310.0 million and increased the 2013 Term Loan from $260.0 million to $285.0 million. The term and rates of the Company's 2013 Senior Facility were otherwise unchanged.

The 2013 Revolver has an initial term of four years with a one year extension option and the 2013 Term Loan has a term of five years. As of June 30, 2015, we have drawn $20.2 million on the 2013 Revolver. We are required to pay an unused fee related to the 2013 Revolver equal to 0.20% per year if the aggregate unused amount is greater than or equal to 50% of the 2013 Revolver or 0.30% per year if the aggregate unused amount is less than 50% of the 2013 Revolver.  During each of the three and six months ended June 30, 2015, we incurred $0.2 million and $0.4 million, respectively, of unused fees related to the 2013 Revolver. During each of the three and six months ended June 30, 2014, we incurred $0.2 million and $0.4 million, respectively, of unused fees related to the 2013 Revolver. Under the 2013 Term Loan, letters of credit totaling $0.9 million were outstanding as of June 30, 2015 in connection with three properties. Additionally, we had $2.4 million of letters of credit outstanding in relation to The Shoppes at Knollwood Mall. During each of the three and six months ended June 30, 2015, we incurred $0.03 million and $0.06 million, respectively, of letter of credit fees. During each of the three and six months ended June 30, 2014, we incurred $0.03 million and $0.05 million, respectively, of letter of credit fees.

The 2013 Senior Facility contains representations and warranties, affirmative and negative covenants and defaults that are customary for such a real estate loan. In addition, the 2013 Senior Facility requires compliance with certain financial covenants, including borrowing base loan to value and debt yield, corporate maximum leverage ratio, minimum ratio of adjusted consolidated earnings before interest, tax, depreciation and amortization to fixed charges, minimum tangible net worth, minimum mortgaged property requirement, maximum unhedged variable rate debt and maximum recourse indebtedness. Failure to comply with the covenants in the 2013 Senior Facility would result in a default thereunder and, absent a waiver or an amendment from our lenders, permit the acceleration of all outstanding borrowings under the 2013 Senior Facility. The default interest rate following a payment event of default under the 2013 Senior Facility is 3.00% more than the then-applicable interest rate. No assurance can be given that we would be successful in obtaining such waiver or amendment in this current financial climate, or that any accommodations that we were able to negotiate would be on terms as favorable as those in the 2013 Senior Facility. In December 2014, we entered into an amendment of the 2013 Senior Facility whereby certain modifications were made to the financial covenant calculations. As of June 30, 2015, we were in compliance with all of the debt covenants related to the 2013 Senior Facility.

As of June 30, 2015, $2.08 billion of land, buildings and equipment (before accumulated depreciation) have been pledged as collateral for our mortgages, notes and loans payable. Certain mortgage notes payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.

The weighted-average interest rate on our collateralized mortgages, notes and loans payable was approximately 4.4% and 4.6% as of June 30, 2015 and December 31, 2014, respectively. The average remaining term was 4.7 years as of June 30, 2015 and December 31, 2014.

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

The table below presents the fair value of our derivative financial instruments as well as their classification on our Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014:

Instrument Type	Location in consolidated balance sheets	Notional Amount	Designated Benchmark Interest Rate	Strike Rate	Fair Value at June 30, 2015	Fair Value at December 31, 2014	Maturity Date
Derivative not designated as hedging instruments		(dollars in thousands)
Interest Rate Cap	Prepaid expenses and other assets, net	$64,882	One-month LIBOR	4.5%	$—	$1	May 2016
Derivative designated as hedging instruments
Pay fixed / receive variable rate swap	Accounts payable and accrued expenses, net	59,000	One-month LIBOR	1.49%	(717)	(482)	June 2018

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

The table below describes our current redevelopment projects, which have commenced (dollars in thousands):

Property	Description	Total Project Square Feet	Total Estimated Project Cost	Cost as of June 30, 2015

Newpark Mall Newark, CA	140,000 SF of new entertainment space, including AMC Theater and a two level restaurant pavilion with patio seating.	175,000	$55,900(1)	$26,462

Gateway Mall Springfield, OR	De-mall and construct new exterior facing junior boxes including Marshall's, Hobby Lobby, Petco and new outparcels.	288,000	$45,200	$14,225

Southland Center Taylor, MI	Demolish vacant anchor and construct new 50,000 SF Cinemark Theater and new restaurants.	62,000	$15,300	$1,048

Explanatory Note:
(1) After deducting the estimated benefit of the net present value of municipal incentives.

Operating Property Capital Expenditures

The table below describes our current operating property capital expenditures for the three and six months ended June 30, 2015 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2015
Ordinary capital expenditures (1)	$333	$1,239
Cosmetic capital expenditures	2,553	6,706
Tenant improvements and allowances (2)	4,866	8,102
Total	$7,752	$16,047

Explanatory Notes:
(1) Includes non-tenant recurring and non-recurring capital expenditures.
(2) Includes tenant improvements and allowances on current operating properties, excluding anchors and strategic projects.

Summary of Cash Flows
Six Months Ended June 30, 2015 compared to the Six Months Ended June 30, 2014
Cash Flows from Operating Activities
Net cash provided by operating activities was $41.5 million for the six months ended June 30, 2015 compared to $34.9 million for the six months ended June 30, 2014. The increase in cash provided by operating activities was primarily the result of improved working capital in comparison to the same period in the prior year.
Cash Flows from Investing Activities
Net cash used in investing activities was $122.0 million for the six months ended June 30, 2015, compared to net cash used in investing activities of $73.3 million for the six months ended June 30, 2014. During the six months ended June 30, 2015, cash of $90.2 million was generated by the sale of The Shoppes at Knollwood Mall which was used to purchase Mt. Shasta Mall and fund the continued redevelopment of existing properties. Also, Fig Garden Village was purchased during the six months ended June 30, 2015 for $106.1 million. For the six months ended June 30, 2014, $47.7 million was used in the redevelopment of properties and $19.4 million was used to purchase Bel Air Mall. Additionally, $10.0 million was invested in a demand deposit with an affiliate during the six months ended June 30, 2014.
Cash Flows from Financing Activities
Net cash provided by financing activities was $69.1 million for the six months ended June 30, 2015, compared to $46.5 million provided by financing activities for the six months ended June 30, 2014. For the six months ended June 30, 2015, cash was used to repay the mortgage debt on The Shoppes at Knollwood Mall and Washington Park Mall along with $84.8 million used to repay draws on the 2013 Revolver. Partially offsetting the use of cash were proceeds from the financing of Mt. Shasta Mall of $31.9 million, proceeds from the financing of Fig Garden Village of $74.2 million and draws on the 2013 Revolver of $95.0 million. For the six months ended June 30, 2014, net cash was primarily provided by $150.7 million in net proceeds received from our common stock offering in January 2014. The net proceeds from this offering were offset by a $58.0 million repayment on the Corporate Revolver and $37.9 million in loan repayments during the six months ended June 30, 2014.
Contractual Cash Obligations and Commitments
The following table aggregates our contractual cash obligations and commitments as of June 30, 2015:

	2015	2016	2017	2018	2019	Thereafter	Total
	(in thousands)
Long-term debt-principal(1)	$156,868	$266,750	$150,984	$354,278	$12,292	$661,564	$1,602,736
Interest payments(2)	38,494	52,286	41,418	38,660	29,982	112,173	313,013
Operating lease obligations	663	1,340	1,409	1,421	1,356	2,230	8,419
Total	$196,025	$320,376	$193,811	$394,359	$43,630	$775,967	$1,924,168

Explanatory Notes:

(1) Excludes $0.4 million of non-cash debt market rate adjustments.
(2) Based on rates as of June 30, 2015. Variable rates are based on LIBOR rate of 0.19%.
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
Critical Accounting Policies
Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. Our critical accounting policies are discussed in our Annual Report and have not changed as of June 30, 2015.

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
Because NOI and Core NOI exclude general and administrative expenses, interest expense, depreciation and amortization, impairment, reorganization items, strategic initiatives, provision for income taxes, gain on extinguishment of debt, straight-line rent, above and below-market tenant leases, and above and below-market ground leases, we believe that NOI and Core NOI provide performance measures that, when compared year over year, reflect the revenues and expenses directly associated with owning and operating regional shopping malls and the impact on operations from trends in occupancy rates, rental rates and operating costs. These measures thereby provide an operating perspective not immediately apparent from GAAP operating income (loss) or net income (loss). We use NOI and Core NOI to evaluate our operating performance on a property-by-property basis because NOI and Core NOI allow us to evaluate the impact that factors such as lease structure, lease rates and tenant base, which vary by property, have on our operating results, gross margins and investment returns. Same Property Core NOI is presented to exclude termination income, the periodic effects of acquisitions of new properties, reductions in ownership as a result of sales or other transactions, certain properties undergoing redevelopment with significant disruption and assets that are considered special consideration.
In addition, management believes that NOI, Core NOI and Same Property Core NOI provide useful information to the investment community about our operating performance. However, due to the exclusions noted above, NOI and Core NOI should only be used as supplemental measures of our financial performance and not as an alternative to GAAP operating income (loss) or net income (loss). For reference, and as an aid in understanding management's computation of NOI and Core NOI, a reconciliation from the consolidated net income (loss) as computed in accordance with GAAP to NOI and Core NOI (including Same Property portfolio Core NOI and Same Property portfolio Core NOI, as adjusted) is presented below:

	For the three months ended June 30,
	2015			2014
	Consolidated	Non- Controlling Interest	Total	Consolidated	Non- Controlling Interest	Total
	(In thousands)
Net loss	$(673)	$(15)	$(688)	$(8,175)	$—	$(8,175)
Gain on extinguishment of debt	(4,054)	—	(4,054)	—	—	—
Loss on sale of real estate assets	14	—	14	—	—	—
Provision for income taxes	191	—	191	123	—	123
Interest expense	17,484	(362)	17,122	18,833	—	18,833
Interest income	(2)	—	(2)	(104)	—	(104)
Other	1,792	—	1,792	587	—	587
Depreciation and amortization	23,877	(596)	23,281	23,419	—	23,419
General and administrative	6,889	—	6,889	6,541	—	6,541
NOI	$45,518	$(973)	$44,545	$41,224	$—	$41,224
Above and below market ground rent expense, net	39	—	39	36	—	36
Above and below market tenant leases, net	1,723	5	1,728	3,639	—	3,639
Amortization of tenant inducements	10	—	10	9	—	9
Amortization of straight line rent	(364)	(13)	(377)	(462)	—	(462)
Core NOI	$46,926	$(981)	$45,945	$44,446	$—	$44,446
Non Same Property assets (1)	(9,659)	—	(9,659)	(8,791)	—	(8,791)
Termination income	(155)	—	(155)	(456)	—	(456)
Same Property Core NOI (2)	$37,112	$(981)	$36,131	$35,199	$—	$35,199

Explanatory Notes:
(1) Represents Bel Air Mall, The Mall at Barnes Crossing, Mt. Shasta and Fig Garden Village, which were acquired in May 2014, August 2014, January 2015 and June 2015, respectively, and the disposition of The Shoppes at Knollwood Mall, Steeplegate Mall and Collin Creek Mall in January 2015, March 2015 and April 2015, respectively. Same Property portfolio also excludes Gateway Mall, NewPark Mall and Spring Hill Mall, which are undergoing redevelopment with significant disruption. Vista Ridge Mall is a special consideration asset, which is also excluded from our Same Property portfolio. A property is designated as a special consideration asset when it has a heightened probability of being conveyed to its lender absent substantive renegotiation.
(2) Same Property Core NOI includes legacy litigation expenses for the three months ended June 30, 2015 and 2014 of $0.02 million and $0.8 million, respectively.

	For the six months ended June 30,
	2015			2014
	Consolidated	Non- Controlling Interest	Total	Consolidated	Non- Controlling Interest	Total
	(In thousands)
Net income (loss)	$43,729	$(9)	$43,720	$(12,601)	$—	$(12,601)
Gain on extinguishment of debt	(26,894)	—	(26,894)	—	—	—
Gain on sale of real estate assets	(32,496)	—	(32,496)	—	—	—
Provision for income taxes	427	—	427	247	—	247
Interest expense	36,635	(719)	35,916	36,647	—	36,647
Interest income	(14)	—	(14)	(276)	—	(276)
Other	3,951	—	3,951	1,261	—	1,261
Provision for impairment	2,900	—	2,900	—	—	—
Depreciation and amortization	49,863	(1,192)	48,671	44,463	—	44,463
General and administrative	13,359	—	13,359	12,481	—	12,481
NOI	$91,460	$(1,920)	$89,540	$82,222	$—	$82,222
Above and below market ground rent expense, net	78	—	78	67	—	67
Above and below market tenant leases, net	4,182	10	4,192	7,396	—	7,396
Amortization of tenant inducements	18	—	18	10	—	10
Amortization of straight line rent	(322)	(27)	(349)	(1,087)	—	(1,087)
Core NOI	$95,416	$(1,937)	$93,479	$88,608	$—	$88,608
Non Same Property assets (1)	(20,143)	—	(20,143)	(17,185)	—	(17,185)
Termination income	(588)	—	(588)	(455)	—	(455)
Same Property Core NOI (2)	$74,685	$(1,937)	$72,748	$70,968	$—	$70,968

Explanatory Notes:
(1) Represents Bel Air Mall, The Mall at Barnes Crossing, Mt. Shasta and Fig Garden Village, which were acquired in May 2014, August 2014, January 2015 and June 2015, respectively, and the disposition of The Shoppes at Knollwood Mall, Steeplegate Mall and Collin Creek Mall in January 2015, March 2015 and April 2015, respectively. Same Property portfolio also excludes Gateway Mall, NewPark Mall and Spring Hill Mall, which are undergoing redevelopment with significant disruption. Vista Ridge Mall is a special consideration asset, which is also excluded from our Same Property portfolio. A property is designated as a special consideration asset when it has a heightened probability of being conveyed to its lender absent substantive renegotiation.
(2)Same Property Core NOI includes legacy litigation expenses for the six months ended June 30, 2015 and 2014 of $0.04 million and $0.8 million, respectively.

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
For reference, and as an aid in understanding management's computation of FFO and Core FFO, a reconciliation from the consolidated net loss as computed in accordance with GAAP to FFO and Core FFO is presented below:

	For the three months ended June 30,
	2015			2014
	Consolidated	Non- Controlling Interest	Total	Consolidated	Non- Controlling Interest	Total
	(In thousands)
Net loss	$(673)	$(15)	$(688)	$(8,175)	$—	$(8,175)
Depreciation and amortization	23,877	(596)	23,281	23,419	—	23,419
Gain on extinguishment of debt	(4,054)	—	(4,054)	—	—	—
Loss on sale of real estate assets	14	—	14	—	—	—
FFO	$19,164	$(611)	$18,553	$15,244	$—	$15,244
Provision for income taxes	191	—	191	123	—	123
Interest expense:
Amortization and write-off of market rate adjustments	(293)	—	(293)	1,313	—	1,313
Amortization and write-off of deferred financing costs	751	—	751	880	—	880
Amortization of straight line rent for corporate and regional offices	5	—	5	16	—	16
Other	1,792	—	1,792	587	—	587
Above and below market ground rent expense, net	39	—	39	36	—	36
Above and below market tenant leases, net	1,723	5	1,728	3,639	—	3,639
Amortization of tenant inducements	10	—	10	9	—	9
Amortization of straight line rent	(364)	(13)	(377)	(462)	—	(462)
Core FFO	$23,018	$(619)	$22,399	$21,385	$—	$21,385

	For the six months ended June 30,
	2015			2014
	Consolidated	Non- Controlling Interest	Total	Consolidated	Non- Controlling Interest	Total
	(In thousands)
Net income (loss)	$43,729	$(9)	$43,720	$(12,601)	$—	$(12,601)
Depreciation and amortization	49,863	(1,192)	48,671	44,463	—	44,463
Provision for impairment	2,900	—	2,900	—	—	—
Gain on extinguishment of debt	(26,894)	—	(26,894)	—	—	—
Gain on sale of real estate assets	(32,496)	—	(32,496)	—	—	—
FFO	$37,102	$(1,201)	$35,901	$31,862	$—	$31,862
Provision for income taxes	427	—	427	247	—	247
Interest expense:
Amortization and write-off of market rate adjustments	(243)	—	(243)	1,887	—	1,887
Amortization and write-off of deferred financing costs	1,650	—	1,650	2,153	—	2,153
Amortization of straight line rent for corporate and regional offices	9	—	9	22	—	22
Other	3,951	—	3,951	1,261	—	1,261
Above and below market ground rent expense, net	78	—	78	67	—	67
Above and below market tenant leases, net	4,182	10	4,192	7,396	—	7,396
Amortization of tenant inducements	18	—	18	10	—	10
Amortization of straight line rent	(322)	(27)	(349)	(1,087)	—	(1,087)
Core FFO	$46,852	$(1,218)	$45,634	$43,818	$—	$43,818

ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risks described in our Annual Report.

ITEM 4      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended June 30, 2015. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2015 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

During the second quarter of 2015, we converted our financial management system to our own information technology platform from a platform hosted by Brookfield Corporate Operations, LLC ("BCO"). The change in our financial management system resulted in a material change to our internal controls over financial reporting (as that term is defined in Rules 13(a)-15(f) or 15(d)-15(f) under the Exchange Act). Therefore, we have modified the design and documentation of internal control processes and procedures relating to the new financial management system to replace and supplement existing internal controls over financial reporting, as appropriate. The change in the information technology platform was undertaken to integrate our internal financial systems and transition away from BCO. We anticipate the implementation of the new financial management system will strengthen the overall system of internal controls and was not undertaken in response to any actual or perceived deficiencies in our internal control over financial reporting.

There were no other changes in our internal control over financial reporting during the quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Securities
There were no unregistered sales of equity securities during the three months ended June 30, 2015.
Issuer Purchases of Equity Securities
There were no issuer purchases of equity securities during the three months ended June 30, 2015.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS

10.1
Amendment Regarding Increase, dated as of June 29, 2015, among Rouse Properties, L.P., KeyBank National Association, as Administrative Agent, and the other agents and lenders named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed July 6, 2015).

10.2
Second Amendment to Secured Credit Agreement, dated as of July 6, 2015, among Rouse Properties, L.P., KeyBank National Association, as Administrative Agent, and the other agents and lenders named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed July 6, 2015).

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

101
The following financial information from Rouse Properties, Inc.’s. Quarterly Report on Form 10-Q for the three months ended June 30, 2015 has been filed with the SEC on August 3, 2015, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations and Comprehensive Income (Loss), (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of June 30, 2015.  The registrant agrees to furnish a copy of such agreements to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROUSE PROPERTIES, INC.
(Registrant)

Date:	August 3, 2015	By:	/s/ John Wain
John Wain
Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)

Exhibit Index

10.1
Amendment Regarding Increase, dated as of June 29, 2015, among Rouse Properties, L.P., KeyBank National Association, as Administrative Agent, and the other agents and lenders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 6, 2015)

10.2
Second Amendment to Secured Credit Agreement, dated as of July 6, 2015, among Rouse Properties, L.P., KeyBank National Association, as Administrative Agent, and the other agents and lenders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 6, 2015)

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

101
The following financial information from Rouse Properties, Inc’s Quarterly Report on Form 10-Q for the three months ended June 30, 2015 has been filed with the SEC on August 3, 2015, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations and Comprehensive Income (Loss), (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.