Form 10-Q
period 2015-09-30
Rouse Properties, Inc.
filed 2015-11-02
CIK 1528558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015
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

The number of shares of Common Stock, $0.01 par value, outstanding on October 30, 2015 was 58,022,217.

Rouse Properties, Inc.

ROUSE PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2015	December 31, 2014
	(In thousands)
Assets:
Investment in real estate:
Land	$378,855	$371,363
Buildings and equipment	1,964,294	1,820,072
Less accumulated depreciation	(222,050)	(189,838)
Net investment in real estate	2,121,099	2,001,597
Cash and cash equivalents	6,277	14,308
Restricted cash	40,521	48,055
Accounts receivable, net	36,979	35,492
Deferred expenses, net	52,584	52,611
Prepaid expenses and other assets, net	52,145	62,690
Assets of property held for sale	—	55,647
Total assets	$2,309,605	$2,270,400

Liabilities:
Mortgages, notes and loans payable, net	$1,637,430	$1,584,499
Accounts payable and accrued expenses, net	123,655	113,976
Liabilities of property held for sale	—	38,590
Total liabilities	1,761,085	1,737,065

Commitments and contingencies	—	—

Equity:
Preferred stock: $0.01 par value; 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2015 and December 31, 2014	—	—
Common stock: $0.01 par value; 500,000,000 shares authorized, 58,084,620 issued and 58,022,217 outstanding as of September 30, 2015 and 57,748,141 issued and 57,743,981 outstanding as of December 31, 2014	580	578
Additional paid-in capital	654,304	679,275
Accumulated deficit	(120,463)	(162,881)
Accumulated other comprehensive loss	(1,809)	(482)
Total stockholders' equity	532,612	516,490
Non-controlling interest	15,908	16,845
Total equity	548,520	533,335
Total liabilities and equity	$2,309,605	$2,270,400

The accompanying notes are an integral part of these consolidated financial statements.

ROUSE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Revenues:
Minimum rents	$52,035	$51,817	$154,339	$144,608
Tenant recoveries	19,069	20,518	57,910	58,430
Overage rents	881	726	3,204	2,664
Other	1,568	1,722	5,070	4,711
Total revenues	73,553	74,783	220,523	210,413
Expenses:
Property operating costs	17,537	18,639	51,502	52,535
Real estate taxes	5,694	7,287	20,049	19,553
Property maintenance costs	1,864	2,394	7,558	8,170
Marketing	419	572	1,357	1,653
Provision for doubtful accounts	759	271	1,317	659
General and administrative	6,327	6,132	19,685	18,613
Provision for impairment	—	10,665	2,900	10,665
Depreciation and amortization	22,856	27,130	72,719	71,593
Other	1,254	1,371	5,205	2,631
Total operating expenses	56,710	74,461	182,292	186,072
Operating income	16,843	322	38,231	24,341

Interest income	4	34	18	310
Interest expense	(18,110)	(26,592)	(54,745)	(63,239)
Gain (loss) on extinguishment of debt	(67)	—	26,827	—
Provision for income taxes	(82)	(136)	(509)	(383)
Income (loss) from continuing operations before gain on sale of real estate assets	(1,412)	(26,372)	9,822	(38,971)
Gain on sale of real estate assets	—	—	32,496	—
Income (loss) from continuing operations	(1,412)	(26,372)	42,318	(38,971)
Discontinued operations	—	—	—	—
Net income (loss)	(1,412)	(26,372)	42,318	(38,971)
Net (income) loss attributable to non-controlling interests	110	(194)	100	(194)
Net income (loss) attributable to Rouse Properties Inc.	$(1,302)	$(26,566)	$42,418	$(39,165)

Net income (loss) per share attributable to Rouse Properties Inc. - Basic	$(0.02)	$(0.46)	$0.73	$(0.69)

Net income (loss) per share attributable to Rouse Properties Inc. - Diluted	$(0.02)	$(0.46)	$0.73	$(0.69)

Dividends declared per share	$0.18	$0.17	$0.54	$0.51

Other comprehensive income (loss):
Net income (loss)	$(1,412)	$(26,372)	$42,318	$(38,971)
Other comprehensive loss:
Unrealized gain (loss) on financial instrument	(1,091)	425	(1,327)	(230)
Comprehensive income (loss)	$(2,503)	$(25,947)	$40,991	$(39,201)

The accompanying notes are an integral part of these consolidated financial statements.

ROUSE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Common Stock (shares)	Class B Common Stock (shares)	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Equity
	(In thousands, except share amounts)
Balance at December 31, 2013	49,648,436	—	$497	$565,798	$(111,125)	$—	$111	$455,281
Net loss	—	—	—	—	(39,165)	—	194	(38,971)
Comprehensive loss	—	—	—	—	—	(230)	—	(230)
Issuance of 8,050,000 shares of common stock, net of underwriting discount	8,050,000	—	81	150,616	—	—	—	150,697
Offering costs	—	—	—	(467)	—	—	—	(467)
Dividends to common shareholders ($0.13 per share for issuance of 8,050,000 shares and $0.17 per share for Q1, Q2 & Q3 dividend)	—	—	—	(30,583)	—	—	—	(30,583)
Issuance and amortization of stock compensation	42,489	—	—	2,737	—	—	—	2,737
Exercise of options	1,680	—	—	28	—	—	—	28
Net assets attributable to Non-Controlling Interest (as a result of Business Combination)	—	—	—	—	—	—	16,663	16,663
Balance at September 30, 2014	57,742,605	—	$578	$688,129	$(150,290)	$(230)	$16,968	$555,155

Balance at December 31, 2014	57,743,981	—	$578	$679,275	$(162,881)	$(482)	$16,845	$533,335
Net income (loss)	—	—	—	—	42,418	—	(100)	42,318
Comprehensive loss	—	—	—	—	—	(1,327)	—	(1,327)
Dividends to common shareholders ($0.18 per share for Q1, Q2 & Q3 dividend)	—	—	—	(31,306)	—	—	—	(31,306)
Issuance and amortization of stock compensation	53,550	—	—	2,220	—	—	—	2,220
Exercise of options	279,171	—	2	4,115	—	—	—	4,117
Distributions to non-controlling interest	—	—	—	—	—	—	(931)	(931)
Contributions from non-controlling interest	—	—	—	—	—	—	49	49
Forfeited restricted shares	(58,242)	—	—	—	—	—	—	—
Net assets attributable to Non-Controlling Interest (as a result of Business Combination)	—	—	—	—	—	—	45	45
Issuance of shares under Employee Stock Purchase Plan ("ESPP")	3,757	—	—	—	—	—	—	—
Balance at September 30, 2015	58,022,217	—	$580	$654,304	$(120,463)	$(1,809)	$15,908	$548,520

The accompanying notes are an integral part of these consolidated financial statements.

ROUSE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$42,318	$(38,971)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	1,317	659
Depreciation	65,488	65,100
Amortization	7,231	6,493
Amortization/write-off of deferred financing costs	3,163	3,420
Amortization/write-off of debt market rate adjustments	(721)	8,789
Amortization of above/below market leases and tenant inducements	5,551	9,850
Straight-line rent amortization	(744)	(1,184)
Stock based compensation	2,220	2,737
Provision for impairment	2,900	10,665
Gain on extinguishment of debt	(26,827)	—
Gain on sale of real estate assets	(32,496)	—
Net changes:
Accounts receivable	(2,874)	(248)
Prepaid expenses and other assets	(261)	(2,795)
Deferred expenses	(10,335)	(10,854)
Restricted cash	329	782
Accounts payable and accrued expenses	5,961	8,524
Net cash provided by operating activities	62,220	62,967

Cash Flows from Investing Activities:
Acquisition of investments in real estate	(154,100)	(109,330)
Proceeds from sale of property, net	90,288	—
Development, building and tenant improvements	(101,368)	(81,655)
Demand deposit with affiliate	—	—
Restricted cash	3,254	1,458
Net cash used in investing activities	(161,926)	(189,527)

Cash Flows from Financing Activities:
Proceeds received from equity offering	—	156,976
Discount from equity offering	—	(6,279)
Proceeds received from stock option exercise	4,117	28
Payments for offering costs	—	(467)
Proceeds from issuance of mortgages, notes and loans payable	245,300	137,000
Borrowings under revolving line of credit	195,500	45,000
Principal payments on mortgages, notes and loans payable	(181,719)	(97,319)
Repayments under revolving line of credit	(137,500)	(73,000)
Dividends paid	(30,679)	(27,152)
Distributions to non-controlling interests, net	(882)	—
Deferred financing costs	(2,462)	(1,164)
Net cash provided by financing activities	91,675	133,623

Net change in cash and cash equivalents	(8,031)	7,063
Cash and cash equivalents at beginning of period	14,308	14,224
Cash and cash equivalents at end of period	$6,277	$21,287

Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest	$51,909	$49,461
Capitalized interest	2,218	1,875

Non-Cash Transactions:
Change in accrued capital expenditures included in accounts payable and accrued expenses	$1,819	$(2,592)

ROUSE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Dividends declared, not yet paid	10,512	9,885
Assumption of mortgage related to the acquisition of a property	—	112,505
Capitalized market rate adjustments and deferred financing amortization	252	281

Supplemental non-cash information related to acquisition accounting:
Land	$—	$8,969
Buildings and equipment, net	—	103,123
Deferred expenses, net	—	1,841
Prepaid expenses and other assets	—	5,461
Mortgages, notes and loans payable	—	(112,505)
Accounts payable and accrued expenses	—	(6,889)

Supplemental non-cash information related to gain on extinguishment of debt:
Land	$(18,384)	$—
Buildings and equipment, net	(52,446)	—
Accounts receivable	(224)	—
Deferred expenses, net	(1,555)	—
Prepaid expenses and other assets	(5,588)	—
Mortgages, notes and loans payable	(103,545)	—
Accounts payable and accrued expenses	(1,479)	—

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

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The accompanying consolidated financial statements include the accounts of Rouse, as well as all subsidiaries of Rouse and all joint ventures in which the Company has a controlling interest. For consolidated joint ventures, the non-controlling partner’s share of the assets, liabilities and operations of the joint ventures (generally computed as the joint venture partner’s ownership percentage) is included in non-controlling interests as permanent equity of the Company. All intercompany transactions have been eliminated in consolidation as of and for each of the three and nine months ended September 30, 2015 and 2014.

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

In August 2014, upon a maturity default on the Steeplegate Mall mortgage loan, the loan servicer appointed a receiver to take over the operations of the property until the property could be conveyed to the lender or a third party purchaser. As a result, the Company revised its intended hold period of this property to less than one year. The change in the hold period resulted in a change to undiscounted cash flows utilized in the impairment analysis and the Company concluded that the carrying value of the property was not recoverable. The Company recorded an impairment charge on the property of $7.6 million during the three and nine months ended September 30, 2014, as the aggregate carrying value was higher than the fair value of the property. This impairment charge is included in “Provision for impairment” on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). In March 2015, the property associated with Steeplegate Mall was conveyed to its lender in full satisfaction of the debt.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2014, the Company determined there were events and circumstances which changed management's estimated holding period for Collin Creek Mall. Subsequently, the lender had placed the loan into special servicing status and communicated to the Company that it would be unwilling to extend the term and discount the loan. As a result of the continued decline in the operating results of the property, management concluded it was in the best interest of the Company to convey the property to its lender prior to maturity in full satisfaction of the debt. Therefore, the Company revised its intended hold period of this property to less than one year. The change in the hold period resulted in a change to undiscounted cash flows utilized in the impairment analysis and the Company concluded that the carrying value of the property was not recoverable. The Company recorded an impairment charge of $2.9 million during the nine months ended September 30, 2015, to reduce the aggregate carrying value to the estimated fair value of the property. During the three and nine months ended September 30, 2014, the Company recorded an impairment charge of $3.1 million, to reduce the aggregate carrying value to the estimated fair value of the property. This impairment charge is included in "Provision for impairment" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss). In April 2015, the property associated with Collin Creek Mall was conveyed to its lender in full satisfaction of the debt.

No impairment charges were recorded for the three months ended September 30, 2015.
Intangible Assets and Liabilities

The following table summarizes our intangible assets and liabilities as a result of the application of acquisition accounting:

	Gross Asset (Liability)	Accumulated (Amortization)/ Accretion	Net Carrying Amount
	(In thousands)
September 30, 2015
Tenant leases:
In-place value	$90,527	$(41,165)	$49,362
Above-market	99,617	(57,768)	41,849
Below-market	(62,030)	23,199	(38,831)
Ground leases:
Below-market	3,682	(653)	3,029

December 31, 2014
Tenant leases:
In-place value	$97,745	$(43,481)	$54,264
Above-market	109,862	(58,866)	50,996
Below-market	(65,476)	22,184	(43,292)
Ground leases:
Below-market	3,682	(537)	3,145
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

Amortization of in-place intangible assets decreased the Company's income by $4.4 million and $7.2 million for the three months ended September 30, 2015 and 2014, respectively. Amortization of in-place intangible assets decreased the Company's income by $15.2 million and $19.1 million for the nine months ended September 30, 2015 and 2014, respectively. Amortization of in-place intangibles is included in "Depreciation and amortization" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).

Amortization of above-market and below-market lease intangibles decreased the Company's revenue by $1.3 million and $2.4 million for the three months ended September 30, 2015 and 2014, respectively. Amortization of above-market and below-market

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

lease intangibles decreased the Company's revenue by $5.4 million and $9.8 million for the nine months ended September 30, 2015 and 2014, respectively. Amortization of above-market and below-market lease intangibles is included in "Minimum rents" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).
Future amortization/accretion of these intangibles is estimated to decrease the Company's net income as follows:

Year	In-place lease intangibles	Above/(below) market leases, net
	(In thousands)
Remainder of 2015	$5,375	$1,780
2016	14,036	5,254
2017	8,265	3,411
2018	5,678	989
2019	3,988	(500)
2020	3,049	(995)

Cash and Cash Equivalents
The Company considers all demand deposits with a maturity of three months or less, at the date of purchase, to be cash equivalents.

Restricted Cash
Restricted cash consists of security deposits and cash escrowed under loan agreements for debt service, real estate taxes, property insurance, tenant improvements, capital renovations and capital improvements.

Interest Rate Hedging Instruments

The Company recognizes its derivative financial instruments in either "Prepaid expenses and other assets, net" or "Accounts payable and accrued expenses, net", as applicable, in the Consolidated Balance Sheets and measures those instruments at fair value. The accounting for changes in fair value (i.e., gain or loss) of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. To qualify as a hedging instrument, a derivative must pass prescribed effectiveness tests, performed quarterly using both quantitative and qualitative methods. The Company entered into two derivative agreements that qualify as hedging instruments and were designated, based upon the exposure being hedged, as cash flow hedges. The fair value of the cash flow hedges as of September 30, 2015 was $1.8 million and is included in "Accounts payable and accrued expenses, net" in the Company's Consolidated Balance Sheets. The fair value of the Company's interest rate hedge is classified as Level 2 in the fair value measurement table. To the extent they are effective, changes in fair value of cash flow hedges are reported in "Accumulated other comprehensive income (loss)" ("AOCI/L") and reclassified into earnings in the same period or periods during which the hedged item affects earnings. The ineffective portion of the hedge, if any, is recognized in current earnings during the period of change in fair value. The gain or loss on the termination of an effective cash flow hedge is reported in AOCI/L and reclassified into earnings in the same period or periods during which the hedged item affects earnings. The Company also assesses the credit risk that the counterparty will not perform according to the terms of the contract.

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

The following is a summary of amortization of straight-line rent, lease termination income, net amortization related to above and below-market tenant leases, amortization of tenant inducements, and percentage rent in lieu of minimum rent for the three and nine months ended September 30, 2015 and 2014:

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30, 2015
	2015	2014	2015	2014
	(In thousands)
Straight-line rent amortization	$422	$97	$744	$1,184
Lease termination income	187	901	825	1,356
Net amortization of above and below-market tenant leases	(1,252)	(2,433)	(5,434)	(9,829)
Amortization of tenant inducements	(89)	(11)	(107)	(21)
Percentage rent in lieu of minimum rent	1,844	1,691	4,842	4,659

Straight-line rent receivables represent the current net cumulative rents recognized prior to when billed and collectible, as provided by the terms of the leases. The following is a summary of straight-line rent receivables, which are included in "Accounts receivable, net," in the Company's Consolidated Balance Sheets and are reduced for allowances for doubtful accounts:

	September 30, 2015	December 31, 2014
	(In thousands)
Straight-line rent receivables, net	$14,384	$14,431

The Company provides an allowance for doubtful accounts against the portion of accounts receivable, including straight-line rents, which is estimated to be uncollectible. Such allowances are reviewed periodically based upon our recovery experience. The Company also evaluates the probability of collecting future rent which is recognized currently under a straight-line methodology. This analysis considers the long term nature of the Company's leases, as a certain portion of the straight-line rent currently recognizable will not be billed to the tenant until future periods. The Company's experience relative to unbilled straight-line rent receivable is that a certain portion of the amounts recorded as straight-line rental revenue are never collected from (or billed to) tenants due to early lease terminations. For the portion of the recognized deferred rent that is not deemed to be probable of collection, an allowance for doubtful accounts has been provided. Accounts receivable are shown net of an allowance for doubtful accounts of $3.2 million and $3.4 million as of September 30, 2015 and December 31, 2014, respectively.

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

Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per share is calculated similarly; however, it reflects potential dilution of securities by adding the incremental weighted average shares that would have been outstanding assuming all potentially dilutive securities were converted into common stock at the earliest date possible to the weighted-average number of shares of common stock outstanding for the period. As of September 30, 2015 and 2014, there were 3,502,581 and 3,313,869 stock options outstanding, respectively, that potentially could be converted into shares of common stock and 80,196 and 213,009 shares of non-vested restricted stock outstanding, respectively. The impact of dilutive stock options and non-vested restricted stock have been considered in the calculation of diluted weighted average shares outstanding for the nine months ended

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015. The stock options and shares of restricted stock are excluded from the weighted average shares dilution computation for the three months ended September 30, 2015 and for the three and nine months ended September 30, 2014, as their effect is anti-dilutive.

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

The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as a consideration of counterparty credit risk in our assessment of fair value.  Considerable judgment is necessary to interpret Level 2 and 3 inputs in determining the fair value of our financial and non-financial assets and liabilities.  Accordingly, the Company's fair value estimates, which are made at the end of each reporting period, may be different than the amounts that may ultimately be realized upon the sale or disposition of these assets.

The following table sets forth information regarding the Company's financial and non-financial instruments that are measured at fair value on a recurring and non-recurring basis by the above categories:

	Total Fair Value Measurement	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2015
Recurring basis:
Assets:
Interest rate cap	$—	$—	$—	$—
Liabilities:
Interest rate swaps	$(1,808)	$—	$(1,808)	$—
Non-recurring basis:
Investment in Real Estate (1)	$—	$—	$—	$—
December 31, 2014
Recurring basis:
Assets:
Interest rate cap	$1	$—	$1	$—
Liabilities:
Interest rate swap	$(482)	$—	$(482)	$—
Non-recurring basis:
Investment in Real Estate (1)	$74,237	$—	$—	$74,237
Explanatory Note:
(1) The carrying value includes each mall's respective land, building, and in-place lease value.
The following is a reconciliation of the carrying value of properties that were impaired and disposed of during the nine months ended September 30, 2015:

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Collin Creek Mall (1)(2)	Steeplegate Mall (1)(2)
	(In thousands)
Beginning carrying value, January 1, 2015	$51,767	$22,659
Capital expenditures	—	—
Depreciation and amortization expense	(539)	(219)
Loss on impairment of real estate	(2,900)	—
Disposition of real estate asset	(48,328)	(22,440)
Ending carrying value, September 30, 2015	$—	$—
Explanatory Notes:
(1) The carrying value includes the mall's respective land, building, in place lease value, and above and below market lease value.
(2) The property was conveyed to its mortgage lender during the nine months ended September 30, 2015.

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

The Company uses interest rate swaps and caps to mitigate the effect of interest rate movements on its variable-rate debt. The Company has one interest rate cap and two interest rate swaps as of September 30, 2015 and the interest rate swaps qualified for hedge accounting. The interest rate swaps have met the effectiveness test criteria since inception and changes in their fair value are reported in "Other comprehensive income/(loss)" ("OCI/L") and are reclassified into earnings in the same period or periods during which the hedged item affects earnings. The interest rate cap did not qualify for hedge accounting and changes in its fair value are reported in earnings during the period incurred. The fair value of the Company's interest rate hedges, classified under Level 2, are determined based on prevailing market data for contracts with matching durations, current and anticipated LIBOR information, consideration of the Company's credit standing, credit risk of the counterparty, and reasonable estimates about relevant future market conditions. See Note 7 for additional information regarding the Company's interest rate hedging instruments.

The Company's financial instruments are short term in nature and as such their fair values approximate their carrying amounts in our Consolidated Balance Sheets except for debt. As of September 30, 2015 and December 31, 2014, management’s estimates of fair value are presented below. The Company estimated the fair value of the debt by using a future discounted cash flow analysis based on the use and weighting of multiple market inputs. As a result of the frequency and availability of market data, the inputs used to measure the estimated fair value of debt are Level 3 inputs. The primary sensitivity in these calculations is based on the selection of appropriate discount rates.

	September 30, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Fixed-rate debt	$1,170,180	$1,211,570	$1,249,195	$1,248,928
Variable-rate debt	467,250	468,400	335,304	336,791
Total mortgages, notes and loans payable, net	$1,637,430	$1,679,970	$1,584,499	$1,585,719

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

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the related mortgages, notes, and loans payable and are included in "Interest expense" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).  The following table summarizes our deferred lease and financing costs:

	Gross Asset	Accumulated Amortization	Net Carrying Amount
	(In thousands)
September 30, 2015
Deferred lease costs	$58,355	$(15,877)	$42,478
Deferred financing costs	15,671	(5,565)	10,106
Total	$74,026	$(21,442)	$52,584

December 31, 2014
Deferred lease costs	$55,647	$(14,683)	$40,964
Deferred financing costs	19,151	(7,504)	11,647
Total	$74,798	$(22,187)	$52,611

Asset Retirement Obligations
The Company evaluates any potential asset retirement obligations, including those related to disposal of asbestos containing materials and environmental remediation liabilities. The Company recognizes the fair value of such obligations in the period incurred if a reasonable estimate of fair value can be determined. As of September 30, 2015 and December 31, 2014, estimated costs of environmental remediation of approximately $4.5 million have been recorded as a liability in "Accounts payable and accrued expenses, net" on the Company's Consolidated Balance Sheets. During the nine months ended September 30, 2014, the Company reversed an environmental liability on the Boulevard Mall of $0.4 million, and is included in "Other expense" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss). The Company does not believe actual remediation costs will be materially different than the estimates as of September 30, 2015.

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

Discontinued Operations

Prior to 2014, the Company reclassified to discontinued operations any material operations and gains or losses on disposal related to properties that were held for sale or disposed of during the period, in accordance with the applicable accounting standards. In 2014, the Company early adopted Accounting Standards Update ("ASU") No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" issued by the Financial Accounting Standards Board ("FASB"). ASU No. 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. The Company applied the revised definition to all disposals on a prospective basis beginning January 1, 2014.

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

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." This topic provides guidance on management’s responsibility to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern and requires related footnote disclosures. This ASU is effective for the annual period after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact of the guidance in this ASU.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU 2015-02 is effective for the Company beginning January 1, 2016. Early adoption is permitted. The Company does not expect the adoption of this standard to have a significant impact on the consolidated financial statements.

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

The following table presents the Company's acquisitions as of September 30, 2015 and December 31, 2014:

	Date Acquired	Property Name	Location	Square Footage Acquired	Purchase Price
2015 Acquisitions					(In thousands)
	01/28/2015	Mt. Shasta Mall (1)(2)	Redding, CA	521,000	$49,000
	06/03/2015	Fig Garden Village (1)(3)	Fresno, CA	301,459	106,100
			2015 Acquisitions Total	822,459	$155,100
2014 Acquisitions
	05/22/2014	Bel Air Mall (1)(4)	Mobile, AL	1,004,439	$131,917
	08/29/2014	The Mall at Barnes Crossing (5)	Tupelo, MS	736,607	98,850
			2014 Acquisitions Total	1,741,046	$230,767
Explanatory Notes:

(1) Rouse acquired a 100% interest in the mall.

(2)
The Company closed on a new $31.9 million non-recourse mortgage loan that bears interest at 4.19%, matures in March 2025, is interest only for the first three years and amortizes over 30 years thereafter.

(3) The Company closed on a new $74.2 million non-recourse mortgage loan that bears interest at 4.14%, matures in June 2025, is interest only for the first five years and amortizes over 30 years thereafter.
(4) The Company assumed an existing $112.5 million non-recourse mortgage loan that bears interest at 5.30%, matures in December 2015 and amortizes over 30 years.
(5) Rouse acquired a 51% controlling interest in the mall and related properties. In conjunction with the closing of this transaction, the Company closed on a new $67.0 million non-recourse mortgage loan that bears interest at 4.29%, matures in September 2024, is interest only for the first three years and amortizes over a 30 years thereafter. See Note 12 for further details.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents certain additional information regarding the Company's acquisitions as of September 30, 2015 and December 31, 2014:

	Property Name	Land	Building and Improvements	Acquired Lease Intangibles	Acquired Above Market Lease Intangibles	Acquired Below Market Lease Intangibles	Other
2015 Acquisitions		(In thousands)
	Mt. Shasta Mall	$7,809	$38,008	$3,779	$915	$(1,813)	$302
	Fig Garden Village	18,774	79,528	7,366	3,975	(2,907)	(636)
	Total	$26,583	$117,536	$11,145	$4,890	$(4,720)	$(334)
2014 Acquisitions
	Bel Air Mall	$8,969	$111,206	$11,329	$3,952	$(6,889)	$3,350
	The Mall at Barnes Crossing	17,969	75,949	6,973	4,700	(8,100)	1,359
	Total	$26,938	$187,155	$18,302	$8,652	$(14,989)	$4,709

The Company incurred acquisition and transaction related costs of $0.6 million and $0.5 million for the three months ended September 30, 2015 and 2014, respectively, and $1.7 million and $0.9 million for the nine months ended September 30, 2015 and 2014, respectively. Acquisition and transaction related costs consist of due diligence costs such as legal fees, environmental studies and closing costs. These costs were recorded in "Other" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).

During the three and nine months ended September 30, 2015, the Company recorded approximately $4.0 million and $7.6 million, respectively, in revenues and $0.4 million in net income and $1.3 million in net loss related to the acquisitions of Fig Garden Village and Mt. Shasta Mall. During the three and nine months ended September 30, 2014, the Company recorded approximately $5.2 million and $7.0 million, respectively, in revenues and $0.5 million and $1.7 million, respectively, in net loss related to the acquisitions of Bel Air Mall and The Mall at Barnes Crossing.

The following condensed pro forma financial information for each of the nine months ended September 30, 2015 and 2014 includes pro forma adjustments related to the acquisitions of Mt. Shasta Mall, Fig Garden Village, Bel Air Mall and The Mall at Barnes Crossing, which is presented assuming the acquisitions had been consummated as of January 1, 2014. The following condensed pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming the acquisitions had been consummated as of January 1, nor does it purport to represent the results of operations for future periods. Pro forma adjustments include above and below-market amortization, straight-line rent, interest expense, and depreciation and amortization.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine months ended September 30,
	2015	2014
	As Adjusted (Unaudited)
	(Dollars in thousands, except per share amounts)
Total revenues	$224,579	$236,976
Net income (loss)	$41,138	$(41,351)

Net income (loss) per share - basic	$0.71	$(0.72)

Net income (loss) per share - diluted	$0.71	$(0.72)

Weighted average shares - basic	57,756,035	57,062,578
Weighted average shares - diluted	58,121,349	57,062,578

NOTE 4                                             PREPAID EXPENSES AND OTHER ASSETS, NET

The following table summarizes the significant components of prepaid expenses and other assets, net:

	September 30, 2015	December 31, 2014
	(In thousands)
Above-market tenant leases, net (Note 2)	$41,849	$50,996
Prepaid expenses	6,370	4,755
Below-market ground leases, net (Note 2)	3,029	3,145
Deposits	528	1,447
Other	369	2,347
Total prepaid expenses and other assets, net	$52,145	$62,690

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5                                                  MORTGAGES, NOTES AND LOANS PAYABLE, NET

Mortgages, notes and loans payable are summarized as follows:

	September 30, 2015	December 31, 2014	Interest Rate at September 30, 2015	Scheduled Maturity Date
Fixed-rate debt:	(in thousands)
Steeplegate Mall	$—	$45,858	—%	—
Bel Air Mall (1)	109,618	111,276	5.30	December 2015
Greenville Mall	39,995	40,602	5.29	December 2015
Vista Ridge Mall	66,361	68,537	6.87	April 2016
Washington Park Mall	—	10,505	—	—
The Centre at Salisbury(2)	115,000	115,000	5.79	May 2016
The Mall at Turtle Creek	76,883	77,648	6.54	June 2016
Collin Creek Mall	—	58,128	—	—
Grand Traverse Mall	—	59,479	—	—
West Valley Mall (3)	59,000	59,000	3.24	September 2018
Pierre Bossier Mall	46,071	46,654	4.94	May 2022
Pierre Bossier Anchor	3,573	3,637	4.85	May 2022
Southland Center (MI)	75,123	76,037	5.09	July 2022
Chesterfield Towne Center	106,820	107,967	4.75	October 2022
Animas Valley Mall	49,386	50,053	4.41	November 2022
Lakeland Square	67,131	68,053	4.17	April 2023
Valley Hills Mall	65,651	66,492	4.47	July 2023
Chula Vista Center (1)(4)	70,000	70,000	4.18	July 2024
The Mall at Barnes Crossing (1)	67,000	67,000	4.29	September 2024
Bayshore Mall (1)	46,500	46,500	3.96	October 2024
Mt. Shasta Mall (1)	31,850	—	4.19	March 2025
Fig Garden Village (1)	74,200	—	4.14	June 2025
Total fixed-rate debt	$1,170,162	$1,248,426
Add: Market rate adjustments	18	769
	$1,170,180	$1,249,195
Variable-rate debt:
NewPark Mall (1)(5)	$114,250	$65,304	2.44%	September 2018
2013 Term Loan(6)(7)	285,000	260,000	2.29	November 2018
2013 Revolver (6)(7)	68,000	10,000	2.30	November 2017
Total variable-rate debt	$467,250	$335,304

Total mortgages, notes and loans payable, net	$1,637,430	$1,584,499

Explanatory Notes:
(1) See the significant property loan refinancings and acquisitions table below, under "—Property-Level Debt" in this Note 5 for additional information regarding the debt related to each property.
(2) The Company guaranteed a maximum amount of $3.5 million until certain financial covenants are met for two consecutive years.
(3) During January 2014, the Company entered into a swap transaction which fixes the interest rate on the loan for this property at 3.24%, through June 2018. See Note 7 for further details.
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
(5) LIBOR (90 day) plus 210 basis points. The Company entered into a fixed swap which fixes the interest rate at 3.26% beginning January 2016, through September 2018.
(6) LIBOR (30 day) plus 210 basis points.
(7) On June 30, 2015, the Company exercised a portion of its "accordion feature" on the 2013 Senior Facility, increasing the 2013 Term Loan (as defined below) from $260.0 million to $285.0 million and increasing the availability on the 2013 Revolver (as defined below) from $285.0 million to $310.0 million.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property-Level Debt

The Company had individual property-level debt (the “Property-Level Debt”) on 18 of its 35 assets, totaling $1.28 billion (excluding $0.02 million of market rate adjustments) as of September 30, 2015. As of September 30, 2015, the Property-Level Debt had a weighted average interest rate of 4.69% and an average remaining term of 4.9 years. The Property-Level Debt is generally non-recourse to the Company and is stand-alone (i.e., not cross-collateralized) first mortgage debt with the exception of customary recourse guarantees.

The following is a summary of significant property loan refinancings and acquisitions that have occurred during the nine months ended September 30, 2015 and the year ended December 31, 2014 (dollars in thousands):

Property	Date	Balance at Date of Refinancing	Interest Rate	Balance of New Loan	New Interest Rate	Net Proceeds (1)	Maturity
September 30, 2015:
NewPark Mall (2)(3)	September 2015	$64,665	3.44%	$114,250	2.44%	$47,942	September 2018
Fig Garden Village (4)	June 2015	—	—%	74,200	4.14%	—	June 2025
Mt. Shasta Mall (3)	February 2015	—	—%	31,850	4.19%	—	March 2025

December 31, 2014:
Bayshore Mall (3)	October 2014	$—	—%	$46,500	3.96%	$43,400	October 2024
The Mall at Barnes Crossing (3)	August 2014	—	—%	67,000	4.29%	—	September 2024
Chula Vista Center (5)	July 2014	—	—%	70,000	4.18%	15,000	July 2024
Sikes Senter (5)	July 2014	54,618	5.20%	—	—%	—	—
Bel Air Mall	May 2014	—	—%	112,505	5.30%	—	December 2015

Explanatory Notes:
(1) Net proceeds are net of closing costs.
(2) In September 2015, the loan associated with NewPark Mall was refinanced for $135.0 million, with an initial funding of $114.3 million. The loan provides for an additional funding of up to $20.8 million upon achieving certain conditions.  The loan has a term of three years with a one year extension option subject to the fulfillment of certain conditions. A swap will be effective on this loan beginning January 1, 2016, which fixes the interest rate at 3.26%, through September 2018.
(3) The loan is interest-only for the first three years.
(4) The loan is interest-only for the first five years.
(5) On July 1, 2014, the Company removed Chula Vista Center, located in Chula Vista, CA, from the 2013 Senior Facility collateral pool and placed a new non-recourse mortgage loan on the property. Sikes Senter, located in Wichita Falls, TX, had an outstanding mortgage loan which was repaid on July 1, 2014 from proceeds from the Chula Vista Center refinancing. Upon repayment, Sikes Senter was added to the 2013 Senior Facility collateral pool with no change to the outstanding 2013 Senior Facility balance.

In January 2015, the loan associated with The Shoppes at Knollwood with a mortgage debt balance of $35.1 million was defeased simultaneously with the sale of the property. As of December 31, 2014, the loan was shown as a component of "Liabilities of property held for sale" on the Consolidated Balance Sheets.

In February 2015, the Company repaid the $10.4 million mortgage debt balance on Washington Park Mall, which had a fixed interest rate of 5.35%.

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

On July 1, 2015, the Company repaid the $59.0 million mortgage debt balance on Grand Traverse Mall, which had a fixed interest rate of 5.02% On July 29, 2015, Grand Traverse Mall was added to the 2013 Senior Facility collateral pool.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the nine months ended September 30, 2015, through an amendment to the 2013 Senior Facility, the Company exercised a portion of its "accordion" feature which increased the aggregate amount of commitments under the 2013 Senior Facility from $545.0 million to $595.0 million. The exercise increased availability on the 2013 Revolver from $285.0 million to $310.0 million and increased the 2013 Term Loan from $260.0 million to $285.0 million. The term and rates of the Company's 2013 Senior Facility were otherwise unchanged.

The 2013 Revolver has an initial term of four years with a one year extension option and the 2013 Term Loan has a term of five years. As of September 30, 2015, the Company had drawn $68.0 million on the 2013 Revolver. The Company is required to pay an unused fee related to the 2013 Revolver equal to 0.20% per year if the aggregate unused amount is greater than or equal to 50% of the 2013 Revolver or 0.30% per year if the aggregate unused amount is less than 50% of the 2013 Revolver.  During the three and nine months ended September 30, 2015, the Company incurred $0.2 million and $0.6 million, respectively, of unused fees related to the 2013 Revolver. During the three and nine months ended September 30, 2014, the Company incurred $0.2 million and $0.6 million, respectively, of unused fees related to the 2013 Revolver. Under the 2013 Revolver, letters of credit totaling $0.9 million were outstanding as of September 30, 2015 in connection with two properties. Additionally, the Company had $0.06 million of letters of credit outstanding in relation to The Shoppes at Knollwood Mall. During the three and nine months ended September 30, 2015, the Company incurred $0.01 million and $0.07 million, respectively, of letter of credit fees. During the three and nine months ended September 30, 2014, the Company incurred $0.03 million and $0.09 million, respectively, of letter of credit fees.

The 2013 Senior Facility contains representations and warranties, affirmative and negative covenants and defaults that are customary for such a real estate loan. In addition, the 2013 Senior Facility requires compliance with certain financial covenants, including borrowing base loan to value and debt yield, corporate maximum leverage ratio, minimum ratio of adjusted consolidated earnings before interest, tax, depreciation and amortization to fixed charges, minimum tangible net worth, minimum mortgaged property requirement, maximum unhedged variable rate debt and maximum recourse indebtedness. Failure to comply with the covenants in the 2013 Senior Facility would result in a default thereunder and, absent a waiver or an amendment from our lenders, permit the acceleration of all outstanding borrowings under the 2013 Senior Facility. The default interest rate following a payment event of default under the 2013 Senior Facility is 3.0% more than the then-applicable interest rate. No assurance can be given that the Company would be successful in obtaining such waiver or amendment in this current financial climate, or that any accommodations that the Company was able to negotiate would be on terms as favorable as those in the 2013 Senior Facility. In December 2014, the Company entered into an amendment of the 2013 Senior Facility whereby certain modifications were made to the financial covenant calculations. As of September 30, 2015, the Company was in compliance with all of the debt covenants related to the 2013 Senior Facility.

As of September 30, 2015, $2.19 billion of land, buildings and equipment (before accumulated depreciation) have been pledged as collateral for our mortgages, notes and loans payable. Certain mortgage notes payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.

The weighted-average interest rate on our collateralized mortgages, notes and loans payable was approximately 4.17% and 4.64% as of September 30, 2015 and December 31, 2014, respectively. The average remaining term was 4.5 and 4.7 years as of September 30, 2015 and December 31, 2014, respectively.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6                                           ACCOUNTS PAYABLE AND ACCRUED EXPENSES, NET

The following table summarizes the significant components of accounts payable and accrued expenses, net:

	September 30, 2015	December 31, 2014
	(In thousands)
Below market tenant leases, net (Note 2)	$38,831	$43,292
Construction payable	23,201	16,272
Accounts payable and accrued expenses	11,672	9,901
Accrued real estate taxes	11,374	9,028
Accrued dividend	10,512	9,885
Accrued interest	6,586	4,380
Accrued payroll and other employee liabilities	6,447	9,352
Deferred income	4,989	5,471
Asset retirement obligation liability	4,532	4,545
Tenants and other deposits	1,649	1,336
Other	3,862	514
Total accounts payable and accrued expenses, net	$123,655	$113,976

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

The effective portion of changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) ("AOCI/L") and is subsequently reclassified into earnings in the period in which the hedged forecasted transactions affect earnings. During the three and nine months ended September 30, 2015, such derivatives were used to hedge the variable cash flows associated with existing variable-rate borrowings. The ineffective portion of the change in fair value of the derivatives is recognized in earnings. During the three and nine months ended September 30, 2015, the Company recorded no hedge ineffectiveness for the interest rate swap.

Amounts reported in AOCI/L related to derivatives are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of September 30, 2015, the Company expects that an additional $1.3 million will be reclassified as an increase to interest expense over the next 12 months.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest Rate Swaps

The Company entered into an interest rate swap to hedge the risk of changes in cash flows on borrowings related to the West Valley Mall in January 2014 through June 2018. The interest related to this loan was computed at a variable rate of LIBOR + 1.75% and the Company swapped this for a fixed rate of 1.49% plus a spread of 1.75%.

In September 2015, the Company entered into an interest rate swap to hedge the risk of changes in cash flows on borrowings related to the NewPark Mall through September 2018. The interest related to this loan was computed at a variable rate of LIBOR + 2.10% with a forward starting swap, effective on January 1, 2016 with a fixed interest rate of 1.16% plus a spread of 2.10%.

The interest rate swaps protect the Company from increases in the hedged cash flows attributable to increases in LIBOR.

As of September 30, 2015, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
		(in thousands)
Interest rate swaps	2	$173,250

Non-Designated Hedges - Interest Rate Cap

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the hedge accounting requirements. Changes in the fair value of derivatives not designated as hedges are recorded directly in earnings. For the three and nine months ended September 30, 2015, such amounts equaled $0.01 million and $0.01 million, respectively. As of September 30, 2015, the Company had the following outstanding derivative that was not designated as a hedge in qualifying hedging relationships:

Interest Rate Derivative	Number of Instruments	Notional Amount
		(in thousands)
Interest rate cap	1	$66,500

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Company's Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014:

Instrument Type	Location in consolidated balance sheets	Notional Amount	Designated Benchmark Interest Rate	Strike Rate	Fair Value at September 30, 2015	Fair Value at December 31, 2014	Maturity Date
Derivative not designated as hedging instruments		(dollars in thousands)
Interest Rate Cap	Prepaid expenses and other assets, net	$66,500	One-month LIBOR	4.50%	$—	$1	May 2016
Derivatives designated as hedging instruments
Pay fixed / receive variable rate swaps	Accounts payable and accrued expenses, net	$173,250	One-month LIBOR	Various	$(1,808)	$(482)	Various

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the effect of the Company’s derivative financial instruments on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014:

			Location of Losses Reclassified from OCI/L Into Earnings (Effective Portion)			Location of Gain (Loss) Recognized in Earnings (Ineffective Portion)
Hedging Instrument	Gain (Loss) Recognized in OCI/L (Effective Portion)			Loss Recognized in Earnings (Effective Portion)			Gain Recognized in Earnings (Ineffective Portion)
	2015	2014		2015	2014		2015	2014
	(dollars in thousands)
Three Months Ended September 30,

Pay fixed / receive variable rate swaps	$(1,288)	$224	Interest expense	$196	$200	n.a.	$—	$—

Nine Months Ended September 30,

Pay fixed / receive variable rate swaps	$(1,913)	$(756)	Interest expense	$587	$526	n.a.	$—	$—

Credit Risk-Related Contingent Features

The borrower (a special purpose entity) has an agreement with its derivative counterparty that contains a provision whereby, if the borrower defaults on any of its indebtedness, including a default whereby repayment of such indebtedness has not been accelerated by the lender, the borrower could also be declared in default on its derivative obligations. The borrower has not posted any collateral related to this agreement. As of September 30, 2015, the fair value of the derivative liability, which includes accrued interest but excludes any adjustment for nonperformance risk, related to this agreement was $1.9 million. If the borrower had breached this provision as of September 30, 2015, it would have been required to settle its obligations under the agreement at its termination value of $1.9 million.

NOTE 8                                                 DISPOSITIONS OF REAL ESTATE ASSETS

In 2014, the Company adopted ASU 2014-08, which changed the definition and criteria of property dispositions classified as discontinued operations, on a prospective basis. Under terms of the new guidance, the dispositions described below were not considered to be discontinued operations.

The results of operations of the properties below, as well as any gain on extinguishment of debt and impairment losses related to the properties, are included in "Income from continuing operations" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) for all periods presented, as applicable.

The Shoppes at Knollwood Mall

In January 2015, the Company sold The Shoppes at Knollwood Mall located in St. Louis Park, MN, for gross proceeds of $106.7 million. The mortgage debt of $35.1 million was defeased simultaneously with the sale of the property. The Company recognized a gain of $32.5 million as a result of the disposition, which is reflected in "Gain on sale of real estate assets" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2015.

At closing, the Company entered into a development agreement with the buyer to complete the redevelopment of the property. The estimated $7.9 million of costs associated with the completion of the redevelopment project were escrowed. As of September 30, 2015, the redevelopment has been substantially completed. Any difference between escrowed funds and costs to complete will be reflected in "Gain on sale of real estate assets" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Steeplegate Mall

In March 2015, the Company conveyed Steeplegate Mall, located in Concord, NH, to its mortgage lender in full satisfaction of the debt. The loan had a net outstanding balance of approximately $45.9 million. The Company recognized a $22.8 million gain related to the debt extinguishment, which is reflected in "Gain (loss) on extinguishment of debt" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2015.

Collin Creek Mall

In April 2015, the Company conveyed Collin Creek Mall, located in Plano, TX, to its mortgage lender in full satisfaction of the debt. The loan had a net outstanding balance of approximately $57.6 million. The Company recognized a $4.1 million gain related to the debt extinguishment, which is reflected in "Gain (loss) on extinguishment of debt" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2015.

There were no dispositions during the three months ended September 30, 2015 and the three and nine months ended September 30, 2014.

NOTE 9                                                  INCOME TAXES

The Company elected to be taxed as a real estate investment trust ("REIT") beginning with the filing of its tax return for the 2011 fiscal year. As of September 30, 2015, the Company has met the requirements of a REIT and has filed its tax returns for the 2014 calendar year accordingly. Subject to its ability to continue to meet the requirements of a REIT, the Company intends to maintain this status in future periods.

To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including requirements to distribute at least 90% of its ordinary taxable income and to either distribute capital gains to stockholders, or pay corporate income tax on the undistributed capital gains. In addition, the Company is required to meet certain asset and income tests.

As a REIT, the Company will generally not be subject to corporate level federal income tax on taxable income that it distributes currently to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income taxes at regular corporate rates, including any applicable alternative minimum tax, and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for tax treatment as a REIT, it may be subject to certain state and local taxes on its income or property, and to U.S federal income and excise taxes on its undistributed taxable income.

The Company has a subsidiary that it elected to treat as a taxable REIT subsidiary ("TRS"), which is subject to federal and state income taxes. For each of the three months ended September 30, 2015 and 2014, the Company incurred approximately $0.02 million in taxes associated with the TRS, which are recorded in "Provision for income taxes" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss). For each of the nine months ended September 30, 2015 and 2014, the Company incurred approximately $0.05 million in taxes associated with the TRS which are recorded in "Provision for income taxes" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).

NOTE 10                                                    COMMON STOCK

On January 13, 2014, the Company issued 8,050,000 shares of common stock in an underwritten public offering at a public offering price of $19.50 per share. Net proceeds of the public offering were approximately $150.7 million after deducting the underwriting discount of $6.3 million, but before deducting offering expenses.

Brookfield Asset Management, Inc. and its affiliates (collectively, “Brookfield”) owned approximately 33.4% of the Company's common stock as of September 30, 2015.

Dividends

On February 26, 2015, the Company's Board of Directors declared a first quarter common stock dividend of $0.18 per share, which was paid on April 30, 2015 to stockholders of record on April 15, 2015.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 4, 2015, the Company's Board of Directors declared a second quarter common stock dividend of $0.18 per share, which was paid on July 31, 2015 to stockholders of record on July 15, 2015.

On July 30, 2015, the Company's Board of Directors declared a third quarter common stock dividend of $0.18 per share, which was paid on October 30, 2015 to stockholders of record on October 15, 2015.

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

Employee Stock Purchase Plan

On July 1, 2014, the Company commenced enrollment under its Employee Stock Purchase Plan (the "ESPP"). The ESPP was implemented to provide eligible employees of the Company and its participating subsidiaries with an opportunity to purchase common stock of the Company at a discount of 5%, through accumulated payroll deductions or other permitted contributions. The ESPP was adopted by the Company's Board of Directors on February 27, 2014 and approved by its stockholders on May 9, 2014. The maximum number of shares of common stock that may be issued under the ESPP is 500,000 subject to adjustments under certain circumstances. As of September 30, 2015, 5,133 shares have been issued under the ESPP since its commencement.

NOTE 11                                                    STOCK BASED COMPENSATION PLANS

Incentive Stock Plans

On January 12, 2012, the Company adopted the Rouse Properties, Inc. 2012 Equity Incentive Plan (the "Equity Plan"). On February 26, 2015, the Company's Board of Directors approved an amendment ("Plan Amendment") to the Equity Plan increasing the total number of shares available for issuance. On May 8, 2015, the Plan Amendment was approved by the Company's stockholders.

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

The following tables summarize stock option activity for the Equity Plan for the nine months ended September 30, 2015 and 2014:

	2015		2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock options outstanding at January 1,	3,313,869	$15.89	2,579,171	$15.14
Granted	1,057,000	17.67	778,498	18.36
Exercised	(314,485)	15.01	(1,680)	16.48
Forfeited	(527,763)	16.51	(42,120)	15.34
Expired	(26,040)	18.40	—	—
Stock options outstanding at September 30,	3,502,581	$16.40	3,313,869	$15.90

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Stock Options Outstanding (1)
Issuance	Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price
March 2012	1,108,860	6.50	$14.72
August 2012	36,400	6.92	13.75
October 2012	276,623	7.08	14.47
February 2013	538,600	7.42	16.48
February 2014	596,400	8.42	18.40
July 2014	28,198	8.83	17.20
February 2015	717,500	9.42	17.18
March 2015	200,000	9.50	19.76
Stock options outstanding at September 30, 2015	3,502,581	7.81	$16.40

Explanatory Note:

(1) As of September 30, 2015, 1,138,165 stock options are fully vested and are currently exercisable. As of September 30, 2015, the intrinsic value of these options was $0.2 million, and such stock options had a weighted average exercise price of $15.41 and a weighted average remaining contractual term of 7.0 years.

The Company recognized $0.5 million in compensation expense related to the stock options for each of the three months ended September 30, 2015 and 2014, and $1.5 million and $1.3 million in compensation expense related to the stock options for the nine months ended September 30, 2015 and 2014, respectively, which is recorded in "General and administrative" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).

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

The following table summarizes restricted stock activity for the nine months ended September 30, 2015 and 2014:

	2015		2014
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock grants outstanding at January 1,	205,731	$15.45	278,617	$14.85
Granted	53,550	17.18	42,489	18.40
Forfeited	(58,242)	15.41	—	—
Vested	(120,843)	15.33	(108,097)	15.05
Non-vested restricted stock grants outstanding at September 30,	80,196	$16.82	213,009	$15.45

The weighted average remaining contractual term (in years) of granted, non-vested restricted stock awards as of September 30, 2015 was 1.0 years.

The Company recognized $0.2 million and $0.5 million in compensation expense related to restricted stock for the three months ended September 30, 2015 and 2014, respectively, and $0.7 million and $1.4 million in compensation expense related to restricted stock for the nine months ended September 30, 2015 and 2014, respectively, which is recorded in "General and administrative" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Disclosures

As of September 30, 2015, there was $6.8 million of total unrecognized compensation expense related to all nonvested options and restricted stock grants. Of this total, $0.7 million in 2015, $2.6 million in 2016, $1.7 million in 2017, $1.1 million in 2018, $0.6 million in 2019 and $0.1 million in 2020 will be recognized, respectively, in "General and administrative" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).  These amounts may be impacted by future grants, changes in forfeiture estimates or vesting terms, and actual forfeiture rates differing from estimated forfeiture rates.

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

On August 29, 2014, the Company purchased a 51% interest in three limited liability companies which together own and operate the Mall at Barnes Crossing, the Market Center, a strip shopping center located adjacent to the property, and various vacant land parcels associated with the development (collectively referred to as "The Mall at Barnes Crossing"). The Company determined it holds the controlling interest in the The Mall at Barnes Crossing. As a result, the joint venture is presented on the Company's Consolidated Financial Statements as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and the three months ended September 30, 2014 on a consolidated basis, with the interests of the third parties reflected as a non-controlling interest.

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

NOTE 13                                            EARNINGS PER SHARE

Earnings per share ("EPS") is calculated using the two class method, which allocates earnings among common stock and participating securities to calculate EPS when an entity's capital structure includes either two or more classes of common stock or common stock and participating securities. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities. As such, unvested restricted stock of the Company is considered a participating security. The dilutive effect of options and their equivalents (including fixed awards and nonvested stock issued under stock-based compensation plans), is computed using the “treasury” method.

The following table presents a reconciliation of net income (loss) used in basic and diluted EPS calculations (dollars in thousands, except per share data):

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(1,412)	$(26,372)	$42,318	$(38,971)
Net (income) loss attributable to non-controlling interests	110	(194)	100	(194)
Income (loss) attributable to Rouse Properties Inc. and allocable to common shareholders and Participating Security Holders	$(1,302)	$(26,566)	$42,418	$(39,165)

Earnings allocable to common shares:
Numerator for basic and diluted earnings per share
Net income (loss) attributable to Rouse Properties Inc. and allocable to common shareholders	$(1,302)	$(26,566)	$42,425	$(39,165)

Denominator for basic and diluted earnings per share
Weighted average common shares outstanding - basic	57,930,453	57,519,412	57,756,035	57,062,578
Add: effect of assumed shares issued under treasury stock method for stock options and restricted shares	—	—	365,314	—
Weighted average common shares outstanding - diluted	57,930,453	57,519,412	58,121,349	57,062,578

Basic and Diluted earnings per share
Net income (loss) attributable to Rouse Properties Inc. and allocable to common shareholders- basic	$(0.02)	$(0.46)	$0.73	$(0.69)

Net income (loss) attributable to Rouse Properties Inc. and allocable to common shareholders- diluted	$(0.02)	$(0.46)	$0.73	$(0.69)

Earnings allocable to Participating Security Holders:
Numerator for basic and diluted earnings per share
Net income (loss) attributable to Rouse Properties Inc. and allocable to Participating Security Holders	$—	$—	$267	$—

Denominator for basic and diluted earnings per share
Weighted average common shares outstanding - basic	57,930,453	57,519,412	57,756,035	57,062,578
Add: effect of assumed shares issued under treasury stock method for stock options and restricted shares	—	—	365,314	—
Weighted average common shares outstanding - diluted	57,930,453	57,519,412	58,121,349	57,062,578

Basic and Diluted earnings per share
Net income (loss) attributable to Rouse Properties Inc. and allocable to common shareholders- basic	$—	$—	$—	$—

Net income (loss) attributable to Rouse Properties Inc. and allocable to common shareholders- diluted	$—	$—	$—	$—

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14                                            RELATED PARTY TRANSACTIONS

Office Lease with Brookfield

Upon its spin-off from GGP, the Company assumed a 10-year lease agreement with Brookfield, as landlord, for office space for its corporate office in New York City. Costs associated with the office lease were $0.3 million for each of the three months ended September 30, 2015 and 2014, and $0.8 million for each of the nine months ended September 30, 2015 and 2014. There were no costs outstanding and payable to Brookfield as of September 30, 2015.

Business Information and Technology Costs

As part of the spin-off from GGP, the Company commenced the development of its initial information technology platform ("Brookfield Platform"). The development of the Brookfield Platform required the Company to purchase, design and create various information technology applications and infrastructure. Brookfield Corporate Operations, LLC ("BCO") had been engaged to assist in the project development and to procure the various applications and infrastructure of the Company. As of December 31, 2014, the Company had approximately $8.3 million of infrastructure costs which were capitalized in "Buildings and equipment" on the Company's Consolidated Balance Sheets. As of September 30, 2015, the Company had accelerated and written off any remaining infrastructure costs related to the Brookfield Platform.

The Company was also required to pay a monthly information technology services fee to BCO. Approximately $0.1 million and $0.8 million in costs were incurred for the three months ended September 30, 2015 and 2014, respectively, and $1.0 million and $2.3 million for the nine months ended September 30, 2015 and 2014, respectively, related to the BCO information technology services fee. As of September 30, 2015, there were $0.4 million of costs outstanding and payable associated with this fee.

As of September 30, 2015, the Company completed the development of its own information technology platform ("Rouse Platform") and had incurred approximately $9.0 million of infrastructure costs. As of September 30, 2015, $7.1 million was included in "Buildings and equipment" on the Company's Consolidated Balance Sheets related to the purchase, design and implementation of various technology applications and infrastructure costs for the Rouse Platform. The remaining $1.9 million was included in "Other" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) related to the planning, scoping and data governance associated with developing the Rouse Platform.

Financial Service Center

During 2013, the Company engaged BCO's financial service center to manage certain administrative services of Rouse, such as accounts payable and receivable, lease administration, and other similar types of services. As of September 30, 2015, the Company no longer engages BCO's financial service center to manage such administrative services. Approximately $0.5 million in costs were incurred for the three months ended September 30, 2014 and $0.1 million and $1.4 million in costs were incurred for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, there were no costs outstanding and payable related to these services.

Demand Deposit from Brookfield U.S. Holdings

In August 2012, the Company entered into an agreement with Brookfield U.S. Holdings ("U.S. Holdings") to place funds into an interest bearing account which earns interest at LIBOR plus 1.05% per annum. The demand deposit was secured by a note from U.S. Holdings and was guaranteed by Brookfield Asset Management Inc. The demand deposit had an original maturity of February 14, 2013 and was extended to November 14, 2014. However, the Company may have demanded the funds earlier by providing U.S. Holdings with three days notice. The Company earned approximately $0.03 million and $0.3 million in interest income for the three and nine months ended September 30, 2014, respectively. As of December 31, 2014, the agreement was terminated.

NOTE 15                                     SUBSEQUENT EVENTS

On October 8, 2015, the loan associated with Greenville Mall, located in Greenville, NC was refinanced with a new non-recourse mortgage loan for $45.5 million. The loan bears interest at a fixed rate of of 4.46%, matures in November 2025, and amortizes over 30 years. This loan replaced a $40.2 million non-recourse mortgage loan which had a fixed interest rate of 5.29%.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 8, 2015, the loan associated with The Shoppes at Bel Air located in Mobile, AL was refinanced with a new non-recourse mortgage loan for $120.0 million. The initial funding of $110.5 million was used to retire the outstanding mortgage loan of $109.5 million, which had a fixed interest rate of 5.30%. The loan provides for an additional subsequent funding of $9.5 million upon achieving certain conditions. The loan bears interest at a floating rate of LIBOR (30 day) plus 235 basis points, is interest only for the first two years, and has a fixed amortization thereafter. The loan has a term of three years, with two one-year extension options subject to achieving certain conditions. The borrower entered into an interest swap commencing January 2016 which fixes the interest rate at 3.34%, through September 2018.

On October 29, 2015, the Board of Directors authorized management to implement a Stock Repurchase Program in the maximum amount of $50.0 million over a period of up to two years. Purchases made pursuant to the Stock Repurchase Program will be made in the open market from time to time as permitted by federal securities laws and other legal requirements.  The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors.  The Stock Repurchase Program may be suspended or discontinued at any time.

On October 29, 2015, the Company's Board of Directors declared a fourth quarter common stock dividend of $0.18 per share, which will be paid on January 29, 2016 to stockholders of record on January 15, 2016.

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
Overview—Introduction
As of September 30, 2015, our portfolio consisted of 35 regional malls in 21 states totaling over 24.1 million square feet of retail and ancillary space which was 91.6% leased and 87.3% occupied. Including anchors, our properties were 96.0% leased and 94.1% occupied. We elected to be treated as a REIT beginning with the filing of our U.S. federal income tax return for the 2011 taxable year. As of September 30, 2015, we have met the requirements of a REIT and have filed our tax returns for the 2014 fiscal year accordingly. Subject to our ability to meet the requirements of a REIT, we intend to maintain this status in future periods.
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
Recent Developments

In July 2015, the Board of Directors declared a third quarter common stock dividend of $0.18 per share, which was paid on October 30, 2015 to stockholders of record on October 15, 2015.
On July 1, 2015, the Company repaid the $59.0 million mortgage debt balance on Grand Traverse Mall which had a fixed interest rate of 5.02%. On July 29, 2015, Grand Traverse Mall was added to the 2013 Corporate Facility collateral pool with no change to the outstanding balance.
On September 11, 2015, the loan associated with NewPark Mall was refinanced for $135.0 million, with an initial funding of $114.3 million. The loan provides for a subsequent funding of up to $20.8 million upon achieving certain conditions.  The loan has a term of three years with a one year extension option subject to the fulfillment of certain conditions. The borrower entered into an interest swap commencing January 2016, which fixes the interest rate at 3.26%, through September 2018.

Results of Operations
As of September 30, 2015, our total portfolio consisted of 35 properties (which excludes Collin Creek Mall, Knollwood Mall and Steeplegate Mall, as these properties were disposed of during the nine months ended September 30, 2015). Properties that were in operation and owned as of January 1, 2014, excluding properties that are undergoing redevelopment with significant disruption and an asset that has been reclassified as a special consideration asset(1), are referred to as our Same Property portfolio. As of September 30, 2015, our Same Property portfolio consisted of 27 properties. The following table identifies which of our properties were excluded from our Same Property portfolio:

Property	Location
Acquisitions:
Fig Garden Village	Fresno, CA
Mt. Shasta Mall	Redding, CA
The Mall at Barnes Crossing	Tupelo, MS
Bel Air Mall	Mobile, AL

Redevelopments:
Gateway Mall	Springfield, OR
NewPark Mall	Newark, CA
Spring Hill Mall	West Dundee, IL

Special Consideration Asset:(1)
Vista Ridge Mall	Lewisville, TX

Dispositions:
Collin Creek Mall	Plano, TX
Knollwood Mall	St. Louis Park, MN
Steeplegate Mall	Concord, NH
Explanatory Note:
(1) A property is designated as a special consideration asset when it has a heightened probability of being conveyed to its lender absent substantive renegotiation.

Three Months Ended September 30, 2015 compared to the Three Months Ended September 30, 2014

	September 30, 2015	September 30, 2014	$ Change	% Change
	(In thousands)
Revenues:
Minimum rents	$52,035	$51,817	$218	0.4%
Tenant recoveries	19,069	20,518	(1,449)	(7.1)
Overage rents	881	726	155	21.3
Other	1,568	1,722	(154)	(8.9)
Total revenues	73,553	74,783	(1,230)	(1.6)
Expenses:
Property operating costs	17,537	18,639	(1,102)	(5.9)
Real estate taxes	5,694	7,287	(1,593)	(21.9)
Property maintenance costs	1,864	2,394	(530)	(22.1)
Marketing	419	572	(153)	(26.7)
Provision for doubtful accounts	759	271	488	>100.0
General and administrative	6,327	6,132	195	3.2
Provision for impairment	—	10,665	(10,665)	(100.0)
Depreciation and amortization	22,856	27,130	(4,274)	(15.8)
Other	1,254	1,371	(117)	(8.5)
Total operating expenses	56,710	74,461	(17,751)	(23.8)
Operating income	16,843	322	16,521	>100.0

Interest income	4	34	(30)	(88.2)
Interest expense	(18,110)	(26,592)	8,482	31.9
Gain (loss) on extinguishment of debt	(67)	—	(67)	100.0
Provision for income taxes	(82)	(136)	54	39.7
Loss from continuing operations before gain on sale of real estate assets	(1,412)	(26,372)	24,960	94.6
Gain on sale of real estate assets	—	—	—	—
Loss from continuing operations	(1,412)	(26,372)	24,960	94.6
Discontinued operations	—	—	—	—
Net loss	$(1,412)	$(26,372)	$24,960	94.6

Revenues
Total revenues decreased $1.2 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The dispositions of The Shoppes at Knollwood Mall, Steeplegate Mall and Collin Creek Mall (the "Asset Dispositions") contributed $4.5 million and the redevelopments of NewPark Mall, Gateway Mall and Spring Hill Mall (the "Redevelopment Properties") contributed $1.9 million to the decrease in revenue. These decreases were offset by a revenue increase of $5.7 million related to the acquisitions of The Mall at Barnes Crossing, Mt. Shasta Mall and Fig Garden Village (the "Acquired Properties").
Operating Expenses
Property operating expenses decreased $2.9 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Property operating expenses include property operating costs, real estate taxes, property maintenance costs, marketing, and provision for doubtful accounts. Expenses related to the Acquired Properties increased property operating expenses by $2.0 million, which were offset by $2.4 million in decreased expenses related to the Asset Dispositions. Our Same Property portfolio's operating expenses decreased $1.5 million year over year primarily attributable to a reduction in property real estate taxes. The remaining decrease in expense is primarily the result of a reduction in expense at our properties under redevelopment.
General and administrative expenses increased by $0.2 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Compensation costs increased $0.5 million, which were offset by a reduction of $0.2 million in information technology expenses due to transitioning from the Brookfield Platform to the Rouse Platform.
Provision for impairment decreased $10.7 million during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 due to the impairment of Steeplegate Mall and Collin Creek Mall during the three months ended September 30, 2014. As our intended holding period changed for these assets during the three months ended September 30, 2014, the undiscounted cash flows were less than the carrying amount of the assets. As a result, we recorded an impairment charge for the excess carrying amount over the estimated fair value of the properties. No impairments were recorded during the three months ended September 30, 2015.
Depreciation and amortization expenses decreased $4.3 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The Acquired Properties added $2.0 million in depreciation and amortization expense year over year, offset by $1.1 million in decreased expense as a result of the Asset Dispositions. Our Same Property portfolio's depreciation and amortization expense decreased $3.0 million primarily as a result of a decline in amortization expense of lease in place value and $1.0 million in acceleration of costs related to the Brookfield Platform being fully depreciated upon implementation of the Rouse Platform in May 2015.
Other expense decreased $0.1 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, of which $0.2 million was due to the non-recurring transaction costs we incurred for properties acquired during 2015. This was offset by an increase in technology expenses of $0.1 million due to the non-recurring costs we incurred for consultation associated with developing the Rouse Platform and monthly Brookfield costs.
Interest expense decreased $8.5 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The decrease was primarily related to the write-off of $6.3 million in market rate adjustments on debt for Sikes Senter as a result of the payoff of the loan during the three months ended September 30, 2014. Of the variance, $2.9 million of the decrease was a result of the Asset Dispositions, offset by increased expense of $1.6 million from the Acquired Assets. The remaining variance is a result of a lower average interest rate for the existing portfolio year over year.

Nine Months Ended September 30, 2015 compared to the Nine Months Ended September 30, 2014

	September 30, 2015	September 30, 2014	$ Change	% Change
	(In thousands)
Revenues:
Minimum rents	$154,339	$144,608	$9,731	6.7%
Tenant recoveries	57,910	58,430	(520)	(0.9)
Overage rents	3,204	2,664	540	20.3
Other	5,070	4,711	359	7.6
Total revenues	220,523	210,413	10,110	4.8
Expenses:
Property operating costs	51,502	52,535	(1,033)	(2.0)
Real estate taxes	20,049	19,553	496	2.5
Property maintenance costs	7,558	8,170	(612)	(7.5)
Marketing	1,357	1,653	(296)	(17.9)
Provision for doubtful accounts	1,317	659	658	99.8
General and administrative	19,685	18,613	1,072	5.8
Provision for impairment	2,900	10,665	(7,765)	(72.8)
Depreciation and amortization	72,719	71,593	1,126	1.6
Other	5,205	2,631	2,574	97.8
Total operating expenses	182,292	186,072	(3,780)	(2.0)
Operating income	38,231	24,341	13,890	57.1

Interest income	18	310	(292)	(94.2)
Interest expense	(54,745)	(63,239)	8,494	(13.4)
Gain (loss) on extinguishment of debt	26,827	—	26,827	100.0
Provision for income taxes	(509)	(383)	(126)	(32.9)
Income (loss) from continuing operations before gain on sale of real estate assets	9,822	(38,971)	48,793	>100.0
Gain on sale of real estate assets	32,496	—	32,496	100.0
Income (loss) from continuing operations	42,318	(38,971)	81,289	>100.0
Discontinued operations	—	—	—	—
Net income (loss)	$42,318	$(38,971)	$81,289	>100.0

Revenues
Total revenues increased $10.1 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The Acquired Properties contributed $21.8 million of the increase offset by a revenue decrease of $8.8 million related to the Asset Dispositions and $3.9 million related to the Redevelopment Properties. Our Same Property portfolio contributed $1.3 million to the increase year over year, with the remaining decrease in revenues resulting from redevelopment activities and our special consideration property.
Operating Expenses
Property operating expenses decreased $0.8 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Property operating expenses include property operating costs, real estate taxes, property maintenance costs, marketing, and provision for doubtful accounts. Expenses related to the Acquired Properties increased property operating expenses by $6.9 million, which were offset by $4.6 million in decreased expenses related to the Asset Dispositions. Our Same Property portfolio's operating expenses decreased $1.7 million year over year primarily as a result of savings in insurance and real estate property taxes. The remaining decrease in expense is primarily the result of a reduction in expense at our properties under redevelopment.

General and administrative expenses increased by $1.1 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase was primarily the result of additional information technology costs incurred during the transition from the Brookfield Platform to the Rouse Platform, as well as compensation and employee related costs in 2015 from additional staffing completed.
Provision for impairment decreased $7.8 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. During the nine months ended September 30, 2014, we impaired Steeplegate Mall for $7.6 million and Collin Creek Mall for $3.1 million, offset by additional impairment on Collin Creek of $2.9 million during the nine months ended September 30, 2015. As our intended holding period changed for these assets during the nine months ended September 30, 2015 and September 30, 2014, the undiscounted cash flows were less than the carrying amount of the assets. As a result, we recorded an impairment charge for the excess carrying amount over the estimated fair value of the properties
Depreciation and amortization expenses increased $1.1 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The Acquired Properties added $10.0 million in depreciation and amortization expense year over year, offset by $2.9 million and $1.2 million in decreased expense as a result of the Asset Dispositions and Redevelopment Properties, respectively. Our Same Property portfolio's depreciation and amortization expense decreased $4.0 million primarily as a result of a decline in amortization expense of lease in place value and $1.4 million in acceleration of costs related to the Brookfield Platform being fully depreciated upon implementation of the Rouse Platform in May 2015.
Other expenses increased $2.6 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, of which $2.0 million was due to non-recurring costs we incurred related to the development of the Rouse Platform. Also, during the nine months ended September 30, 2014, we reversed an environmental liability on a property that was previously disposed of for $0.4 million.
Other Income and Expenses
Interest expense decreased $8.5 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The decrease was primarily related to the write-off of $6.3 million of market rate adjustments on debt for Sikes Senter due to the payoff of the loan during the nine months ended September 30, 2014. Of the variance, $7.2 million of the decrease was a result of the Asset Dispositions, offset by increased expense of $6.1 million from the Acquired Assets. The remaining variance is a result of a lower average interest rate for the existing portfolio year over year.
Gain on extinguishment of debt increased $26.8 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 as a result of the conveyance of Steeplegate Mall and Collin Creek Mall to their lenders.
Gain on sale of real estate assets increased $32.5 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 as a result of the sale of The Shoppes at Knollwood Mall.

Operating Metrics
Leasing Volume

The following table represents the leases signed during the three months ended September 30, 2015:

2015 Leasing Activity(1)(2)	Number of Leases	Square Feet	Term (in years)	Initial Inline Rent PSF (4)(5)	Initial Freestanding Rent PSF (4)(6)	Average Inline Rent PSF (5)(7)	Average Freestanding Rent PSF (6)(7)
New Leases
Under 10,000 sq. ft.	35	127,396	8.4	$35.31	$48.31	$38.88	$52.86
Over 10,000 sq. ft.	8	146,237	9.6	12.05	—	12.98	—
Total New Leases	43	273,633	9.1	$22.63	$48.31	$24.77	$52.86

Renewal Leases
Under 10,000 sq. ft.	44	142,848	3.5	$29.14	$36.93	$29.94	$38.61
Over 10,000 sq. ft.	3	65,343	4.2	9.27	—	9.33	—
Total Renewal Leases	47	208,191	3.7	$22.16	$36.93	$22.70	$38.61

Sub-Total	90	481,824	6.8	$22.44	$39.11	$23.92	$41.34

Percent in Lieu	13	50,068	n.a.	n.a.	n.a	n.a.	n.a

Total Q3 2015 (3)	103	531,892	6.8	$22.44	$39.11	$23.92	$41.34
Total Q2 2015	100	605,817
Total Q1 2015	115	456,779
Total YTD 2015	318	1,594,488

Explanatory Notes:

(1) Excludes anchors and specialty leasing. An anchor is defined as a department store or discount department store in traditional spaces whose merchandise appeals to a broad range of shoppers or spaces which are greater than 70,000 square feet.
(2) Represents signed leases as of September 30, 2015.
(3) The total leasing commissions were approximately $2.2 million for the three months ended September 30, 2015. There were no material tenant concessions with respect to the leases signed during the three months ended September 30, 2015.
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

The following table represents our weighted average in-place rent for freestanding and mall space that is less than 10,000 square feet for the three months ended September 30, 2015 for our Same Property portfolio:

	In-Place Rent < 10k SF (1)
	Three Months Ended September 30,
	2015	2014
Freestanding (2)	$20.47	$19.51
Mall (3)	$41.39	$39.71
Total Same Property portfolio	$38.64	$37.34

Explanatory Notes:

(1) Rent is presented on a cash basis and consists of base minimum rent, common area maintenance costs, and real estate taxes.
(2) Freestanding spaces are outparcel retail locations (locations that are not attached to the primary complex of buildings that comprise a shopping center). Excludes anchor stores.
(3) Mall shop locations excluding anchor and freestanding stores.

New and Renewal Lease Spread

The following table represents leasing and rent spread information for renewals and new leases that we signed during the three and nine months ended September 30, 2015, as compared to the rents of the expiring leases on the same space:

New and Renewal Lease Spread (1)

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF (2)	Average Rent PSF (3)	Expiring Rent PSF (4)	Initial Rent Spread		Average Rent Spread
Three Months Ended September 30, 2015	59	238,597	5.0	$26.13	$27.55	$23.08	$3.05	13.2%	$4.47	19.4%

Total YTD 2015	181	797,492	4.3	$26.27	$27.72	$23.58	$2.69	11.4%	$4.14	17.5%

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
Same Property Trends

•
Same Property Core NOI was $36.7 million for the three months ended September 30, 2015 compared to $36.3 million for the three months ended September 30, 2014. Same Property Core NOI was $109.5 million for the nine months ended September 30, 2015 compared to $107.3 million for the nine months ended September 30, 2014. See "—Non-GAAP Financial Measures" for a discussion of Core NOI and a reconciliation of Same Property Core NOI and Core NOI from the consolidated net income as computed in accordance with GAAP.

•
Average total rent for mall spaces that are less than 10,000 square feet increased 4.2% to $41.39 as of September 30, 2015 from $39.71 per square foot as of September 30, 2014 in our Same Property portfolio. The increase is attributable to higher rents on new and renewal leases as compared to existing rents of the Same Property portfolio.

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
As of September 30, 2015, our combined contractual debt, excluding non-cash debt market rate adjustments, was approximately $1.64 billion. The aggregate principal and interest payments due on our outstanding indebtedness as of September 30, 2015 are approximately $173.0 million for the year ending December 31, 2015 and approximately $314.6 million for the year ending December 31, 2016.
Mortgages, notes and loans payable and the weighted-average interest rates are summarized as follows as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015	Weighted Average Interest Rate		December 31, 2014	Weighted Average Interest Rate
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$1,170,162	4.90%		$1,248,426	5.07%
Total Fixed-rate debt	1,170,162	4.90%		1,248,426	5.07%

Variable-rate debt:
Collateralized mortgages, notes and loans payable (1)	$399,250	2.33%		$325,304	3.02%
2013 Revolver	68,000	2.30%		10,000	2.92%
Total Variable-rate debt	$467,250	2.33%		$335,304	3.02%

Add: Market rate adjustments	18			769
Total mortgages, notes and loans payable	$1,637,430	4.17%	(2)	$1,584,499	4.64%	(2)

Explanatory Notes:
(1) A swap will be effective on a loan beginning January 1, 2016, which fixes the interest rate.
(2) Total mortgages, notes and loan payable weighted average interest rates excludes market rate adjustments.

Hedging Instruments

The table below presents the fair value of our derivative financial instruments as well as their classification on our Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014:

Instrument Type	Location in consolidated balance sheets	Notional Amount	Designated Benchmark Interest Rate	Strike Rate	Fair Value at September 30, 2015	Fair Value at December 31, 2014	Maturity Date
Derivative not designated as hedging instruments		(dollars in thousands)
Interest Rate Cap	Prepaid expenses and other assets, net	$66,500	One-month LIBOR	4.5%	$—	$1	May 2016
Derivatives designated as hedging instruments
Pay fixed / receive variable rate swaps	Accounts payable and accrued expenses, net	173,250	One-month LIBOR	Various	(1,808)	(482)	Various

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

The table below describes our current redevelopment projects, which have commenced (dollars in thousands):

Property	Description	Total Project Square Feet	Total Estimated Project Cost	Cost as of September 30, 2015

Newpark Mall Newark, CA	140,000 SF of new entertainment space, including AMC Theater and a two level restaurant pavilion with patio seating.	175,000	$55,900(1)	$41,999

Gateway Mall Springfield, OR	De-mall and construct new exterior facing junior boxes including Marshall's, Hobby Lobby, Petco and new outparcels.	288,000	$45,200	$29,620

Southland Center Taylor, MI	Demolish vacant anchor and construct new 50,000 SF Cinemark Theater and restaurant collection.	62,000	$15,300	$2,753

Southland Mall Hayward, CA	Redevelop former Kohl's anchor for new Dick's Sporting Goods, convert inline space to new Cinemark Theater, junior boxes and full service and fast casual restaurants.	243,000	$44,400	$5,341

Spring Hill Mall West Dundee, IL	Replace former jcpenney anchor and inline space with new 37,000 SF Cinemark Theater, street scape, multi-tenant buildings and restaurant collection.	93,000	$19,716(2)	$3,945
Explanatory Note:
(1) After deducting the benefit of the net present value of municipal incentive currently estimated at $9.6 million.
(2) After deducting the benefit of the net present value of municipal incentive currently estimated at $5.9 million.

Operating Property Capital Expenditures

The table below describes our current operating property capital expenditures for the three and nine months ended September 30, 2015 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2015
Ordinary capital expenditures (1)	$635	$1,875
Cosmetic capital expenditures	2,214	8,920
Tenant improvements and allowances (2)	6,601	14,703
Total	$9,450	$25,498

Explanatory Notes:
(1) Includes non-tenant recurring and non-recurring capital expenditures.
(2) Includes tenant improvements and allowances on current operating properties, excluding anchors and strategic projects.

Summary of Cash Flows
Nine Months Ended September 30, 2015 compared to the Nine Months Ended September 30, 2014
Cash Flows from Operating Activities
Net cash provided by operating activities was $62.2 million for the nine months ended September 30, 2015 compared to $63.0 million for the nine months ended September 30, 2014. The increase in cash provided by operating activities was primarily the result of improved working capital in comparison to the same period in the prior year.
Cash Flows from Investing Activities
Net cash used in investing activities was $161.9 million for the nine months ended September 30, 2015, compared to net cash used in investing activities of $189.5 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, cash of $90.2 million was generated by the sale of The Shoppes at Knollwood Mall which was used to purchase Mt. Shasta Mall and fund the continued redevelopment of existing properties. Also, Fig Garden Village was purchased during the nine months ended September 30, 2015 for $106.1 million. For the nine months ended September 30, 2014, $47.7 million was used in the redevelopment of properties and $19.4 million was used to purchase Bel Air Mall. Additionally, $10.0 million was invested in a demand deposit with an affiliate during the nine months ended September 30, 2014.
Cash Flows from Financing Activities
Net cash provided by financing activities was $91.7 million for the nine months ended September 30, 2015, compared to $133.6 million provided by financing activities for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, cash was used to repay the mortgage debt on Grand Traverse, The Shoppes at Knollwood Mall and Washington Park Mall along with $137.5 million used to repay draws on the 2013 Revolver. Partially offsetting the use of cash were proceeds from the financing of Mt. Shasta Mall of $31.9 million, proceeds from the financing of Fig Garden Village of $74.2 million, proceeds from the refinancing of NewPark Mall of $114.3 million and draws on the 2013 Revolver of $195.5 million. For the nine months ended September 30, 2014, net cash was primarily provided by $150.7 million in net proceeds received from our common stock offering in January 2014. The net proceeds from this offering were offset by a $58.0 million repayment on the 2013 Revolver and $37.9 million in loan repayments during the nine months ended September 30, 2014.
Contractual Cash Obligations and Commitments
The following table aggregates our contractual cash obligations and commitments as of September 30, 2015:

	2015	2016	2017	2018	2019	Thereafter	Total
	(in thousands)
Long-term debt-principal(1)	$152,446	$264,785	$77,793	$468,529	$12,292	$661,567	$1,637,412
Interest payments(2)	20,509	49,849	42,530	40,082	29,982	112,173	295,125
Operating lease obligations	353	1,424	1,493	1,505	1,426	2,230	8,431
Total	$173,308	$316,058	$121,816	$510,116	$43,700	$775,970	$1,940,968

Explanatory Notes:

(1) Excludes $0.02 million of non-cash market rate adjustments on debt.
(2) Based on rates as of September 30, 2015. Variable rates are based on 30 day LIBOR rate of 0.19% and 90 day LIBOR rate of 0.33%.
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
REIT Requirements
In order to maintain our qualification as a REIT for U.S federal income tax purposes, among other requirements, we must distribute or pay tax on 100% of our capital gains and we must distribute at least 90% of our ordinary taxable income to stockholders. To avoid current entity level U.S. federal income taxes, we plan to distribute 100% of our capital gains and ordinary income to our stockholders annually. We may not have sufficient liquidity to meet these distribution requirements. We have no present intention to pay any dividends on our common stock in the future other than in order to maintain our REIT status. Our Board of Directors may decide to pay dividends in the form of cash, common stock or a combination of cash and common stock.
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
Critical Accounting Policies
Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. Our critical accounting policies are discussed in our Annual Report and have not changed as of September 30, 2015.

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
Because NOI and Core NOI exclude general and administrative expense, interest expense, depreciation and amortization, impairment, other, reorganization items, strategic initiatives, provision for income taxes, gain (loss) on extinguishment of debt, gain (loss) on sale of real estate assets, straight-line rent, above and below-market tenant leases, and above and below-market ground leases, we believe that NOI and Core NOI provide performance measures that, when compared year over year, reflect the revenues and expenses directly associated with owning and operating regional shopping malls and the impact on operations from trends in occupancy rates, rental rates and operating costs. These measures thereby provide an operating perspective not immediately apparent from GAAP operating income (loss) or net income (loss). We use NOI and Core NOI to evaluate our operating performance on a property-by-property basis because NOI and Core NOI allow us to evaluate the impact that factors such as lease structure, lease rates and tenant base, which vary by property, have on our operating results, gross margins and investment returns. Same Property Core NOI is presented to exclude termination income, the periodic effects of acquisitions of new properties, reductions in ownership as a result of sales or other transactions, certain properties undergoing redevelopment with significant disruption and assets that are considered special consideration.
In addition, management believes that NOI, Core NOI and Same Property Core NOI provide useful information to the investment community about our operating performance. However, due to the exclusions noted above, NOI and Core NOI should only be used as supplemental measures of our financial performance and not as an alternative to GAAP operating income (loss) or net income (loss). For reference, and as an aid in understanding management's computation of NOI and Core NOI, a reconciliation from the consolidated net income (loss) attributable to Rouse Properties Inc as computed in accordance with GAAP to NOI and Core NOI (including Same Property portfolio Core NOI and Same Property portfolio Core NOI, as adjusted) is presented below:

	For the three months ended September 30,
	2015			2014
	Consolidated	Non- Controlling Interest	Attributable to Rouse Properties Inc	Consolidated	Non- Controlling Interest	Attributable to Rouse Properties Inc
	(In thousands)
Net loss	$(1,412)	$110	$(1,302)	$(26,372)	$(194)	$(26,566)
Gain (loss) on extinguishment of debt	67	—	67	—	—	—
Provision for income taxes	82	—	82	136	—	136
Interest expense	18,110	(365)	17,745	26,592	(78)	26,514
Interest income	(4)	—	(4)	(34)	—	(34)
Other	1,254	—	1,254	1,371	—	1,371
Provision for impairment	—	—	—	10,665	—	10,665
Depreciation and amortization	22,856	(650)	22,206	27,130	(98)	27,032
General and administrative	6,327	—	6,327	6,132	—	6,132
NOI	$47,280	$(905)	$46,375	$45,620	$(370)	$45,250
Above and below market ground rent expense, net	39	—	39	39	—	39
Above and below market tenant leases, net	1,252	47	1,299	2,433	—	2,433
Amortization of tenant inducements	89	—	89	11	—	11
Amortization of straight line rent	(422)	14	(408)	(97)	—	(97)
Core NOI	$48,238	$(844)	$47,394	$48,006	$(370)	$47,636
Non Same Property assets (1)	(10,530)	—	(10,530)	(10,406)	—	(10,406)
Termination income	(187)	—	(187)	(901)	—	(901)
Same Property Core NOI (2)	$37,521	$(844)	$36,677	$36,699	$(370)	$36,329

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

(2) Same Property Core NOI includes legacy litigation expenses for the three months ended September 30, 2015 and 2014 of $0.01 million and $0.07 million, respectively.

	For the nine months ended September 30,
	2015			2014
	Consolidated	Non- Controlling Interest	Attributable to Rouse Properties Inc	Consolidated	Non- Controlling Interest	Attributable to Rouse Properties Inc
	(In thousands)
Net income (loss)	$42,318	$100	$42,418	$(38,971)	$(194)	$(39,165)
Gain on extinguishment of debt	(26,827)	—	(26,827)	—	—	—
Gain on sale of real estate assets	(32,496)	—	(32,496)	—	—	—
Provision for income taxes	509	—	509	383	—	383
Interest expense	54,745	(1,083)	53,662	63,239	(78)	63,161
Interest income	(18)	—	(18)	(310)	—	(310)
Other	5,205	—	5,205	2,631	—	2,631
Provision for impairment	2,900	—	2,900	10,665	—	10,665
Depreciation and amortization	72,719	(1,842)	70,877	71,593	(98)	71,495
General and administrative	19,685	—	19,685	18,613	—	18,613
NOI	$138,740	$(2,825)	$135,915	$127,843	$(370)	$127,473
Above and below market ground rent expense, net	116	—	116	106	—	106
Above and below market tenant leases, net	5,434	36	5,470	9,829	—	9,829
Amortization of tenant inducements	107	—	107	21	—	21
Amortization of straight line rent	(744)	42	(702)	(1,184)	—	(1,184)
Core NOI	$143,653	$(2,747)	$140,906	$136,615	$(370)	$136,245
Non Same Property assets (1)	(30,672)	—	(30,672)	(27,592)	—	(27,592)
Termination income	(775)	49	(726)	(1,356)	—	(1,356)
Same Property Core NOI (2)	$112,206	$(2,698)	$109,508	$107,667	$(370)	$107,297

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

(2)Same Property Core NOI includes legacy litigation expenses for the nine months ended September 30, 2015 and 2014 of $0.05 million and $0.9 million, respectively.

Funds from Operations and Core Funds from Operations
Consistent with real estate industry and investment community practices, we use FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), as a supplemental measure of our operating performance. NAREIT defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains and losses on the sales of and impairment write-downs on depreciable real estate, gains or losses from cumulative effects of accounting changes, and extraordinary items, plus real estate related depreciation and amortization. We also include Core FFO as a supplemental measurement of operating performance. We define Core FFO as FFO excluding straight-line rent, amortization of tenant inducements, amortization of above- and below-market tenant leases, amortization of above- and below-market ground rent expense, reorganization items, amortization of deferred financing costs, mark-to-market adjustments on debt, write-off of market rate adjustments on debt, write-off of deferred financing costs, debt extinguishment costs, provision for income taxes, gain (loss) on extinguishment of debt, gain (loss) on sale of real estate assets and other expense. We also adjust for the portion of consolidated net income (loss) applicable to non-controlling interests of joint venture partners to reflect FFO attributable to the Company’s common shareholders. Other real estate companies may use different methodologies for calculating FFO and Core FFO and, accordingly, our FFO and Core FFO may not be comparable to other real estate companies.

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
For reference, and as an aid in understanding management's computation of FFO and Core FFO, a reconciliation from the consolidated net income (loss) as computed in accordance with GAAP to FFO attributable to the Company’s common shareholders and Core FFO attributable to the Company’s common shareholders is presented below:

	For the three months ended September 30,
	2015			2014
	Consolidated	Non- Controlling Interest	Attributable to Rouse Properties Inc	Consolidated	Non- Controlling Interest	Attributable to Rouse Properties Inc
	(In thousands)
Net loss	$(1,412)	$110	$(1,302)	$(26,372)	$(194)	$(26,566)
Depreciation and amortization	22,856	(650)	22,206	27,130	(98)	27,032
Provision for impairment	—	—	—	10,665	—	10,665
Gain (loss) on extinguishment of debt	67	—	67	—	—	—
FFO	$21,511	$(540)	$20,971	$11,423	$(292)	$11,131
Provision for income taxes	82	—	82	136	—	136
Interest expense:
Amortization and write-off of market rate adjustments	(272)	—	(272)	7,129	—	7,129
Amortization and write-off of deferred financing costs	1,750	—	1,750	1,267	—	1,267
Debt extinguishment costs	—	—	—	259	—	259
Amortization of straight line rent for corporate and regional offices	5	—	5	35	—	35
Other	1,254	—	1,254	1,371	—	1,371
Above and below market ground rent expense, net	39	—	39	39	—	39
Above and below market tenant leases, net	1,252	47	1,299	2,433	—	2,433
Amortization of tenant inducements	89	—	89	11	—	11
Amortization of straight line rent	(422)	14	(408)	(97)	—	(97)
Core FFO	$25,288	$(479)	$24,809	$24,006	$(292)	$23,714

	For the nine months ended September 30,
	2015			2014
	Consolidated	Non- Controlling Interest	Attributable to Rouse Properties Inc	Consolidated	Non- Controlling Interest	Attributable to Rouse Properties Inc
	(In thousands)
Net income (loss)	$42,318	$100	$42,418	$(38,971)	$(194)	$(39,165)
Depreciation and amortization	72,719	(1,842)	70,877	71,593	(98)	71,495
Provision for impairment	2,900	—	2,900	10,665	—	10,665
Gain on extinguishment of debt	(26,827)	—	(26,827)	—	—	—
Gain on sale of real estate assets	(32,496)	—	(32,496)	—	—	—
FFO	$58,614	$(1,742)	$56,872	$43,287	$(292)	$42,995
Provision for income taxes	509	—	509	383	—	383
Interest expense:
Amortization and write-off of market rate adjustments	(516)	—	(516)	9,015	—	9,015
Amortization and write-off of deferred financing costs	3,400	—	3,400	3,420	—	3,420
Debt extinguishment costs	—	—	—	259	—	259
Amortization of straight line rent for corporate and regional offices	14	—	14	56	—	56
Other	5,205	—	5,205	2,631	—	2,631
Above and below market ground rent expense, net	116	—	116	106	—	106
Above and below market tenant leases, net	5,434	36	5,470	9,829	—	9,829
Amortization of tenant inducements	107	—	107	21	—	21
Amortization of straight line rent	(744)	42	(702)	(1,184)	—	(1,184)
Core FFO	$72,139	$(1,664)	$70,475	$67,823	$(292)	$67,531

ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risks described in our Annual Report.

ITEM 4      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended September 30, 2015. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2015 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Securities
There were no unregistered sales of equity securities during the three months ended September 30, 2015.
Issuer Purchases of Equity Securities
There were no issuer purchases of equity securities during the three months ended September 30, 2015.

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

101
The following financial information from Rouse Properties, Inc.’s. Quarterly Report on Form 10-Q for the three months ended September 30, 2015 has been filed with the SEC on November 2, 2015, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations and Comprehensive Income (Loss), (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of September 30, 2015.  The registrant agrees to furnish a copy of such agreements to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROUSE PROPERTIES, INC.
(Registrant)

Date:	November 2, 2015	By:	/s/ John Wain
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

101
The following financial information from Rouse Properties, Inc’s Quarterly Report on Form 10-Q for the three months ended September 30, 2015 has been filed with the SEC on November 2, 2015, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations and Comprehensive Income (Loss), (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.