Form 10-K
period 2015-12-31
Rouse Properties, Inc.
filed 2016-03-08
CIK 1528558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

The aggregate market value of shares of common stock held by non-affiliates of the Registrant was approximately $616.8 million based on the closing sale price of the New York Stock Exchange for such stock on June 30, 2015.

The number of shares of common stock, $0.01 par value, outstanding on February 26, 2016 was 57,855,034.

Documents Incorporated By Reference

Document	Parts Into Which Incorporated
Definitive Proxy Statement for 2016 Annual Meeting of Stockholders or Annual Report on Form 10-K/A	Part III

ROUSE PROPERTIES, INC
Annual Report on Form 10-K
December 31, 2015

     CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this "Annual Report") contains certain forward-looking statements, including, without limitation, statements concerning our operations, economic performance and financial condition. Forward-looking statements give our current expectations relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to current or historical facts. These statements may include words such as "anticipate," "estimate," "expect," "project," "forecast," "plan," "intend," "believe," "may," "should," "would," "could," "likely," and other words of similar expression. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.
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

PART I

ITEM 1. BUSINESS

Throughout this Annual Report, references to the "Company," "Rouse Properties," "Rouse," "we", "us", and "our" refer to Rouse Properties, Inc. and its consolidated subsidiaries, unless the context requires otherwise. Rouse Properties, a Delaware corporation, was organized in August 2011 and became a separate public company when we were spun-off from General Growth Properties, Inc. ("GGP") on January12, 2012.

As of December 31, 2015, our portfolio consisted of 36 malls and retail centers in 21 states totaling over 24.9 million square feet of retail space. We believe many of these malls function as town centers and are predominately located in markets or sub-markets that contain no other enclosed malls and have a high penetration of the trade area. In addition, our portfolio includes regional malls that we believe have significant growth potential through lease-up, repositioning and/or redevelopment. Some properties may require re-tenanting and re-constitution of the merchandising mix in order to provide new and relevant shopping and entertainment opportunities for the consumer.

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
Our malls are anchored by operators across the retail spectrum, including department stores such as Dick's Sporting Goods, TJ Maxx, Ross Stores, Macy's, Dillard's, Belk, JCPenney, Sears and Target; mall shop tenants like Victoria's Secret, Bath & Body Works, H&M, Forever 21, Francesca's, Chico's, Foot Locker, Maurice's, Justice and Ulta; restaurants ranging from food court leaders like Chick-fil-A and Panda Express to fast-casual chains like Chipotle, Panera Bread and Starbucks and high volume sit down restaurants such as BJ's Restaurant, Olive Garden, Red Lobster and Buffalo Wild Wings; movie theaters like Cinemark, AMC and Regal. The tenant mix within our property portfolio is also balanced, with no single tenant representing more than 5% of our total revenue in 2015.
We elected to be treated as a REIT beginning with the filing of our federal income tax return for the 2011 taxable year. Subject to our ability to meet the requirements of a REIT, we intend to maintain this status in future periods.

For the year ended December 31, 2015, we generated net income, operating income, NOI, Core NOI, FFO, and Core FFO of $40.7 million, $52.3 million, $191.7 million, $197.3 million, $87.8 million and $104.0 million, respectively. See "Selected Financial Data" for a discussion of our use of NOI, Core NOI, FFO, and Core FFO, which are non-GAAP financial measures, and for reconciliations of net income (loss) to NOI and Core NOI and net income (loss) to FFO and Core FFO.

A more detailed summary of our portfolio is presented under "Properties."

On January 16, 2016, our Board of Directors received a written, unsolicited, non-binding proposal from Brookfield Asset Management Inc. (“Brookfield Asset Management” and, together with its affiliates, “Brookfield”) on behalf of a real estate fund managed by Brookfield Asset Management, to acquire all the outstanding shares of our common stock, other than those shares currently held by Brookfield, collectively the beneficial owners of approximately 33.5% of our outstanding shares of common stock, for a purchase price of $17.00 per share in cash. Our Board of Directors established a special committee of the Board (the “Special Committee”), comprised of all of the directors of the Board, other than those directors who are also representatives of Brookfield, to, among other matters, evaluate and negotiate the Brookfield proposal, solicit other proposals and/or evaluate alternatives to the Brookfield proposal, as determined by the Special Committee in its sole discretion.
On February 25, 2016, we entered into a definitive merger agreement to be acquired by affiliates of Brookfield Asset Management for $18.25 per share in an all-cash transaction, a portion of which may be paid out as a special dividend.   Under the terms of the merger agreement, Brookfield will acquire all of the outstanding shares of our common stock, other than those shares currently held by Brookfield Property Partners L.P. and its affiliates, in a transaction valued at approximately $2.8 billion, including our indebtedness. The merger agreement prohibits the payment of any further dividends by us, other than as necessary to maintain our REIT status and a closing dividend as part of the $18.25 per share consideration payable in the transaction.  The purchase price represents a premium of approximately 35% over our closing stock price on January 15, 2016, the last trading day prior to Brookfield’s announcement of the proposal to acquire us. The Special Committee unanimously approved the merger agreement.

Completion of the transaction is expected to occur in the third quarter of 2016, and is contingent upon customary closing conditions, including the approval of the holders of a majority of the outstanding shares of our common stock and a majority of the outstanding shares of our common stock not currently held by Brookfield Property Partners L.P. and its affiliates. Brookfield Property Partners L.P. and its affiliates have agreed to vote in favor of the transaction. The transaction is not subject to a financing contingency.
Reference is made to our Current Report on Form 8-K filed on February 29, 2016 for a summary of the material terms of the merger agreement and other related agreements, which summary is incorporated herein by reference. Please also review Item 1A. Risk Factors —“Risks Related to Brookfield’s Proposed Acquisition of Our Company—There are risks and uncertainties as a result of Brookfield’s proposed acquisition of us” in this Annual Report for a discussion of certain risks relating to the transaction.

Competitive Strengths

We believe that we will continue to distinguish ourselves through the following competitive strengths:

        Size and Geographic Scope. We have a nationally diversified mall portfolio consisting of 36 properties located in 21 states, with over 24.9 million square feet of retail space (7.3 million square feet of which is owned by anchor tenants). Our portfolio was 90.9% leased excluding anchors (95.7% leased including anchors) and 88.5% occupied excluding anchors as of December 31, 2015. The average distance between our malls and the nearest, competitive, enclosed mall is approximately 49 miles.

       Strategic Relationships with Tenants.    Our operations are national in scope and we have relationships with a wide range of tenants, which include department stores, junior anchors, movie theaters, national in-line tenants and local retailers. We believe that these relationships provide us with a competitive advantage in many of our markets.

As of December 31, 2015, our tenants that generate revenues equal to or exceeding 1.5% of our aggregate revenues are as follows:

Tenant	% of Aggregate Revenues
L Brands, Inc.	4.3%
Foot Locker, Inc.	3.5%
Signet Jewelers Limited	3.3%
JCPenney Company, Inc.	2.6%
Cinemark USA, Inc.	2.1%
Sears Holdings Corporation	2.0%
American Eagle Outfitters, Inc.	1.7%
Genesco Inc.	1.7%
Ascena Retail Group, Inc.	1.7%
Macy's, Inc.	1.7%
Luxottica Retail North America Inc.	1.5%

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

•
Brian Harper, our Chief Operating Officer. Mr. Harper has served as our Chief Operating Officer since April 22, 2015 and previously held the position of Executive Vice President of Leasing since January 12, 2012. Mr. Harper previously served as Senior Vice President of Leasing for GGP, where he was employed for over five years. While there, Mr. Harper oversaw all of the leasing efforts for a multi-state portfolio. He also was one of the original key members of our formation within GGP. Mr. Harper has over 16 years of experience in the retail real estate industry, including working with ground up development, asset repositions, distressed real estate and leasing.

•
John Wain, our Chief Financial Officer. Mr. Wain has served as our Chief Financial Officer since October 3, 2012. Mr. Wain previously held the position of Managing Director and Head of Real Estate Americas at Credit Agricole Corporate and Investment Bank, where he was employed for eight years. At Credit Agricole, Mr. Wain was responsible for its U.S. real estate lending business and focused extensively on structuring and negotiating secured and unsecured corporate real estate facilities and property-level loans for public REITs. Mr. Wain has over 27 years of experience in the real estate and banking industries.

•
Susan Elman, our Executive Vice President and General Counsel. Ms. Elman has served as our Executive Vice President, General Counsel and Secretary since April 5, 2012. Ms. Elman previously served as Senior Vice President and Deputy General Counsel at Forest City Ratner Companies, where she was employed for over 15 years. Ms. Elman has over 27 years of experience in the real estate industry and was responsible for the legal aspects of many complex real estate transactions at Forest City Ratner Companies.

Favorable Economic and Industry Trends. We believe that we are positioned to benefit from positive economic and demographic trends in our markets, including anticipated growth in the number of households and household income in our markets and historically greater declines in unemployment in our markets as compared to the U.S. overall.
Track Record of Improving Occupancy Levels and Leasing. As of December 31, 2015, we have signed 8.9 million square feet of total in-line leases since we became a separate stand alone public company in January 2012. From that time, our portfolio's leased percentage increased from 87.7% to 90.9% excluding anchors (95.7% leased including anchors) as of December 31, 2015. During that same period, we have significantly increased the portion of our portfolio leased by permanent tenants by an additional 7.1% to 81.0%.
As of December 31, 2015, we have entered into new leases for over 1.1 million square feet of space, which is signed but not yet opened, representing approximately $15.2 million in incremental annual rent scheduled to commence throughout 2016 and 2017. The actual commencement of the payment of rent under certain of these leases is subject to the completion of the build-out of space and retailers' opening schedules.
We have also been successful at leasing anchor space. Since formation, we have leased 12 vacant anchor stores as of December 31, 2015. Replacement tenants include Regal Cinemas, Cinemark, Sports Authority, Sportsman's Warehouse, AMC, Bon-Ton and Dunham's Sports.
Platform for Attractive External Growth. We have closed approximately $1.1 billion of acquisitions since we became a separate public company in January 2012. Our completed acquisitions have included opportunistic and strategic purchases of ten malls and retail centers, nine of which are 100% owned and one joint venture in which we own a 52.8% controlling interest, as well as six anchor boxes. We target assets where we believe we are exposed to limited downside and significant growth opportunities by applying our national platform and expertise to improve retailer quality and composition, occupancy levels, NOI and sales productivity metrics.

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

External Growth through Opportunistic and Strategic Acquisitions.    We intend to continue to target retail assets that we believe can provide significant growth opportunities given our expertise in improving retailer quality and composition, occupancy levels, NOI and sales productivity metrics, but have limited downside due to their location in protected markets.

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

Focus on Improvement of Key Leasing Metrics.    As of December 31, 2015, our portfolio sales per square foot were $345 and percentage leased and percentage occupied were approximately 90.9% (95.7% leased including anchors) and 88.5%, respectively. Our leasing team employs a decentralized approach, with focused leasing strategies individually tailored to each asset.

Transactions

        During 2015, we successfully completed transactions promoting our long-term strategy as a mall and retail center owner and operator:

Acquisitions

•
Acquired Mt. Shasta Mall located in Redding, CA for a total purchase price of approximately $49.0 million, net of closing costs and adjustments. In conjunction with the closing of this transaction, we closed on a new $31.9 million non-recourse mortgage loan that bears interest at 4.19%, matures in March 2025, is interest only for the first three years and amortizes over 30 years thereafter;

•
Acquired Fig Garden Village located in Fresno, CA for a total purchase price of approximately $106.1 million, net of closing costs and adjustments. In conjunction with the closing of this transaction, we closed on a new $74.2 million non-recourse mortgage loan that bears interest at 4.14%, matures in June 2025, is interest only for the first five years and amortizes over 30 years thereafter; and

•
Acquired The Shoppes at Carlsbad located in Carlsbad, CA for a total purchase price of approximately $170.0 million, net of closing costs and adjustments. In conjunction with the closing of this transaction, Rouse Properties, L.P., our operating partnership (the "Operating Partnership"), issued $140.0 million of its Series A Preferred Units of limited partnership interest (the "Series A Preferred Units") to the seller. Distributions on the Series A Preferred Units accumulate at an annual rate of 5% and are payable quarterly. The Series A Preferred Units may be redeemed by us after three years (subject to certain tax protection payments if we redeem the Series A Preferred Units prior to 2022) and by the holder after ten years, in either case at par plus accumulated and unpaid distributions and in the form of cash or common units of limited partnership interest ("Common Units") of the Operating Partnership, as determined by us. For further detail see Note 10 to our Consolidated Financial Statements.

Refinancings

•
Exercised a portion of the "accordion feature" on our 2013 Senior Facility (as defined below), increasing the 2013 Term Loan (as defined below) from $260.0 million to $285.0 million and increasing the availability on the 2013 Revolver (as defined below) from $285.0 million to $310.0 million.

•
Refinanced the mortgage loan associated with NewPark Mall for $135.0 million, with an initial funding of $114.3 million. The loan provides for an additional funding of up to $20.8 million upon achieving certain conditions. The loan bears interest at a floating rate of LIBOR (30 day) plus 210 basis points, has an initial maturity of September 2018 with a one year extension option. The loan is interest only during the first three years and amortizes over 30 years thereafter. An interest rate swap became effective on this loan beginning January 1, 2016, which fixed the interest rate at 3.26%, through September 2018. This loan replaced a $64.7 million non-recourse mortgage loan which had a floating rate of LIBOR (30 day) plus 235 basis points.

•
Refinanced the mortgage loan associated with Greenville Mall with a new non-recourse mortgage loan for $45.5 million, which bears interest at a fixed rate of 4.46%, matures in November 2025, and amortizes over 30 years. This loan replaced a $40.2 million non-recourse mortgage loan which had a fixed interest rate of 5.29%.

•
Refinanced the loan associated with The Shoppes at Bel Air with a new non-recourse mortgage loan for $120.0 million. The initial funding of $110.5 million was used to retire the outstanding mortgage loan of $109.5 million, which had a fixed interest rate of 5.30%. The loan provides for an additional subsequent funding of $9.5 million upon achieving certain conditions. The loan has an initial maturity of November 2018 and a one year extension option. The loan bears interest at a floating rate of LIBOR (30 day) plus 235 basis points and is interest only for the first two years. We entered into an interest rate swap on this loan commencing in January 2016, which fixed the interest rate at 3.34% through November 2018.

•
Removed The Shoppes at Gateway from the 2013 Senior Facility collateral pool and placed a new $75.0 million non-recourse mortgage loan on the property. The loan bears interest at a floating rate of LIBOR (30 day) plus 220 basis points, has an initial maturity of January 2020 with a one year extension option and is interest only for the first four years. We entered into an interest rate swap on the loan which fixed the interest rate at 3.64% through January 2020. In connection with the removal of The Shoppes at Gateway from the 2013 Senior Facility, The Shoppes at Carlsbad was added to the 2013 Senior Facility collateral pool with no change to the outstanding 2013 Senior Facility balance.

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

Environmental

Under various federal, state or local laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances released at a property and may be held liable to third parties for bodily injury or property damage (investigation and/or clean-up costs) incurred by the parties in connection with the contamination. These laws often impose liability without regard to whether the owner or operator knew of or otherwise caused the release of the hazardous or toxic substances. In addition, persons who arrange for the disposal or treatment of hazardous substances or other regulated materials may be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person. The costs of remediation or removal of such substances may be substantial and the presence of contamination or the failure to remediate contamination discovered at our properties may adversely affect our ability to sell, lease or borrow with respect to the real estate. The operations of current and former tenants at our properties have involved, or may have involved, the use of hazardous materials or generated hazardous wastes. The release of such hazardous materials and wastes could result in our incurring liabilities to remediate any resulting contamination if the responsible party is unable or unwilling to do so. In addition, our properties may be exposed to the risk of contamination originating from other sources. While a property owner generally is not responsible for remediating contamination that has migrated on-site from an off-site source, the contaminant's presence can have adverse effects on operations and redevelopment of our properties. Environmental laws also may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which that property may be used or how businesses may be operated on that property. Our properties have been subjected to varying degrees of environmental assessment at various times; however, the identification of new areas of contamination, a change in the extent or known scope of contamination or changes in cleanup requirements could result in significant costs to us.

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

Employees

As of February 26, 2016, we had approximately 332 employees.

Insurance

We have comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to our portfolio of retail properties. Our management believes that such insurance provides adequate coverage.

Qualification as a Real Estate Investment Trust and Taxability of Distributions

Rouse Properties elected to be qualified as a REIT. As a REIT, we are not subject to federal income tax on our real estate investment trust taxable income so long as, among other requirements, certain distribution requirements are met with respect to such income. See "Item 1A. Risk Factors—Risks Related to our Status as a REIT".

Segment Disclosure

Refer to our discussion on segment disclosure in Note 1 to our Consolidated Financial Statements included elsewhere in this Annual Report.

Investor Information

Our website address is www.rouseproperties.com. Our Securities and Exchange Commission ("SEC") filings and amendments thereto filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), including our annual, quarterly, and current reports on Forms 10-K, 10-Q, and 8-K, respectively, and our proxy statements, are available or may be accessed free of charge through the "Investors" section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our website and included or linked information on the website are not intended to be incorporated into this Annual Report. Additionally, the public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549, and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be accessed at www.sec.gov.

ITEM 1A.    RISK FACTORS

You should carefully consider the risks described below in addition to all other information provided to you in this Annual Report. Any of the following risks could materially and adversely affect our business, financial condition, results of operations and prospects.
Risks Related to Brookfield’s Proposed Acquisition of our Company
There are risks and uncertainties as a result of Brookfield’s proposed acquisition of us.
As described above, on February 25, 2016, we entered into a definitive merger agreement to be acquired by affiliates of Brookfield Asset Management for $18.25 per share in an all-cash transaction.  Under the terms of the merger agreement, Brookfield will acquire all of the outstanding shares of our common stock, other than those shares currently held by Brookfield Property Partners L.P. and its affiliates, in a transaction valued at approximately $2.8 billion, including our indebtedness. The merger agreement prohibits the payment of any further dividends by us, other than as necessary to maintain our REIT status and a closing dividend as part of the $18.25 per share consideration payable in the transaction.  The Special Committee of our Board of Directors unanimously approved the merger agreement. Completion of the transaction is expected to occur in the third quarter of 2016, and is contingent upon customary closing conditions, including the approval of the holders of a majority of the outstanding shares of our common stock and a majority of the outstanding shares of our common stock not currently held by Brookfield Property Partners L.P. and its affiliates.
There are a number of risks and uncertainties relating to Brookfield’s proposed acquisition of us. For example, the proposed acquisition may not be consummated in the timeframe or manner currently anticipated or may not be consummated at all, as a result of several factors, including, among other things, the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement, including a termination under circumstances that would require us to pay a termination fee, as described below. In addition, there can be no assurance that the approval by the holders of a majority of the outstanding shares of our common stock or a majority of the outstanding shares of our common stock not currently held by Brookfield Property Partners L.P. and its affiliates will be obtained, that the other conditions to closing will be satisfied or waived or that other events will not intervene to delay or result in the termination of the proposed acquisition. Further, Brookfield could default on its obligations under the merger agreement. Any delay in closing or a failure to close could materially and adversely affect our business and stock price as well as our relationships with our tenants, lenders, vendors, suppliers and employees.
Pending the closing of the proposed acquisition, the merger agreement restricts us from engaging in certain specified actions without Brookfield’s consent, and contains a “no-shop” provision in which we may not solicit any transaction that would result in the acquisition of more than 20% of us or our assets. (However, prior to receipt of the required stockholder approvals, we may consider any unsolicited, bona fide proposal that is or is reasonably likely to lead to a “Superior Proposal”, which is generally limited to those proposals for an acquisition of a majority of us or our assets that the Special Committee determines in good faith, after consultation with its financial advisor and outside legal counsel, is more favorable from a financial point of view to our stockholders than the Brookfield acquisition.) These provisions could prevent us from pursuing attractive business opportunities or more favorable alternative strategic transactions that may arise prior to the closing of the proposed acquisition.
In addition, pending the closing, the proposed acquisition could also cause disruptions to our business or business relationships, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

For example:

•	the attention of our management may be directed to transaction-related considerations and may be diverted from the day-to-day operations of our business;

•
our employees may experience uncertainty about their future roles with us, which might adversely affect our ability to retain and hire key personnel and other employees (notwithstanding our establishment in January 2016 of a Retention Plan for our named executive officers and certain other senior executives; see Note 19 to our Consolidated Financial Statements for more details regarding our Retention Plan); and

•
tenants, lenders, suppliers, vendors and other parties with which we maintain business relationships may experience uncertainty about our future and seek retail space elsewhere (in the case of tenants and prospect tenants;) or alternative relationships with third parties or seek to alter their business relationships with us.

If the merger agreement is terminated, depending on the circumstances giving rise to termination, we may be required to pay a termination fee of $40 million (net of any transaction expenses of Brookfield reimbursed by us, as described below). Specifically, we will be required to pay the termination fee if (i) we terminate the merger agreement and, substantially concurrently therewith, enter into a definitive agreement for a Superior Proposal, (ii) a “Triggering Event” occurs, which generally means that our Board of Directors or the Special Committee changes, withholds or fails to publicly affirm its recommendation that stockholders approve the Brookfield transactions, or we materially breach our “no-shop” obligations or obligations with respect to holding the stockholders meeting or (iii) (A) the merger agreement is terminated because the closing does not occur by October 31, 2016, the required stockholder approvals are not received or we materially breach the merger agreement, (B) following the date of the merger agreement, a competing acquisition proposal is publicly announced and not publicly withdrawn and (C) within 12 months following such termination of the merger agreement, a competing acquisition proposal is consummated or we enter into a definitive agreement for a competing acquisition proposal during such 12-month period, which is thereafter consummated. We and Brookfield will also be required to reimburse the other party’s transaction expenses if we or Brookfield, as applicable, materially breaches the merger agreement.
Moreover, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed acquisition, and most of these fees and costs may be payable by us even if the proposed acquisition is not consummated.
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
We may be unable to reposition or redevelop some of our properties, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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

There can be no assurance that our repositioning and redevelopment projects will have the desired results of attracting and retaining desirable tenants and increasing customer traffic. If repositioning or redevelopment projects are unsuccessful, our investments in those projects may not be fully recoverable from future operations, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
Economic and market conditions, especially in the retail sector, may have a material adverse effect on our business, financial condition, results of operations and prospects.
The retail sector is affected by a number of factors that are largely beyond our control but could decrease the income generated by our properties. These factors include, but are not limited to:

•
changes in national, regional and local economic climates, which may be negatively impacted by plant closings, industry slowdowns, increased unemployment, lack of availability of consumer credit, increased levels of consumer debt, poor housing market conditions, adverse weather conditions, natural disasters and other factors;

•	local real estate conditions, such as an oversupply of, or a reduction in demand for, retail space or retail goods, and the supply and creditworthiness of current and prospective tenants;

•	levels of consumer spending, consumer confidence and seasonal spending;

•	adverse changes in governmental regulations, such as local zoning and land use laws, environmental regulations or local tax structures;

•	perceptions by retailers of the safety, convenience and attractiveness of our properties;

•	the convenience and quality of competing retail properties and other retailing options, such as the Internet; and

•	increased operating costs, such as increases in repairs and maintenance, real estate taxes, utility rates and insurance premiums.

Sales at stores operating in our malls could be adversely affected as the result of one or more of these factors. Since we derive substantially all of our income from our retail tenants, a considerable decline in our tenants’ operations could have a material adverse effect on our business, financial condition, results of operations and prospects.
We may be unable to lease or re-lease space in our properties on favorable terms or at all, which could materially and adversely affect our business, financial condition, results of operations and prospects.
Our results of operations depend on our ability to strategically lease space in our properties, including re-leasing space in properties where leases are expiring, optimizing our tenant mix and leasing properties on more economically favorable terms. We are continually focused on our ability to lease properties and collect rents from tenants. If we are unable to lease or re-lease space in our properties to an appropriate mix of tenants at attractive rates or at all, our business, financial condition, results of operations and prospects could be materially and adversely affected.
Our tenants may be unable to pay minimum rents and expense recovery charges, which would have a material adverse effect on our business, financial condition, results of operations and prospects.
If the sales at stores operating in our malls decline, tenants might be unable to pay their existing minimum rents or expense recovery charges, since these rents and charges would represent a higher percentage of their sales. If our tenants' sales decline, new tenants would be less likely to be willing to pay minimum rents as high as they would otherwise pay. We may not be able to collect rents sufficient to meet our costs. Because substantially all of our income is derived from rentals of real property, our business, financial condition, results of operations and prospects would be materially and adversely affected if a significant number of tenants are unable to meet their obligations.
Certain co-tenancy provisions in our lease agreements may result in reduced rent payments, which could materially and adversely affect our business, financial condition, results of operations and prospects.
Some of our lease agreements include a co-tenancy provision which allows the mall tenant to pay a reduced rent amount and, in certain instances, terminate the lease, if we fail to maintain a certain number of anchor tenants or a certain occupancy level at the mall. In addition, certain of our tenants have the ability to terminate their leases with us prior to the lease expiration date if their sales do not meet agreed upon thresholds. Therefore, if occupancy, tenancy or sales fall below certain thresholds, rents we are entitled to receive from our retail tenants could be reduced and our ability to attract new tenants may be limited, which could materially and adversely affect our business, financial condition, results of operations and prospects.
The failure to fully recover cost reimbursements for common area maintenance, taxes and insurance from tenants could materially and adversely affect our business, financial condition, results of operations and prospects.
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
Our properties are also subject to the risk of increases in CAM and other operating expenses, which typically include real estate taxes, energy and other utility costs, repairs, maintenance and capital improvements to common areas, security, housekeeping, property and liability insurance and administrative costs. For example, municipalities might seek to raise real estate taxes paid by our property in their jurisdiction because of their strained budgets or for other reasons. If operating expenses increase, the availability of other comparable retail space in our specific geographic markets might limit our ability to pass these increases through to tenants, or, if we do pass all or a part of these increases on, might lead tenants to seek retail space elsewhere, which, in either case, could materially and adversely affect our business, financial condition, results of operations and prospects.
We rely on major tenants, making us vulnerable to changes in the business and financial condition of such tenants.
As of December 31, 2015, our tenants that generate revenues equal to or exceeding 1.5% of our aggregate revenues are as follows:

Tenant	% of Aggregate Revenues
L Brands, Inc.	4.3%
Foot Locker, Inc.	3.5%
Signet Jewelers Limited	3.3%
JCPenney Company, Inc.	2.6%
Cinemark USA, Inc.	2.1%
Sears Holdings Corporation	2.0%
American Eagle Outfitters, Inc.	1.7%
Genesco Inc.	1.7%
Ascena Retail Group, Inc.	1.7%
Macy's, Inc.	1.7%
Luxottica Retail North America Inc.	1.5%
The retail shopping sector is affected by economic conditions as well as the competitive nature of the retail business and the competition for market share where stronger retailers have out-positioned some of the weaker retailers. These shifts have forced some market share away from weaker retailers and required them, in some cases, to declare bankruptcy and/or close stores.

In the event of deterioration in the financial condition of our major tenants, we may be required to write-off and/or accelerate depreciation and amortization expense associated with a significant portion of the tenant-related deferred charges in future periods. Our income and ability to meet financial obligations could also be materially and adversely affected in the event of the bankruptcy, insolvency or significant downturn in the business of one of these tenants. In addition, our results could be materially and adversely affected if one or more of these tenants do not renew their leases as they expire.
The bankruptcy or store closures of anchor stores or national tenants may materially and adversely affect our business, financial condition, results of operations and prospects.
The income we generate depends in part on the ability of our anchor stores and national tenants to attract customers to our properties and generate traffic, which affects the property's ability to attract in-line tenants, and thus the revenue generated by the property. We also derive significant revenues from these tenants. In recent years, in connection with economic conditions and other changes in the retail industry, some anchor stores and national tenants have experienced decreases in operating performance. As a result, a number of retailers, including some of our tenants, have declared bankruptcy, voluntarily closed their stores or sought lease modifications to reduce their rents or expense recovery charges. Certain anchor stores or national tenants have engaged in restructuring transactions, including mergers, consolidations and dispositions. Any such restructuring transaction could involve withdrawal from certain geographic areas, such as secondary or tertiary trade areas where many of our properties are located, and closures or sales of stores operated by them. If an anchor store or national tenant were to close its stores at our properties, we may experience difficulty and delay and incur significant expense in replacing the tenant, as well as in leasing spaces in areas adjacent to the vacant space, at attractive rates, or at all. Additionally, anchor store or national tenant closures may result in decreased customer traffic, which could lead to decreased sales at the property. Moreover, store closures by an anchor store and/or a national tenant may allow other tenants to terminate, or modify the economic terms of, their leases at the property pursuant to co-tenancy provisions described above. As a result, the bankruptcy, insolvency, closure or general downturn in the business of an anchor store or national tenant, as well as requests from such tenants for significant rent relief or other lease concessions, could materially and adversely affect our business, financial condition, results of operations and prospects.
Our ability to change our portfolio is limited because real estate investments are relatively illiquid.
Equity real estate investments are relatively illiquid, which may limit our ability to strategically change our portfolio promptly in response to changes in economic, financial, investment or other conditions. The real estate market is affected by many factors, such as general economic conditions, availability of financing and other factors, including supply and demand for space, that are beyond our control. Moreover, there are some limitations under federal income tax laws applicable to REITs that limit our ability to sell assets. We cannot predict whether we will be able to sell any property for the price or on the terms we set or at all, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. The number of prospective buyers interested in purchasing malls is limited. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. In addition, economic and capital market conditions might make it more difficult for us to sell properties or might adversely affect the price we receive for properties that we do sell, as prospective buyers might experience increased costs of debt financing or other difficulties in obtaining debt financing.
In addition, significant expenditures associated with each equity investment, such as mortgage payments, real estate taxes and maintenance costs, generally are not reduced when circumstances cause a reduction in income from the investment. If income from a property declines while the related expenses do not decline, our income and cash available to us would be adversely affected. If it becomes necessary or desirable for us to dispose of one or more of our mortgaged properties, we might not be able to obtain a release of the lien on the mortgaged property without payment of the associated debt. The foreclosure of a mortgage on a property or inability to sell a property could adversely affect the level of cash available to us. These factors and any others that would impede our ability to respond to adverse changes in the performance of our properties could materially and adversely affect our business, financial condition, results of operations and prospects.
We operate in a competitive business.
There are numerous shopping facilities that compete with our properties in attracting retailers to lease space and many of our competitors operate on a much larger scale than we do. Our properties are generally regional malls in protected markets or submarkets and our ability to compete for certain tenants may be limited as a result. In addition, retailers at our properties face continued competition from retailers at other regional malls, outlet malls and other discount shopping malls, discount shopping clubs, full-line large format value retailers, catalog companies, and through Internet sales and telemarketing. Competition could materially and adversely affect our business, financial condition, results of operations and prospects.
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
We also compete with other major real estate investors with significant capital for attractive investment opportunities. These competitors include REITs, investment banking firms and private institutional investors. Competition for investment opportunities may result in increased purchase prices and may adversely affect our ability to make attractive investments on favorable terms, or at all.
Our ability to realize our strategies and capitalize on our competitive strengths are dependent on our ability to effectively operate a large portfolio of malls, maintain good relationships with our tenants and consumers, and remain well-capitalized, and our failure to do any of the foregoing could affect our ability to compete effectively in the markets in which we operate.
Our substantial indebtedness could have a material adverse effect on our business, financial condition, results of operations and prospects.
As of December 31, 2015, our total consolidated contractual debt, excluding non-cash debt market rate adjustments, was $1.71 billion, all of which was secured by our properties. As a result of our substantial debt, we are required to use a significant portion of our cash flows for our debt service requirements, which limits our ability to use those cash flows for our operations or other purposes, including to pay dividends. Additionally, any substantial decrease in our cash flows or increase in expenses could make it difficult for us to meet our debt service requirements or force us to modify our operations, which could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, our level of indebtedness could have other adverse consequences for us, including:

•	limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, execution of our business strategy or other purposes;

•
increasing our vulnerability to general adverse economic, market and industry conditions, including increases in interest rates, particularly given that certain of our indebtedness bears interest at variable rates;

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

If any of the foregoing occurs, our business, financial condition, results of operations and prospects could be materially and adversely affected.

The following table shows the scheduled maturities of mortgages, notes, and loans payable as of December 31, 2015 and for the next five years and thereafter (in thousands):

2016	$265,493
2017	69,814
2018	579,480
2019	13,109
2020	89,243
Thereafter	689,714
$1,706,853
Unamortized market rate adjustment	(340)
Total mortgages, notes and loans payable	$1,706,513
A deterioration of the capital and credit markets could materially and adversely affect our ability to access funds and the capital needed to refinance debt or obtain new debt.
We are significantly dependent upon external financing to fund the growth of our business and ensure that we meet our debt servicing requirements. Our access to financing depends on the willingness of lending institutions to grant credit to us and conditions in the capital markets in general. An economic recession may cause extreme volatility and disruption in the capital and credit markets. When markets are volatile, access to capital and credit markets could be disrupted over an extended period of time and many financial institutions may not have the available capital to meet their previous commitments. The failure of one or more significant participants to our 2013 Senior Facility to meet their funding commitments could have a material adverse effect on our business, financial condition, results of operations and prospects. This may make it difficult to obtain the financing we may need for future growth and/or to meet our debt service requirements as they mature. There can be no assurance as to whether we will be able to obtain debt in the future, or that the financing options available to us will be on favorable or acceptable terms.
If we are unable to comply with the covenants contained in our indebtedness, our business, financial condition, results of operations and prospects could be materially and adversely affected.
The 2013 Senior Facility contains representations and warranties, affirmative and negative covenants and default and cross-default provisions that are customary for such a real estate loan. In addition, the 2013 Senior Facility requires compliance with certain financial covenants, including borrowing base loan to value and debt yield, corporate maximum leverage ratio, minimum ratio of adjusted consolidated earnings before interest, tax, depreciation and amortization to fixed charges, minimum tangible net worth, minimum mortgaged property requirement, maximum unhedged variable rate debt and maximum recourse indebtedness. These covenants may restrict our ability to pursue certain business initiatives or certain transactions that might otherwise be advantageous to us. In addition, our ability to comply with these provisions might be affected by events beyond our control. Failure to comply with the covenants in the 2013 Senior Facility would result in a default thereunder and, absent a waiver or an amendment from our lenders, cause the acceleration of all outstanding borrowings under the 2013 Senior Facility and could result in the acceleration of other of our indebtedness, which could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, we have property level debt on two of our properties, which guarantor (Rouse Properties, L.P.), that contain minimum tangible net worth covenant calculations which could have a material adverse effect on our business.
We have a history of prior net losses and may not be profitable in the future.
Our historical consolidated financial data shows that we have a history of prior net losses, and we cannot assure you that we will achieve sustained profitability going forward. For the year ended December 31, 2015, we had GAAP net income of $40.7 million and for the years ended December 31, 2014 and 2013, we incurred GAAP net losses of $(51.7) million, and $(54.7) million, respectively. See "Selected Financial Data." If we do not improve our profitability or if we generate negative cash flow from operating activities, the trading value of our common stock may decline.
Our real estate assets may be subject to impairment charges.
On a periodic basis, we assess whether there are any indicators that the value of our real estate assets and other investments may be impaired. A property's value is impaired only if the estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. In our estimate of cash flows, we consider factors such as expected future operating income, trends and prospects, the effects of demand, competition and other factors. We are required to make subjective assessments as to whether there are impairments in the value of our real estate assets and other investments. If it is determined that an impairment has occurred, the amount of the impairment charge is equal to the excess of the asset's carrying value over its estimated fair value. Such a determination would have a direct impact on our earnings because recording an impairment charge results in an immediate negative adjustment to earnings. There can be no assurance that we will not take additional charges in the future related to the impairment of our assets. Any future impairment could have a material adverse effect on our results of operations in the period in which the charge is taken. During the year ended December 31, 2015, we took an impairment charge of $2.9 million on Collin Creek Mall as the aggregate carrying value was higher than the fair value of the asset. See Note 2 to our Consolidated Financial Statements for additional information regarding the impairment charge. We may be required to take additional impairment charges on our assets, including those we designate as "special consideration assets", in the future. A property is designated as a special consideration asset when it has a heightened probability of being conveyed to its lender absent substantive renegotiation.
Some of our properties are subject to potential natural or other disasters.
A number of our properties are located in areas which are subject to natural or other disasters, including hurricanes, tornadoes, earthquakes and oil spills. For example, certain of our properties are located in California or in other areas with higher risk of earthquakes. Furthermore, some of our properties are located in coastal regions, and would therefore be affected by any future rises in sea levels. The occurrence of natural or other disasters could delay redevelopment or development projects, increase investment costs to repair or replace damaged properties, increase future property insurance costs and negatively impact the tenant demand for lease space. If insurance is unavailable to us or is unavailable on acceptable terms, or our insurance is not adequate to cover losses from these events, our business, financial condition, results of operations and prospects could be materially and adversely affected.
Possible terrorist activity or other acts of violence could materially and adversely affect our business, financial condition, results of operations and prospects.
Future terrorist attacks in the United States or other acts of violence may result in declining economic activity, which could harm the demand for goods and services offered by our tenants and the value of our properties and might adversely affect the value of an investment in our securities. Such a decrease in retail demand could make it difficult for us to renew or re-lease our properties at lease rates equal to or above historical rates. Terrorist activities or violence also could directly affect the value of our properties through damage, destruction or loss, and the availability of insurance for such acts, or insurance generally, might be lower or cost more, which could increase our operating expenses and materially and adversely affect our business, financial condition, results of operations and prospects. To the extent that our tenants are affected by future attacks, their businesses similarly could be materially and adversely affected, including their ability to continue to meet obligations under their existing leases. These acts might erode business and consumer confidence and spending and might result in increased volatility in national and international financial markets and economies.
Any one of these events might decrease demand for real estate, decrease or delay the occupancy of our properties, and limit our access to capital or increase our cost of raising capital.
We could incur significant costs related to government regulation and litigation over environmental matters and various other federal, state and local regulatory requirements.
Under various federal, state or local laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances released at a property and may be held liable to third parties for bodily injury or property damage (investigation and/or clean-up costs) incurred by the parties in connection with the contamination. These laws often impose liability without regard to whether the owner or operator knew of or otherwise caused the release of the hazardous or toxic substances. In addition, persons who arrange for the disposal or treatment of hazardous substances or other regulated materials may be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person. The costs of remediation or removal of such substances may be substantial and the presence of contamination or the failure to remediate contamination discovered at our properties could adversely affect our ability to sell, lease or borrow with respect to the real estate. The operations of current and former tenants at our properties have involved, or may have involved, the use of hazardous materials or generated hazardous wastes. The release of such hazardous materials and wastes could result in our incurring liabilities to remediate any resulting contamination if the responsible party is unable or unwilling to do so. In addition, our properties may be exposed to the risk of contamination originating from other sources. While a property owner generally is not responsible for remediating contamination that has migrated on-site from an off-site source, the contaminant's presence can have adverse effects on the operation or redevelopment of our properties. Environmental laws also may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which that property may be used or how businesses may be operated on that property.
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
As of December 31, 2015, we have recorded a liability in our financial statements of $6.1 million related to potential environmental remediation at our properties which are not expected to have a material impact on our financial condition or results of operations. We have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of our properties. Nevertheless, it is possible that the environmental assessments available to us do not reveal all potential environmental liabilities. It is also possible that subsequent investigations will identify material contamination, that adverse environmental conditions have arisen subsequent to the performance of the environmental assessments, or that there are material environmental liabilities of which management is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of our properties has not been or will not be affected by tenants and occupants of the properties, by the condition of properties in the vicinity of our properties or by third parties unrelated to us.
We also may incur costs to comply with the Americans with Disabilities Act of 1990 and similar laws, which require that all public accommodations meet federal requirements related to access and use by disabled persons. Compliance with such laws could have a material adverse effect on our business, financial condition, results of operations and prospects.
Some potential losses are not insured, which could adversely affect our profitability.
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
Inflation could have a material adverse effect on us.
If inflation increases in the future, we may experience any or all of the following:

•	Difficulty in replacing or renewing expiring leases with new leases at higher rents;

•	Decreasing tenant sales as a result of decreased consumer spending which could adversely affect the ability of our tenants to meet their rent obligations; and

•	An inability to receive reimbursement from our tenants for their share of certain operating expenses, including CAM, real estate taxes and insurance.

Inflation also poses a risk to us due to the possibility of future increases in interest rates. A rise in interest rates could have an immediate adverse effect on us due to our outstanding variable-rate debt. This risk can be managed or mitigated by utilizing interest rate protection products that generally allow us to replace variable-rate debt with fixed-rate debt. However, in an increasing interest rate environment the fixed rates we can obtain with such interest rate protection products will also continue to increase. In addition, in the event of a rise in interest rates, we may be unable to replace maturing debt with new debt at equal or better interest rates or at all.
Security breaches through cyber-attacks, cyber-intrusions, or other methods could disrupt our information technology networks and related systems.
Risks associated with security breaches, whether through cyber-attacks or cyber-intrusions over the Internet, malware, computer viruses, attachments to e-mails, or other methods, against persons inside our organization, persons with access to systems inside our organization, the U.S. government, financial markets or institutions, or major businesses, including tenants, could disrupt or disable networks and related systems, other critical infrastructures, and the normal operation of business. The risk of a security breach or disruption, particularly through cyber-attack or cyber-intrusion, including by computer hackers, foreign governments, and cyber-terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. Even though we may not be specifically targeted, cyber-attacks on the U.S. government, financial markets, financial institutions, or other major businesses, including tenants, could disrupt our normal business operations and networks, which may in turn have a material adverse effect on our business, financial condition, results of operations and prospects.
Information technology networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations, including managing our building systems. They also may be critical to the operations of certain of our tenants and our service providers. Although we make efforts to maintain the security and integrity of these types of networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems, and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and in fact may not be detected. While to date we have not experienced a cyber-attack or cyber-intrusion, we may be unable to anticipate or to implement adequate security barriers or other preventive measures. A security breach or other significant disruption involving our information technology networks and related systems (including those caused by energy blackouts, natural disasters, terrorism, war, and telecommunications failures) could:

•	disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our tenants;

•	result in misstated financial reports, violations of loan covenants, missed reporting deadlines, and/or missed permitting deadlines;

•	result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;

•
result in the unauthorized access to, and destruction, loss, theft, misappropriation, or release of, proprietary, confidential, sensitive, or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive, or otherwise harmful purposes and outcomes;

•	result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space;

•	require significant management attention and resources to remedy any damages that result;

•	subject us to claims for breach of contract, damages, credits, penalties, or termination of leases or other agreements; or

•	damage our reputation among our tenants and investors generally.

We may also incur additional significant costs to remedy damages caused by such disruptions. Any or all of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

An ownership limit, certain anti-takeover defenses and applicable law may hinder any attempt to acquire us.
Our amended and restated certificate of incorporation, as amended (our "charter"), and our amended and restated bylaws (our "bylaws") contain the following limitations:
The ownership limit. Generally, for us to qualify as a REIT under the Code for a taxable year, not more than 50% in value of the outstanding shares of our capital stock may be owned, directly or indirectly, by five or fewer "individuals" at any time during the last half of such taxable year. Our charter provides that no person may own more than 9.9% of the number or value, whichever is more restrictive, of our outstanding shares of capital stock unless our Board of Directors provides a waiver from the ownership restrictions. The Code defines "individuals" for purposes of the requirement described above to include some types of entities. However, our charter also permits us to exempt a person from the ownership limit upon the satisfaction of certain conditions described therein. We have exempted Brookfield and certain others from the ownership limit, subject to certain conditions.
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
Risks Related to our Status as a REIT
We may not be able to maintain our status as a REIT, which would deny us certain favorable tax treatment.
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

REIT distribution requirements could adversely affect our liquidity.
In order for us to qualify to be taxed as a REIT, and assuming that certain other requirements are also satisfied, we generally must distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, to our stockholders each year, so that federal corporate income tax does not apply to earnings that we distribute. To the extent that we satisfy this distribution requirement and qualify for taxation as a REIT, but distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gains, we will be subject to federal corporate income tax on our undistributed net taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than a minimum amount specified under federal income tax laws. We intend to make distributions to our stockholders to comply with the REIT requirements of the Code.
From time to time, we might generate taxable income greater than our cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves, or required debt or amortization payments. If we do not have other funds available in these situations, we could be required to access capital on unfavorable terms (the receipt of which cannot be assured), sell assets at disadvantageous prices, distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, or make taxable distributions of our capital stock or debt securities to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Further, amounts distributed will not be available to fund the growth of our business. Thus, compliance with the REIT requirements may adversely affect our liquidity and our ability to execute our business plan.
Complying with REIT requirements might cause us to forego otherwise attractive investment opportunities or liquidate otherwise attractive investments.
To qualify to be taxed as a REIT for federal income tax purposes, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consist of cash, cash items, government securities and “real estate assets” (as defined in the Code), including certain mortgage loans and securities. The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a taxable REIT subsidiary (a “TRS”)) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer.
Additionally, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we might be required to liquidate or forego otherwise attractive investments, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
In addition to the asset tests set forth above, to qualify to be taxed as a REIT, we must continually satisfy tests concerning, among other things, the sources of our income, the amounts we distribute to our stockholders and the ownership of our shares. We might be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make certain attractive investments.
New partnership tax audit rules could have a material adverse effect on our business, financial condition, results of operations and prospects.
The recently enacted Bipartisan Budget Act of 2015 changes the rules applicable to federal income tax audits of partnerships. Under the new rules (which are generally effective for taxable years beginning after December 31, 2017), among other changes and subject to certain exceptions, any audit adjustment to items of income, gain, loss, deduction, or credit of a partnership (and any partner’s distributive share thereof) is determined, and taxes, interest, or penalties attributable thereto are assessed and collected, at the partnership level. Although it is uncertain how these new rules will be implemented, it is possible that they could result in partnerships in which we directly or indirectly invest being required to pay additional taxes, interest and penalties as a result of an audit adjustment, and we, as a direct or indirect partner of these partnerships, could be required to bear the economic burden of those taxes, interest, and penalties even though we, as a REIT, may not otherwise have been required to pay additional corporate-level taxes had we owned the assets of the partnership directly. The new partnership tax audit rules will apply to the Operating Partnership and its subsidiaries that are classified as partnerships for federal income tax purposes. The changes created by these new rules are sweeping and in many respects dependent on the promulgation of future regulations or other guidance by the U.S. Department of the Treasury (the “Treasury”) and, accordingly, there can be no assurance that these rules will not have a material adverse effect on our business, financial condition, results of operations and prospects.
Legislative, administrative, regulatory or other actions affecting REITs could have materially and adversely affect us.
The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process, and by the Internal Revenue Service (the “IRS”) and the Treasury. Changes to the tax laws or interpretations thereof by the IRS and the Treasury, with or without retroactive application, could materially and adversely affect us or our investors. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify to be taxed as a REIT and/or the federal income tax consequences to us and our investors of such qualification.
Risks Related to our Common Stock Generally
The market price and trading volume of our common stock could be volatile and the market price of our common stock could decline.
The stock markets, including the New York Stock Exchange (the “NYSE”), which is the exchange on which our common stock is listed, have experienced significant price and volume fluctuations. Overall weakness in the economy and other factors have contributed to extreme volatility of the equity markets generally, including the market price of our common stock. As a result, the market price of our common stock has been and may continue to be volatile, and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. Some of the factors that could negatively affect our stock price or result in fluctuations in the price or trading volume of our common stock include:

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

Future issuances of debt securities and equity securities may negatively affect the market price of our common stock.
In the future, we may issue debt or additional equity securities or incur additional borrowings. Upon our liquidation, holders of our debt securities and other loans and shares of preferred stock will receive a distribution of our available assets before common stockholders. If we incur additional debt in the future, our future interest costs could increase, and adversely affect our business, financial condition, results of operations and prospects. We are not required to offer any additional equity securities to existing common stockholders on a preemptive basis. Therefore, additional common stock issuances, directly or through convertible or exchangeable securities, warrants or options, will dilute the holdings of our existing common stockholders and such issuances or the perception of such issuances may reduce the market price of our common stock. Our shares of preferred stock, if issued, would likely have a preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to pay dividends to common stockholders. Because our decision to issue debt or additional equity securities or incur additional borrowings in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. Thus, common stockholders bear the risk that our future issuances of debt or equity securities or our incurrence of additional borrowings will negatively affect the market price of our common stock.
The number of shares of common stock available for future issuance or sale could materially and adversely affect the market price of our common stock.
As of February 26, 2016, approximately 57.9 million shares of our common stock were outstanding, and we have the authority to issue up to 500 million shares. Subject to applicable law, our Board of Directors has the authority, without further stockholder approval, to issue additional shares of our common stock on the terms and for the consideration it deems appropriate. Additionally, the resale by existing holders of a substantial number of our outstanding shares of common stock could materially and adversely affect the market price of our common stock. As of December 31, 2015, Brookfield beneficially owned approximately 33.5% of our common stock (based on their publicly reported holdings). Any disposition by Brookfield, or any other substantial stockholder, of our common stock in the public market, or the perception that such dispositions could occur, could adversely affect prevailing market prices of our common stock. The sale of substantial amounts of our common stock, whether directly by us or in the secondary market, the perception that such sales could occur or the availability for future sale of shares of our common stock or securities convertible into or exchangeable or exercisable for our common stock could, in turn, materially and adversely affect the market price of our common stock and our ability to raise capital through future offerings of equity or equity-related securities.
Our substantial stockholder may exert influence over us that may be adverse to our best interests and those of our other stockholders.
As of December 31, 2015, Brookfield beneficially owned approximately 33.5% of our common stock (based on their publicly reported holdings). The concentration of ownership of our outstanding common stock held by our substantial stockholder may make some transactions more difficult or impossible without the support of Brookfield. The interests of Brookfield could conflict with or differ from the interests of our other stockholders. For example, Brookfield’s concentration of ownership could allow Brookfield to influence our policies and strategies and could delay, defer or prevent a change of control or impede a merger, takeover or other business combination that may otherwise be favorable to us and our other stockholders. Brookfield may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.
Brookfield has agreed that it will not, in connection with a merger, combination, sale of all or substantially all of our assets or other similar business combination transaction involving us, convert, sell, exchange, transfer or convey any shares of common stock that are owned, directly or indirectly, by it on terms that are more favorable than those available to all other holders of common stock. This restriction does not, however, limit Brookfield’s ability to sell its shares of common stock to a third party at a higher price in circumstances other than the foregoing transactions. See also “—Risks Related to Brookfield’s Proposed Acquisition of our Company—There are risks and uncertainties as a result of Brookfield’s proposed acquisition of us.”
We have not established a minimum dividend payment level and no assurance can be given that we will be able to pay dividends to our stockholders in the future at current levels or at all.
We are generally required to distribute to our stockholders at least 90% of our taxable income each year for us to qualify as a REIT under the Code, which requirement we currently intend to satisfy through quarterly dividends of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. We have not established a minimum dividend payment level, and our ability to pay dividends may be adversely affected by a number of factors, including the risk factors contained in this Annual Report. Although we have paid, and anticipate continuing to pay, quarterly dividends to our stockholders, our Board of Directors has the sole discretion to determine the timing, form and amount of any future dividends to our stockholders, and such determination will depend on our earnings, financial condition, debt covenants, maintenance of our REIT qualification and other factors as our Board of Directors may deem relevant from time to time. As a result, no assurance can be given that we will be able to continue to pay dividends to our stockholders in the future or that the level of any future dividends we do make to our stockholders will achieve a market yield or increase or even be maintained over time, any of which could materially and adversely affect our business, financial condition, results of operations and prospects.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Our investment in real estate as of December 31, 2015 consisted of our interests in the properties in our portfolio. We generally own the land underlying properties; however, at certain of our properties, all or part of the underlying land is owned by a third party that leases the land to us pursuant to a long-term ground lease. The leases generally contain various purchase options and typically provide us with a right of first refusal in the event of a proposed sale of the land by the landlord. Information regarding encumbrances on our properties is included in Schedule III of this Annual Report.

The following sets forth certain information regarding our retail properties as of December 31, 2015:

Property Name (1)	Location	Anchors / Major Tenants	Mall and Freestanding GLA	Office GLA	Anchor GLA (Rouse Owned)	Anchor GLA (Tenant Owned)	Total GLA	% Leased	% Occupied
Animas Valley Mall	Farmington, NM	Dillard's, JCPenney, Sears	277,983	—	188,817	—	466,800	90.9%	90.9%
Barnes Crossing, The Mall at	Tupelo, MS	Belk, Belk Home, JCPenney, Sears	378,231	—	250,965	100,954	730,150	96.9	94.6
Bayshore Mall	Eureka, CA	Wal Mart, Kohl's, Sears	365,510	—	161,209	59,235	585,954	86.5	85.4
Bel Air, The Shoppes at	Mobile, AL	Belk, Dillard's, Target, JCPenney	393,947	—	325,148	440,865	1,159,960	93.6	87.8
Birchwood Mall	Port Huron, MI	Target, Macy's, JCPenney, Carson's, Sears	302,880	—	161,216	264,918	729,014	91.7	91.7
Cache Valley Mall	Logan, UT	Herberger's, JCPenney	236,685	—	109,476	—	346,161	94.0	92.1
Carlsbad, The Shoppes at	Carlsbad, CA	Macy's, JCPenney, Regal Cinema, 24 Hour Fitness, Sears	518,163	—	148,958	421,093	1,088,214	85.1	83.9
Chesterfield Towne Center	Richmond, VA	Macy's, JCPenney, At Home, Sears	484,931	—	543,572	—	1,028,503	92.7	92.2
Chula Vista Center	Chula Vista, CA	Macy's, AMC, JCPenney, Burlington, Sears	321,788	—	163,232	377,600	862,620	92.3	92.1
Colony Square Mall	Zanesville, OH	Elder-Beerman, JCPenney, Dunham's Sports, Cinemark	359,517	—	78,440	58,997	496,954	77.7	76.7
Fig Garden Village	Fresno, CA	Whole Foods, CVS	267,740	33,181	—	—	300,921	93.8	93.8
Gateway, The Shoppes at	Springfield, OR	Kohl's, Sears, Target, Cabella's, Walmart Neighborhood Grocery, Cinemark	478,789	—	218,055	113,613	810,457	95.4	88.5
Grand Traverse Mall	Traverse City, MI	Macy's, Target, JCPenney	316,000	—	—	283,349	599,349	92.6	87.4
Greenville Mall	Greenville, NC	Belk, Belk Ladies, JCPenney, Dunham's Sports	225,103		178,510	46,051	449,664	94.1	94.1
Lakeland Square	Lakeland, FL	Dillard's, Macy's, JCPenney, Cinemark, Sears	351,171	—	276,358	257,353	884,882	96.6	91.9
Lansing Mall	Lansing, MI	Macy's, Regal Cinema, JCPenney, Younkers	477,986	—	210,900	103,000	791,886	93.7	93.7
Mall St. Vincent	Shreveport, LA	Dillard's, Sears	194,152	—	—	348,000	542,152	87.7	83.5
Mt. Shasta Mall	Redding, CA	Macy's, JCPenney, Sears	188,558	—	130,444	202,594	521,596	99.1	86.2
NewPark Mall	Newark, CA	Macy's, JCPenney, AMC, Burlington Coat, Sears	485,414	—	207,372	335,870	1,028,656	84.6	70.7
North Plains Mall	Clovis, NM	Dillard's, JCPenney, Sears, Beall's	131,234	—	170,496	—	301,730	94.4	94.4
Pierre Bossier Mall	Bossier City, LA	Dillard's, JCPenney, Sears, Virginia College	265,365	—	59,156	288,328	612,849	84.6	84.6
Salisbury, The Centre at	Salisbury, MD	Macy's, Dick's, Regal Cinema, Boscov's, Sears	368,758	—	272,304	140,000	781,062	96.5	94.6
Sierra Vista, The Mall at	Sierra Vista, AZ	Dillard's, Cinemark, Sears	170,185	—	—	196,492	366,677	95.1	95.1
Sikes Senter	Wichita Falls, TX	Dillard's, Dillard's Men's and Home, JCPenney, At Home	293,031	—	374,690	—	667,721	88.2	85.8
Silver Lake Mall	Coeur D' Alene, ID	Macy's, JCPenney, Sears, Sports Authority	153,220	—	172,253	—	325,473	85.1	85.1
Southland Center	Taylor, MI	Macy's, Cinemark, JCPenney	371,567	—	215,787	292,377	879,731	97.0	96.1
Southland Mall	Hayward, CA	Macy's, JCPenney, Sears	573,637	—	347,032	292,000	1,212,669	93.8	92.6
Spring Hill Mall	West Dundee, IL	Kohl's, Carson Pirie Scott, Macy's, Sears	417,076	—	134,148	547,432	1,098,656	83.4	72.1
Three Rivers Mall	Kelso, WA	JCPenney, Macy's, Sportsman's Warehouse, Regal Cinema	307,563	—	98,566	—	406,129	82.6	82.6
Turtle Creek, The Mall at	Jonesboro, AR	Dillard's, Target, JCPenney	366,993	—	—	364,199	731,192	95.1	91.2
Valley Hills Mall	Hickory, NC	Belk, Dillard's, JCPenney, Sears	316,741	—	—	611,516	928,257	88.5	91.1
Vista Ridge Mall	Lewisville, TX	Dillard's, JCPenney, Macy's, Cinemark, Sears	390,078	—	—	670,210	1,060,288	83.2	83.2

Washington Park Mall	Bartlesville, OK	JCPenney, Dillard's, Sears	161,864	—	122,894	71,402	356,160	91.3	91.3
West Valley Mall	Tracy, CA	Macy's, Target, Cinemark, JCPenney, Sears	535,463	—	236,454	111,836	883,753	96.2	95.8
Westwood Mall	Jackson, MI	Wal-Mart, JCPenney, Younkers	143,943	—	70,500	301,188	515,631	87.3	87.3
White Mountain Mall	Rock Springs, WY	Herberger's, JCPenney	243,040	—	94,482	—	337,522	91.8	91.8
Total Rouse Portfolio			11,834,306	33,181	5,721,434	7,300,472	24,889,393	90.9%	88.5%
(1) All properties are 100% owned by Rouse Properties, Inc. and subsidiaries with the exception of The Mall at Barnes Crossing of which we own a 52.8% controlling interest.

Property Operating Data
For the year ended December 31, 2015, none of our properties accounted for more than 10% of our total consolidated assets and none of our properties accounted for more than 10% of our total consolidated gross revenue.
Same Property Portfolio
As of December 31, 2015, our total portfolio consisted of 36 properties (which excludes Collin Creek Mall, Knollwood Mall and Steeplegate Mall, which were disposed of during the year ended December 31, 2015). Properties that were in operation and owned as of January 1, 2014, excluding three properties that were undergoing redevelopment with significant disruption and one asset that has been reclassified as a special consideration asset(1), are referred to as the Same Property portfolio. As of December 31, 2015, our Same Property portfolio consisted of 27 properties. The following table identifies which of our properties were excluded from our Same Property portfolio:

Property	Location
Acquisitions:
Fig Garden Village	Fresno, CA
Mt. Shasta Mall	Redding, CA
The Shoppes at Carlsbad	Carlsbad, CA
The Mall at Barnes Crossing	Tupelo, MS
The Shoppes at Bel Air	Mobile, AL

Redevelopments:
The Shoppes at Gateway	Springfield, OR
NewPark Mall	Newark, CA
Spring Hill Mall	West Dundee, IL

Special Consideration Asset:(1)
Vista Ridge Mall	Lewisville, TX

Dispositions:
Collin Creek Mall	Plano, TX
Knollwood Mall	St. Louis Park, MN
Steeplegate Mall	Concord, NH
Explanatory Note: (1) A property is designated as a special consideration asset when it has a heightened probability of being conveyed to its lender absent substantive renegotiation.
Same Property Portfolio Trends

•
Same Property portfolio Core NOI was $151.8 million for the year ended December 31, 2015 compared to $148.0 million for the year ended December 31, 2014. See "—Non-GAAP Financial Measures" for a discussion of Core NOI and a reconciliation of Same Property Core NOI and Core NOI to consolidated net income (loss) allocable to common shareholders as computed in accordance with GAAP.

•
Average total rent for mall spaces that are less than 10,000 square feet increased 5.5% to $41.79 as of December 31, 2015 from $39.62 per square foot as of December 31, 2014 in our Same Property portfolio. The increase is attributable to higher rents on new and renewal leases as compared to existing rents of the Same Property portfolio.

Operating Metrics
Average In-Place Rent
The following table sets forth our occupancy rates and the average in-place annual gross rental rate per square foot as of December 31, for each of the last five years for our total portfolio:

Year End	Mall & Freestanding GLA	Leased GLA	Leased % (1)	Average In-Place Gross Rent per square foot less than 10,000 square feet(2)(3)	Average In-Place Gross Rent per square foot greater than 10,000 square feet(3)(4)	Average Effective In-Place Gross Rent per square foot for anchors(5)
2011	9,084,925	7,967,699	87.7%	$37.36	$10.97	$4.16
2012	10,109,530	9,097,913	90.0%	$36.78	$10.67	$4.04
2013	11,008,927	10,035,651	91.2%	$37.02	$13.63	$4.16
2014	11,972,219	10,854,231	90.7%	$37.69	$13.91	$4.23
2015	11,834,306	10,760,033	90.9%	$39.68	$15.03	$3.92
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
(4) Represents permanent tenants with spaces in excess of 10,000 square feet, but excludes traditional anchor tenants.
(5) Represents traditional anchor tenants.

Leasing Volume

The following table represents the leases that we signed during 2015:

2015 Leasing Activity(1)(2)	Number of Leases	Square Feet	Term (in years)	Initial Inline Rent PSF (4)(5)	Initial Freestanding Rent PSF (4) (6)	Average Inline Rent PSF (5)(7)	Average Freestanding Rent PSF (6)(7)
New Leases
Under 10,000 sq. ft.	142	501,605	8.7	$36.08	$33.35	$41.39	$35.57
Over 10,000 sq. ft.	19	444,463	10.2	15.64	18.50	16.51	19.75
Total New Leases	161	946,068	9.4	26.27	28.84	29.46	30.76

Renewal Leases
Under 10,000 sq. ft.	220	624,006	2.9	$32.05	$29.70	$32.93	$30.68
Over 10,000 sq. ft.	14	441,297	4.8	9.59	7.75	9.81	7.75
Total Renewal Leases	234	1,065,303	3.7	25.99	18.94	26.68	19.44

Sub-Total	395	2,011,371	6.4	25.95	22.83	27.88	23.88

Percent in Lieu	69	231,004	n.a	n.a	n.a	n.a	n.a

Total for the year ended December 31, 2015 (3)	464	2,242,375	6.4	$25.95	$22.83	$27.88	$23.88

Explanatory Notes:

(1) Excludes anchors and specialty leasing. An anchor is defined as a department store or discount department store in traditional spaces whose merchandise appeals to a broad range of shoppers or spaces which are greater than 70,000 square feet.
(2) Represents signed leases as of December 31, 2015.
(3) The total leasing commissions were approximately $9.8 million for the year ended December 31, 2015. There were no material tenant concessions with respect to the leases signed during the year ended December 31, 2015.
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

The following table represents our weighted average in-place rent for freestanding and mall space that is less than 10,000 square feet for the year ended December 31, 2015 for our Same Property portfolio:

In-Place Rent < 10k SF (1)
December 31, 2015
Freestanding (2)	$20.77
Mall (3)	$41.79
Total Same Property portfolio	$38.96

Explanatory Notes:

(1) Rent is presented on a cash basis and consists of base minimum rent, common area maintenance costs, and real estate taxes.
(2) Freestanding spaces are outparcel retail locations (locations that are not attached to the primary complex of buildings that comprise a shopping center). Excludes anchor stores.
(3) Mall shop locations exclude anchor and freestanding stores.

New and Renewal Leasing Spread

The following table presents leasing and rent spread information for renewals and new leases that we signed during the year ended December 31, 2015, as compared to the rents of the expiring leases on the same space:

New and Renewal Leasing Spread (1)

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF (2)	Average Rent PSF (3)	Expiring Rent PSF (4)	Initial Rent Spread		Average Rent Spread
Total	250	1,037,945	4.5	$27.15	$28.75	$24.18	$2.96	12.3%	$4.57	18.9%

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

Our expiring rent during 2016 is approximately $34.16 per square foot, which we believe is below current market rates. We expect that the leasing rates that we achieve, on average, over time will benefit from improving the quality of our assets through our various strategic and cosmetic renovation projects.

Lease Expirations(1)
The table below sets forth lease expiration data for all of our properties:

Year	Number of Expiring Leases	Expiring GLA	Expiring Rates ($ psf) (2)	Percent of Total Gross Rent
Specialty Leasing (3)	501	1,181,385	$13.70
Permanent Leasing
2015 and prior	19	46,578	66.12	1.05%
2016	392	1,128,717	34.16	13.15%
2017	395	1,242,949	33.84	14.34%
2018	246	1,024,926	35.69	12.47%
2019	152	716,891	32.84	8.03%
2020	146	621,549	29.32	6.21%
2021	104	693,121	24.93	5.87%
2022	92	481,824	28.86	4.74%
2023	87	438,017	33.25	4.97%
2024	93	663,038	23.06	5.21%
2025	119	853,020	28.27	8.22%
2026	82	624,115	28.40	6.04%
2027 and thereafter	47	1,040,232	27.24	9.70%
Total Permanent Leasing	1,974	9,574,977	$30.65	100.00%

Total Leasing	2,475	10,756,362

Explanatory Notes:
(1) Represents contractual obligations for space in regional malls and excludes traditional anchor stores.
(2) Excluded from the Expiring Rates are freestanding spaces, kiosks, and leases paying percent rent in lieu of base minimum rent.
(3) Includes Specialty Leasing license agreements with terms in excess of 12 months.

Mortgage and Other Debt
The following table sets forth certain information regarding the mortgages, notes, and loans payable encumbering our properties:

	Maturity			Outstanding Balance	Balloon Payment at Maturity
	Month	Year	Rate
				(In thousands)
Vista Ridge Mall (1)	Apr	2016	6.87%	$65,611	$64,660
The Centre at Salisbury (1) (2)	May	2016	5.79	115,000	115,000
The Mall at Turtle Creek	Jun	2016	6.54	76,615	76,079
NewPark Mall (3)	Sep	2018	2.53	114,245	114,245
West Valley Mall (1) (4)	Sep	2018	3.24	59,000	56,790
The Shoppes at Bel Air (1) (5)	Nov	2018	2.78	110,450	108,800
The Shoppes at Gateway	Jan	2020	3.64	75,000	75,000
Pierre Bossier Mall	May	2022	4.94	45,875	39,891
Pierre Bossier Anchor	May	2022	4.85	3,550	2,894
Southland Center (MI)	Jul	2022	5.09	74,806	65,085
Chesterfield Towne Center	Oct	2022	4.75	106,379	92,380
Animas Valley Mall	Nov	2022	4.41	49,156	41,844
Lakeland Square	Apr	2023	4.17	66,814	55,951
Valley Hills Mall	July	2023	4.47	65,362	54,921
Chula Vista Center (6)	July	2024	4.18	70,000	60,814
The Mall at Barnes Crossing	Sep	2024	4.29	67,000	58,361
Bayshore Mall	Nov	2024	3.96	46,500	40,185
Mt. Shasta Mall	Mar	2025	4.19	31,850	27,747
Fig Garden Village	Jun	2025	4.14	74,200	67,494
Greenville Mall	Nov	2025	4.46	45,440	36,826

Total property level debt			4.40	1,362,853	1,254,967

2013 Term Loan (7) (8)	Nov	2018	2.77	285,000	285,000
2013 Revolver (7) (8)	Nov	2017	2.76	59,000	59,000
Total corporate level debt				344,000	344,000

Total mortgages, notes and loans payable			4.07%	$1,706,853	$1,598,967
Market rate adjustment				(340)
Total mortgages, notes and loans payable, net				$1,706,513
Explanatory Notes:
(1) Prepayable without a penalty.
(2) The Company guaranteed a maximum amount of $3.5 million until certain financial covenants are met for two consecutive years.
(3) LIBOR (30 day) plus 210 basis points. The Company entered into an interest rate swap transaction which fixed the interest rate on the loan for this property at 3.26% beginning January 2016, through September 2018. See Note 7 of our Consolidated Financial Statements for further details.
(4) During January 2014, the Company entered into an interest rate swap transaction which fixed the interest rate on the loan for this property at 3.24%, through June 2018. See Note 7 of our Consolidated Financial Statements for further details.
(5) LIBOR (30 day) plus 235 basis points. The Company entered into an interest rate swap transaction commencing January 2016, which fixed the interest rate at 3.34% through November 2018. See Note 7 of our Consolidated Financial Statements for further details.
(6) On July 1, 2014, the Company removed Chula Vista Center from the 2013 Senior Facility (as defined below) collateral pool and placed a new non-recourse mortgage loan on Chula Vista Center. Sikes Senter was repaid on July 1, 2014 from proceeds from the Chula Vista Center refinancing and upon repayment, Sikes Senter was added to the 2013 Senior Facility collateral pool with no change to the outstanding 2013 Senior Facility collateral pool balance.
(7) LIBOR (30 day) plus 233 basis points.
(8) On June 30, 2015, the Company exercised a portion of its "accordion feature" on the 2013 Senior Facility, increasing the 2013 Term Loan from $260.0 million to $285.0 million and increasing the availability on the 2013 Revolver from $285.0 million to $310.0 million.

ITEM 3.    LEGAL PROCEEDINGS
Legal Proceedings
In the ordinary course of our business, we are from time to time involved in legal proceedings related to the ownership and operations of our properties. We are not currently involved in any legal or administrative proceedings that we believe are likely to have a material adverse effect on our business, financial condition, results of operations or prospects.

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

	Stock Price		Dividends
2015:	High	Low	Declared
First quarter	$21.17	$17.18	$0.18
Second quarter	19.44	16.01	0.18
Third quarter	18.19	15.15	0.18
Fourth quarter	18.61	14.09	0.18

2014:
First quarter	$22.03	$16.39	$0.17
Second quarter	17.46	15.93	0.17
Third quarter	17.87	16.17	0.17
Fourth quarter	18.65	15.83	0.17
On February 26, 2016, the closing sale price of the common stock as reported by the NYSE was $18.18. The Company had 1,823 holders of record of common stock as of February 26, 2016.
The Company declared four dividends during the year ended December 31, 2015 at $0.18 per share and four dividends during the year ended December 31, 2014 at $0.17 per share. The Company has elected to be taxed as a REIT beginning with the filing of its tax return for the 2011 fiscal year. As of December 31, 2015, the Company has met the requirements of a REIT and has filed its tax returns for the 2014 fiscal year accordingly. Subject to its ability to meet the requirements of a REIT, the Company intends to maintain this status in future periods.
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

Unregistered Sales of Securities
In November 2015, the Operating Partnership issued 5,600,000 Series A Preferred Units with a liquidation preference of $25.00 per unit (the "Series A Liquidation Preference"), to an affiliate of Westfield U.S. Holdings, LLC (the “Holder”) as a portion of the consideration for the Operating Partnership's acquisition of The Shoppes at Carlsbad.  The Series A Preferred Units provide for a cumulative quarterly preferential cash distribution of 5% per annum of the Series A Liquidation Preference (i.e., $1.25 per unit).  Subject to the obligations under the tax protection agreement described below, the Series A Preferred Units will be redeemable at the option of the Operating Partnership, in whole or in part, on or after November 12, 2018, at a redemption price equal to the Series A Liquidation Preference for the redeemed Series A Preferred Units plus accumulated and unpaid distributions to the redemption date (the "Redemption Price").  In addition, on or after November 12, 2025, the Holder will have the right to require the Operating Partnership to redeem all of the then-outstanding Series A Preferred Units at the Redemption Price.  Further, if, at any time after January 1, 2022, the aggregate Series A Liquidation Preference exceeds 15% of the "equity base" (i.e., the value of the Operating Partnership's outstanding Common Units (with such value to be determined pursuant to a formula set forth in the Operating Partnership’s partnership agreement) plus the liquidation preference of the Operating Partnership's outstanding preferred units of limited partnership interest) as of the end of a calendar quarter, then the Holder will have the right to require the Operating Partnership to redeem, at the Redemption Price, up to the amount of Series A Preferred Units necessary for the outstanding Series A Preferred Units to represent 15% of the equity base.
Except as noted below, any redemption of the Series A Preferred Units may be satisfied, at the Operating Partnership's option, in cash or Common Units, or a combination thereof.  The value of any Common Units issued in connection with a redemption will equal 96% of the volume-weighted average price (VWAP) of the Company's shares of common stock over the 30 trading days prior to the applicable redemption date.  Pursuant to the Operating Partnership’s partnership agreement, holders of Common Units have the right to cause the Operating Partnership to redeem their Common Units for cash or, at the Company's election, shares of common stock on a one-for-one basis, subject to adjustment as provided in the Operating Partnership’s partnership agreement.  Notwithstanding the foregoing, the issuance by the Operating Partnership of Common Units, and the issuance by the Company of shares of common stock, as applicable, in connection with a redemption is subject to certain limitations, including that (i) a resale shelf registration statement with respect to such shares of common stock shall have been filed and become effective, in accordance with a registration rights agreement entered into between the Company and the Holder and (ii) as a result of the redemption, the Holder would not own more than 15% of the outstanding shares of the Company's common stock (assuming all Common Units issued in the redemption were immediately exchanged for common stock (the "As Exchanged Common Shares"). If the conditions of either (i) or (ii) in the prior sentence are not met, the redemption may only be satisfied in cash (in the case of (ii), only with respect to the number of Series A Preferred Units necessary such that the Holder would not own more than 15% of the As Exchanged Common Shares).
Also in connection with the acquisition of The Shoppes at Carlsbad, in November 2015, the Operating Partnership, the Company and the Holder entered into a tax protection agreement, pursuant to which the Operating Partnership agreed not to transfer the property for a period of six years (through December 31, 2021) (the "Tax Protection Period") if such transfer would result in the recognition of taxable income or gain to the Holder.
The tax protection agreement also requires the Company and the Operating Partnership to indemnify the Holder against certain tax liabilities (calculated pursuant to the tax protection agreement) resulting from specified events (all of which depend upon actions initiated by the Operating Partnership or the Company), including, among others:  (i) a transfer of the property during the Tax Protection Period; (ii) the redemption of Series A Preferred Units for cash during the Tax Protection Period; (iii) the redemption of Common Units (previously received by the Holder in connection with an optional redemption of Series A Preferred Units) for cash or shares of common stock during the Tax Protection Period; and (iv) the sale by the Holder of shares of common stock to the extent such shares had been received pursuant to a redemption of Common Units (previously received by the Holder in connection with an optional redemption of Series A Preferred Units during the Tax Protection Period), subject to certain limitations.
Issuer Purchases of Equity Securities
The following table summarizes repurchases of our common stock during the three months ended December 31, 2015:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans (1)
October 1 - October 31, 2015	—	$—	—	$50,000,000
November 1 - November 30, 2015	—	$—	—	$50,000,000
December 1, 2015 - December 31, 2015	238,055	$14.73	238,055	$46,495,410
Explanatory Note:
(1)On October 29, 2015, the Board of Directors authorized management to implement a stock repurchase program in the maximum amount of $50.0 million over a period of up to two years at prevailing market or negotiated prices.

Performance Graph

The following graph is a comparison of the four-year cumulative total return of our shares of Common Stock, the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the MSCI US REIT (RMS) Index, a peer group index.  The graph assumes that $100 was invested on January 12, 2012 (the date of our spin-off from GGP) in our shares of Common Stock, the S&P 500 Index and the MSCI US REIT (RMS) Index and that all dividends were reinvested without the payment of any commissions.  There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

	January 12, 2012	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015
Rouse Properties, Inc.	$100.00	$151.24	$203.10	$175.92	$143.78
S&P 500 Index	$100.00	$112.52	$148.97	$169.36	$171.10
MSCI US REIT (RMS) Index	$100.00	$117.20	$120.10	$156.58	$160.53

ITEM 6.    SELECTED FINANCIAL DATA
The following table sets forth the selected historical consolidated and combined financial and other data of our business. We were formed for the purpose of holding certain assets and assuming certain liabilities of GGP. Prior to January 12, 2012, we were a wholly-owned subsidiary of GGPLP. GGP distributed the assets and liabilities of 30 of its wholly-owned properties (“RPI Businesses”) to Rouse on January 12, 2012 (the “Spin-Off Date”). Prior to the completion of the spin-off, we did not conduct any business and did not have any material assets or liabilities. The selected historical financial data set forth below as of December 31, 2015, 2014, 2013, 2012 and 2011 and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 has been derived from our audited consolidated and combined financial statements.
Our consolidated and combined financial statements were carved-out from the financial information of GGP at a carrying value reflective of such historical cost in such GGP records for periods prior to the Spin-Off Date. Our historical financial results reflect allocations for certain corporate expenses which include, but are not limited to, costs related to property management, human resources, security, payroll and benefits, legal, corporate communications, information services and restructuring and reorganization. Costs of the services that were allocated or charged to us were based on either actual costs incurred or a proportion of costs estimated to be applicable to us based on a number of factors, most significantly our percentage of GGP's adjusted revenue, GLA of assets and number of properties. These results do not reflect what our expenses would have been had we been operating as a separate stand-alone public company in 2011. For the years ended December 31, 2012 and 2011, the corporate cost allocations were $0.4 million and $10.7 million, respectively.
Effective with the spin-off, we assumed responsibility for all of these functions and related costs and our costs as a stand-alone entity are higher than those allocated to us from GGP. The historical combined financial information presented prior to 2012 is not indicative of the results of operations, financial position or cash flows that would have been obtained if we had been an independent, stand-alone entity during those periods shown. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview—Basis of Presentation."
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

	Historical
					Successor
	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data )
Operating Data:
Total revenues	$305,384	$292,127	$243,542	$224,299	$223,359
Other operating expenses	(142,268)	(144,422)	(124,638)	(129,565)	(106,857)
Provisions for impairment	(2,900)	(15,965)	(15,159)	—	—
Depreciation and amortization	(107,941)	(100,302)	(66,497)	(67,709)	(73,571)
Operating income	52,275	31,438	37,248	27,025	42,931
Interest expense, net	(71,402)	(82,586)	(81,986)	(89,348)	(64,447)
Gain on extinguishment of debt	26,558	—	—	—	—
Income (loss) before income taxes, gain on sale of real estate assets, and discontinued operations	7,431	(51,148)	(44,738)	(62,323)	(21,516)
Provision for income taxes	(604)	(537)	(844)	(445)	(533)
Income (loss) from continuing operations before gain on sale of real estate assets	6,827	(51,685)	(45,582)	(62,768)	(22,049)
Gain on sale of real estate assets	34,796	—	—	—	—
Income (loss) from continuing operations	41,623	(51,685)	(45,582)	(62,768)	(22,049)
Discontinued operations:
Loss from discontinued operations	—	—	(23,158)	(5,891)	(4,927)
Gain on extinguishment of debt from discontinued operations	—	—	13,995	—	—
Discontinued operations, net	—	—	(9,163)	(5,891)	(4,927)
Net income (loss)	$41,623	$(51,685)	$(54,745)	$(68,659)	$(26,976)
Net (income) loss attributable to non-controlling interests	76	(71)	—	—	—
Net income (loss) attributable to Rouse Properties, Inc.	$41,699	$(51,756)	$(54,745)	$(68,659)	$(26,976)
Preferred distributions	(953)	—	—	—	—
Net income (loss) allocable to common shareholders	$40,746	$(51,756)	$(54,745)	$(68,659)	$(26,976)

Net income (loss) from continuing operations per share attributable to Rouse Properties, Inc. - Basic	$0.72	$(0.90)	$(0.92)	$(1.36)	$(0.61)
Net income (loss) from continuing operations per share attributable to Rouse Properties, Inc. - Diluted	$0.72	$(0.90)	$(0.92)	$(1.36)	$(0.61)
Net income (loss) per share allocable to common shareholders- Basic	$0.70	$(0.90)	$(1.11)	$(1.49)	$(0.75)
Net income (loss) per share allocable to common shareholders - Diluted	$0.70	$(0.90)	$(1.11)	$(1.49)	$(0.75)
Dividends declared per share	$0.72	$0.68	$0.52	$0.21	$—
Weighted average shares outstanding - Basic	57,874,772	57,203,196	49,344,927	46,149,893	35,906,105
Weighted average shares outstanding - Diluted	58,188,741	57,203,196	49,344,927	46,149,893	35,906,105

Cash Flow Data:
Operating activities	$77,183	$82,301	$62,602	$38,277	$80,723
Investing activities	(229,987)	(236,132)	(464)	(236,602)	(25,370)
Financing activities	143,916	153,915	(56,006)	206,213	(56,965)
Other Financial Data:
NOI(1)	$191,651	$178,054	$147,591	$129,627	$135,577
Core NOI(1)	197,278	189,535	161,047	150,172	154,865
FFO(2)	87,805	63,659	35,340	2,431	51,240
Core FFO(2)	103,961	94,516	77,521	62,658	83,897

		Historical
					Successor
		December 31,
	2015	2014	2013	2012	2011
		(In thousands)
Investment in real estate, cost	$2,579,600	$2,191,435	$1,948,131	$1,652,755	$1,462,482
Total assets	2,529,258	2,270,400	2,019,510	1,905,073	1,583,524
Mortgage, notes and loans payable(3)	1,706,513	1,584,499	1,454,546	1,283,491	1,059,684
Total liabilities	1,853,801	1,737,065	1,564,229	1,372,177	1,157,196
Mezzanine equity	140,953	—	—	—	—
Total equity	534,504	533,335	455,281	532,896	426,328
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

(3)
Total debt includes $(0.3) million, $0.8 million, $9.6 million, $33.8 million, and $58.0 million of non-cash fair value adjustment on mortgage assumptions as of December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

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
Because NOI and Core NOI exclude general and administrative expenses, interest expense, depreciation and amortization, impairment, other, reorganization items, strategic initiatives, provision for income taxes, gain (loss) on extinguishment of debt, gain (loss) on sale of real estate assets, preferred distributions, straight-line rent, above and below-market tenant leases, and above and below-market ground leases, we believe that NOI and Core NOI provide performance measures that, when compared year over year, reflect the revenues and expenses directly associated with owning and operating regional shopping malls and the impact on operations from trends in occupancy rates, rental rates and operating costs. These measures thereby provide an operating perspective not immediately apparent from GAAP operating income (loss) or net income (loss). We use NOI and Core NOI to evaluate our operating performance on a property-by-property basis because NOI and Core NOI allow us to evaluate the impact that factors such as lease structure, lease rates and tenant base, which vary by property, have on our operating results, gross margins and investment returns. Same Property portfolio Core NOI is presented to exclude termination income, the periodic effects of acquisitions of new properties, reductions in ownership as a result of sales or other transactions, certain properties undergoing redevelopment with significant disruption and assets that are considered special consideration assets due to a heightened probability of being conveyed to the lender absent substantive renegotiations.
In addition, management believes that NOI, Core NOI and Same Property portfolio Core NOI provide useful information to the investment community about our operating performance. However, due to the exclusions noted above, NOI and Core NOI should only be used as supplemental measures of our financial performance and not as an alternative to GAAP operating income (loss) or net income (loss). For reference, and as an aid in understanding management's computation of NOI, Core NOI and Same Property portfolio Core NOI, a reconciliation from consolidated net income (loss) allocable to common shareholders as computed in accordance with GAAP to NOI and Core NOI (including Same Property portfolio Core NOI) is presented below.

					Successor
	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Net income (loss)	$41,623	$(51,685)	$(54,745)	$(68,659)	$(26,976)
Gain on extinguishment of debt	(26,558)	—	(13,995)	—	—
Gain on sale of real estate assets	(34,796)	—	—	—	—
Provision for income taxes	604	537	844	445	533
Interest expense(1)	71,420	82,909	85,761	96,889	70,984
Interest income	(18)	(323)	(548)	(755)	(36)
Other (2)	6,491	5,437	4,223	9,965	1,526
Provision for impairment (3)	2,900	15,965	36,820	—	—
Depreciation and amortization (4)	107,941	100,302	67,260	71,090	78,216
General and administrative	25,817	26,329	21,971	20,652	11,330
Non-controlling interest	(3,773)	(1,417)	—	—	—
NOI	$191,651	$178,054	$147,591	$129,627	$135,577
Above and below market ground rent expense, net	155	145	125	125	125
Above and below market tenant leases, net (5)	6,562	13,066	15,848	24,028	25,194
Amortization of tenant inducements	72	28	1,000	—	—
Amortization of straight line rent (6)	(1,162)	(1,758)	(3,517)	(3,608)	(6,031)
Core NOI	$197,278	$189,535	$161,047	$150,172	$154,865
Non same property assets	(43,642)	(39,301)	(39,752)	(44,854)	—
Termination income	(1,818)	(2,203)	(414)	(507)	—
Same Property portfolio Core NOI	$151,818	$148,031	$120,881	$104,811	$154,865

Explanatory Notes:
(1) For the years ended December 31, 2013, 2012, and 2011, interest expense included $3.2 million, $6.8 million and $6.5 million, respectively, of interest expense reclassified to discontinued operations.
(2) "Other" includes property acquisition costs, non-recurring costs related to the transition from Brookfield financial service center (our out-sourced provider of administrative services), and non-comparable costs related to the spin-off from GGP.
(3) For the year ended December 31, 2013, provision for impairment included $21.6 million of provision for impairment reclassified to discontinued operations.
(4) For the years ended December 31, 2013, 2012, and 2011, depreciation and amortization expense included $0.8 million, $3.4 million and $4.6 million, respectively, of depreciation and amortization reclassified to discontinued operations.
(5) For the years ended December 31, 2013, 2012, and 2011, above and below market tenant leases, net, included ($0.2) million, ($2.3) million, and ($2.6) million, respectively, which were reclassified to discontinued operations.
(6) For the years ended December 31, 2013, 2012, and 2011, amortization of straight line rent included $0.03 million, $0.2 million, and $0.02 million, respectively, which were reclassified to discontinued operations.

Funds from Operations and Core Funds from Operations
Consistent with real estate industry and investment community practices, we use FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), as a supplemental measure of our operating performance. NAREIT defines FFO as net income (loss) allocable to common shareholders (computed in accordance with GAAP), excluding impairment write-downs on depreciable real estate, gains or losses from cumulative effects of accounting changes, extraordinary items and sales of depreciable properties, plus real estate related depreciation and amortization. We also include Core FFO as a supplemental measurement of operating performance. We define Core FFO as FFO excluding straight-line rent, amortization of tenant inducements, amortization of above- and below-market tenant leases, amortization of above- and below-market ground rent expense, reorganization items, amortization of deferred financing costs, mark-to-market adjustments on debt, write-off of market rate adjustments on debt, write-off of deferred financing costs, debt extinguishment costs, provision for income taxes, gain (loss) on extinguishment of debt, gain (loss) on sale of real estate assets and other expense. We also adjust for the portion of consolidated net income (loss) applicable to non-controlling interests of joint venture partners to reflect FFO allocable to the Company's common shareholders. Other real estate companies may use different methodologies for calculating FFO and Core FFO and, accordingly, our FFO and Core FFO may not be comparable to other real estate companies.
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
For reference, and as an aid in understanding management's computation of FFO and Core FFO, a reconciliation from the combined and consolidated net income (loss) as computed in accordance with GAAP to FFO allocable to the Company's common shareholders and Core FFO allocable to the Company's common shareholders is presented below:

					Successor

	2015	2014	2013	2012	2011

Net income (loss)	$41,623	$(51,685)	$(54,745)	$(68,659)	$(26,976)
Depreciation and amortization (1)	107,941	100,302	67,260	71,090	78,216
Provision for impairment (2)	2,900	15,965	36,820	—	—
Gain on extinguishment of debt	(26,558)	—	(13,995)	—	—
Gain on sale of real estate assets	(34,796)	—	—	—	—
Non-controlling interest	(2,352)	(923)	—	—	—
Preferred distributions	(953)	—	—	—	—
FFO allocable to the Company's common shareholders	$87,805	$63,659	$35,340	$2,431	$51,240
Provision for income taxes	604	537	844	445	533
Interest expense (3):
Amortization and write-off of market rate adjustments	(804)	8,877	8,755	19,460	9,721
Amortization and write-off of deferred financing costs	4,214	4,209	12,544	9,812	—
Debt extinguishment costs	7	259	2,276	—	1,589
Amortization of straight line rent for corporate and regional offices	17	56	83	—	—
Other (4)	6,491	5,437	4,223	9,965	1,526
Above and below market ground rent expense, net	155	145	125	125	125
Above and below market tenant leases, net (5)	6,562	13,066	15,848	24,028	25,194
Amortization of tenant inducements	72	28	1,000	—	—
Amortization of straight line rent (6)	(1,162)	(1,757)	(3,517)	(3,608)	(6,031)
Core FFO allocable to the Company's common shareholders	$103,961	$94,516	$77,521	$62,658	$83,897

Explanatory Notes:

(1) For the years ended December 31, 2013, 2012, and 2011, depreciation and amortization expense included $0.8 million, $3.4 million and $4.6 million, respectively, of depreciation and amortization reclassified to discontinued operations.
(2) For the year ended December 31, 2013, provision for impairment included $21.6 million of provision for impairment reclassified to discontinued operations. (3) For the years ended December 31, 2013, 2012, and 2011, interest expense included $3.2 million, $6.8 million, and $6.5 million, respectively, of interest expense reclassified to discontinued operations.
(4) "Other" includes property acquisition costs, non-recurring costs related to the transition from Brookfield financial service center (our out-sourced provider of administrative services), and non-comparable costs related to the spin-off from GGP.
(5) For the years ended December 31, 2013, 2012, and 2011, above and below market tenant leases, net, included ($0.2) million, ($2.3) million, and ($2.6) million, respectively, which were reclassified to discontinued operations.
(6) For the years ended December 31, 2013, 2012, and 2011, amortization of straight line rent included $0.03 million, $0.2 million, and $0.02 million, respectively, which were reclassified to discontinued operations.
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
All references to numbered Notes are to specific footnotes to our Consolidated Financial Statements included in this Annual Report. You should read this discussion in conjunction with our Consolidated Financial Statements, the notes thereto and other financial information included elsewhere in this Annual Report. Our financial statements are prepared in accordance with GAAP. Capitalized terms used, but not defined, in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") have the same meanings as in such Notes.

Overview—Introduction
As of December 31, 2015, our portfolio consisted of 36 malls and retail centers in 21 states totaling over 24.9 million square feet of retail space which are 90.9% leased and 88.5% occupied. We elected to be treated as a REIT beginning with the filing of our tax returns for the 2011 taxable year. As of December 31, 2015, we have met the requirements of a REIT and have filed our tax returns for the 2014 fiscal year accordingly. Subject to our ability to meet the requirements of a REIT, we intend to maintain this status in future periods.
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

Overview—Basis of Presentation
We were formed in August 2011 for the purpose of holding certain assets and assuming certain liabilities of GGP. Following the distribution of these assets and liabilities to us on January 12, 2012, we began operating our business as a stand-alone owner and operator of regional malls. The financial information included in this Annual Report has been presented on a consolidated basis for the period after the Spin-Off Date. The financial information is presented on a combined basis prior to the Spin-Off Date as the entities were under common control and ownership, and reflects the allocation of certain overhead items within property management and other costs in the accompanying financial statements.
The historical financial information included in this Annual Report prior to the Spin-Off Date does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly-traded company during the periods presented or those that we will achieve in the future primarily as a result of the following factors:

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

Recent Developments

   During 2015, we successfully completed transactions promoting our long-term strategy as a dominant regional mall owner and operator:

Acquisitions

•
Acquired Mt. Shasta Mall located in Redding, CA for a total purchase price of approximately $49.0 million, net of closing costs and adjustments. In conjunction with the closing of this transaction, we closed on a new $31.9 million non-recourse mortgage loan that bears interest at 4.19%, matures in March 2025, is interest only for the first three years and amortizes over 30 years thereafter; and

•
Acquired Fig Garden Village located in Fresno, CA for a total purchase price of approximately $106.1 million, net of closing costs and adjustments. In conjunction with the closing of this transaction, we closed on a new $74.2 million non-recourse mortgage loan that bears interest at 4.14%, matures in June 2025, is interest only for the first five years and amortizes over 30 years thereafter; and

•
Acquired The Shoppes at Carlsbad located in Carlsbad, CA for a total purchase price of approximately $170.0 million, net of closing costs and adjustments. In conjunction with the closing of this transaction, the Operating Partnership issued $140.0 million of its Series A Preferred Units to the seller. Distributions on the Series A Preferred Units accumulate at an annual rate of 5% and are payable quarterly. The Series A Preferred Units may be redeemed by us after three years (subject to certain tax protection payments if we redeem the Series A Preferred Units prior to 2022) and by the holder after ten years, in either case at par plus accumulated and unpaid distributions and in the form of cash or Common Units of the Operating Partnership, as determined by us. For further detail see Note 10 to our Consolidated Financial Statements.

Dispositions

•
In January 2015, we sold The Shoppes at Knollwood Mall located in St. Louis Park, MN, for gross proceeds of $106.7 million. The mortgage debt of $35.1 million was defeased simultaneously with the sale of the property. Net proceeds of $54.7 million were available for general corporate purposes, including acquisitions and ongoing capital investments within the existing portfolio. We recognized a gain of $34.8 million as a result of the disposition, which is reflected in "Gain on sale of real estate assets" on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2015.

•
In March 2015, we conveyed Steeplegate Mall located in Concord, NH to its mortgage lender in full satisfaction of the debt. The loan had a net outstanding balance of approximately $45.9 million. The Company recognized a $22.8 million gain related to the debt extinguishment which is reflected in "Gain on extinguishment of debt" on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2015.

•
In April 2015, we conveyed Collin Creek Mall, located in Plano, TX, to its mortgage lender in full satisfaction of the debt. The loan had a net outstanding balance of approximately $57.6 million. The Company recognized a $3.8 million gain related to the debt extinguishment which is reflected in "Gain on extinguishment of debt" on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2015.

Refinancing

•
Exercised a portion of the "accordion feature" on our 2013 Senior Facility, increasing the 2013 Term Loan from $260.0 million to $285.0 million and increasing the availability on the 2013 Revolver from $285.0 million to $310.0 million.

•
Refinanced the mortgage loan associated with NewPark Mall for $135.0 million, with an initial funding of $114.3 million. The loan provides for an additional funding of up to $20.8 million upon achieving certain conditions. The loan bears interest at a floating rate of LIBOR (30 day) plus 210 basis points, matures in September 2018 and amortizes over 30 years thereafter. An interest rate swap is effective on this loan beginning January 1, 2016, which fixed the interest rate at 3.26%, through September 2018. This loan replaced a $64.7 million non-recourse mortgage loan which had a floating rate of LIBOR (30 day) plus 235 basis points.

•
Refinanced the mortgage loan associated with Greenville Mall with a new non-recourse mortgage loan for $45.5 million, which bears interest at a fixed rate of 4.46%, matures in November 2025, and amortizes over 30 years. This loan replaced a $40.2 million non-recourse mortgage loan which had a fixed interest rate of 5.29%.

•
Refinanced the loan associated with The Shoppes at Bel Air with a new non-recourse mortgage loan for $120.0 million. The initial funding of $110.5 million was used to retire the outstanding mortgage loan of $109.5 million, which had a fixed interest rate of 5.30%. The loan provides for an additional subsequent funding of $9.5 million upon achieving certain conditions. The loans bears interest at a floating rate of LIBOR (30 day) plus 235 basis points and is interest only for the first two years. We entered into an interest rate swap on this loan beginning in January 2016, which fixed the interest rate at 3.34% through September 2018.

•
Removed The Shoppes at Gateway from the 2013 Senior Facility (as defined below) collateral pool and placed a new $75.0 million non-recourse mortgage loan on the property. The loan bears interest at a floating rate of LIBOR (30 day) plus 220 basis points, matures in January 2020, is interest only for the first 4 years and amortizes over 30 years thereafter. The mortgage loan on the property has a one year extension option. We entered into an interest rate swap on the loan which fixed the interest rate at 3.64% through January 2020. In connection with the removal of The Shoppes at Gateway from the 2013 Senior Facility, The Shoppes at Carlsbad was added to the 2013 Senior Facility collateral pool with no change to the outstanding 2013 Senior Facility balance.

Equity

•
On October 29, 2015, our Board of Directors authorized management to implement a stock repurchase program in the maximum amount of $50.0 million over a period of up to two years. Purchases made pursuant to the stock repurchase program may be made in the open market from time to time as permitted by federal securities laws and other legal requirements.  The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors.  The stock repurchase program may be suspended or discontinued at any time.

•
During the year ended December 31, 2015, we repurchased 238,055 shares of our outstanding Common Stock for approximately $3.5 million, at an average cost of $14.73 per share. As of December 31, 2015, we had $46.5 million of remaining capacity to repurchase common stock under the stock repurchase program.

Other

•
On February 25, 2016, we entered into a definitive merger agreement to be acquired by affiliates of Brookfield Asset Management for $18.25 per share in an all-cash transaction, a portion of which may be paid out as a special dividend. Under the terms of the merger agreement, Brookfield will acquire all of the outstanding shares of our common stock, other than those shares currently held by Brookfield Property Partners L.P. and its affiliates, in a transaction valued at approximately $2.8 billion, including our indebtedness. The merger agreement prohibits the payment of any further dividends by us, other than as necessary to maintain our REIT status and a closing dividend as part of the $18.25 per share consideration payable in the transaction.  The purchase price represents a premium of approximately 35% over our closing stock price on January 15, 2016, the last trading day prior to Brookfield’s announcement of the proposal to acquire us. The Special Committee of our Board of Directors unanimously approved the merger agreement. Completion of the transaction is expected to occur in the third quarter of 2016, and is contingent upon customary closing conditions, including the approval of the holders of a majority of the outstanding shares of our common stock and a majority of the outstanding shares of our common stock not currently held by Brookfield Property Partners L.P. and its affiliates. Brookfield Property Partners L.P. and its affiliates have agreed to vote in favor of the transaction. The transaction is not subject to a financing contingency.

Results of Operations
Year Ended December 31, 2015 compared to the Year Ended December 31, 2014

	December 31, 2015	December 31, 2014	$ Change	% Change
	(In thousands)
Revenues:
Minimum rents	$212,072	$200,354	$11,718	5.8%
Tenant recoveries	78,287	77,580	707	0.9
Overage rents	7,372	6,470	902	13.9
Other	7,653	7,723	(70)	(0.9)
Total revenues	305,384	292,127	13,257	4.5
Expenses:
Property operating costs	68,770	70,269	(1,499)	(2.1)
Real estate taxes	27,075	26,571	504	1.9
Property maintenance costs	10,223	11,331	(1,108)	(9.8)
Marketing	2,146	3,257	(1,111)	(34.1)
Provision for doubtful accounts	1,746	1,228	518	42.2
General and administrative	25,817	26,329	(512)	(1.9)
Provision for impairment	2,900	15,965	(13,065)	(81.8)
Depreciation and amortization	107,941	100,302	7,639	7.6
Other	6,491	5,437	1,054	19.4
Total operating expenses	253,109	260,689	(7,580)	(2.9)
Operating income	52,275	31,438	20,837	66.3

Interest income	18	323	(305)	(94.4)
Interest expense	(71,420)	(82,909)	11,489	(13.9)
Gain on extinguishment of debt	26,558	—	26,558	100.0
Income (loss) before income taxes, gain on sale of real estate assets, and discontinued operations	7,431	(51,148)	58,579	(114.5)
Provision for income taxes	(604)	(537)	(67)	12.5
Income (loss) from continuing operations before gain on sale of real estate assets	6,827	(51,685)	58,512	(113.2)
Gain on sale of real estate assets	34,796	—	34,796	100.0
Income (loss) from continuing operations	41,623	(51,685)	93,308	(180.5)
Net income (loss)	$41,623	$(51,685)	$93,308	(180.5)%

Revenues
Total revenues increased by $13.3 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. The acquisitions of The Shoppes at Bel Air, The Mall at Barnes Crossing, Mt. Shasta Mall, Fig Garden Village and The Shoppes at Carlsbad (the "Acquired Properties") during 2014 and 2015 provided $28.8 million of the increase in revenues. These increases were partially offset by a revenue decrease of $12.1 million related to the dispositions of The Shoppes at Knollwood Mall, Steeplegate Mall and Collin Creek Mall (the "Asset Dispositions") and $4.0 million related to the redevelopments of NewPark Mall, The Shoppes at Gateway and Spring Hill Mall (the "Redevelopment Properties").
Operating Expenses
Property operating expenses decreased by $2.7 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. Property operating expenses include real estate taxes, property maintenance costs, marketing, property operating costs, and provision for doubtful accounts. Expenses related to the Acquired Properties increased property operating expenses by $9.3 million, which were offset by $7.3 million in decreased expenses related to the Asset Dispositions. Our Same

Property portfolio's operating expenses decreased by $2.7 million year over year with the remaining decrease related to our Redevelopment Properties. For the Same Property portfolio, expense savings were achieved through cost reduction initiatives in marketing and property operations.
General and administrative expenses decreased by $0.5 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 due primarily to a decrease in information technology expenses resulting from the transition off the Brookfield IT platform to our IT platform.
Provision for impairment decreased by $13.1 million as a result of an impairment we recorded of $10.9 million and $5.1 million on Steeplegate Mall and Collin Creek Mall during the year ended December 31, 2014. The 2014 impairments were offset by an additional impairment of $2.9 million recorded on Collin Creek Mall during the year ended December 31, 2015.
Depreciation and amortization expense increased by $7.6 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. The Acquired Properties added $17.2 million in depreciation and amortization expense year over year, offset by $4.1 million in decreased expense as a result of Asset Dispositions. Our Same Property portfolio's depreciation and amortization expense decreased by $5.5 million as a result of a decline in amortization expense of lease in place value and $2.4 million in acceleration of costs related to the Brookfield IT platform being fully depreciated upon implementation of our IT Platform in May 2015.
Other Income and Expenses
Other expenses increased by $1.1 million for the year ended December 31, 2015 compared to the year ended December 31, 2014, of which $1.0 million was due to the non-recurring transaction costs we incurred for properties acquired during 2015 and $0.9 million due to non-recurring costs we incurred for consultation associated with developing our IT platform and monthly Brookfield costs. This was offset by a decrease in compensation and benefits expenses of $0.6 million due Rouse no longer utilizing Brookfield's Financial Services Center.

Year Ended December 31, 2014 compared to the Year Ended December 31, 2013

	December 31, 2014	December 31, 2013	$ Change	% Change
	(In thousands)
Revenues:
Minimum rents	$200,354	$165,097	$35,257	21.4%
Tenant recoveries	77,580	66,061	11,519	17.4
Overage rents	6,470	5,943	527	8.9
Other	7,723	6,441	1,282	19.9
Total revenues	292,127	243,542	48,585	19.9
Expenses:
Property operating costs	70,269	60,288	9,981	16.6
Real estate taxes	26,571	22,089	4,482	20.3
Property maintenance costs	11,331	11,446	(115)	(1.0)
Marketing	3,257	3,734	(477)	(12.8)
Provision for doubtful accounts	1,228	887	341	38.4
General and administrative	26,329	21,971	4,358	19.8
Provision for impairment	15,965	15,159	806	5.3
Depreciation and amortization	100,302	66,497	33,805	50.8
Other	5,437	4,223	1,214	28.7
Total operating expenses	260,689	206,294	54,395	26.4
Operating income	31,438	37,248	(5,810)	(15.6)

Interest income	323	548	(225)	(41.1)
Interest expense	(82,909)	(82,534)	(375)	0.5
Loss before income taxes, gain on sale of real estate assets, and discontinued operations	(51,148)	(44,738)	(6,410)	14.3
Provision for income taxes	(537)	(844)	307	(36.4)
Loss from continuing operations before gain on sale of real estate assets	(51,685)	(45,582)	(6,103)	13.4
Loss from continuing operations	(51,685)	(45,582)	(6,103)	13.4
Discontinued operations:
Loss from discontinued operations	—	(23,158)	23,158	(100.0)
Gain on extinguishment of debt from discontinued operations	—	13,995	(13,995)	(100.0)
Discontinued operations, net	—	(9,163)	9,163	(100.0)
Net loss	$(51,685)	$(54,745)	$3,060	(5.6)%
Revenues
Total revenues increased by $48.6 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. The acquisitions of Greenville Mall, Chesterfield Towne Center, The Centre at Salisbury, The Shoppes at Bel Air and The Mall at Barnes Crossing during 2013 and 2014 provided $51.0 million of the increase in revenues, offset by a decline of $5.7 million in revenues on the properties undergoing redevelopment and special consideration assets. The Same Property portfolio contributed an increase in revenues of $3.3 million during the year ended December 31, 2014 compared to the year ended December 31, 2013.
Operating Expenses
Property operating expenses increased by $14.2 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. Property operating expenses include real estate taxes, property maintenance costs, marketing, property operating costs, and provision for doubtful accounts. An increase of $14.6 million during the year ended December 31, 2014 resulted from the property acquisitions of Greenville Mall, Chesterfield Towne Center, The Centre at Salisbury, The Shoppes at Bel Air and The Mall at Barnes Crossing. The Same Property portfolio experienced an expense savings of $1.1 million while the operating expense of the properties undergoing redevelopment and special consideration assets increased by $0.7 million.

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
Depreciation and amortization expense increased by $33.8 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. The acquisitions of Greenville Mall, Chesterfield Towne Center, The Centre at Salisbury, The Shoppes at Bel Air and The Mall at Barnes Crossing resulted in $23.3 million of the increase in depreciation and amortization expense. The remaining increase is the result of additional depreciation and amortization on recently completed property redevelopments.
Other Income and Expenses
Discontinued operations, net, decreased for the year ended December 31, 2014 compared to the year ended December 31, 2013. During the year ended December 31, 2013, we conveyed our interest in Boulevard Mall to the lender of the loan (see Note 8 to the Consolidated Financial Statements) and, as such, the historical operations of this property are presented in "Discontinued operations, net". No assets were disposed of during the year ended December 31, 2014.
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
As of December 31, 2015, our consolidated contractual debt, excluding non-cash debt market rate adjustments, was approximately $1.71 billion. The aggregate principal and interest payments due on our outstanding indebtedness as of December 31, 2015 was approximately $325.2 million for the year ending 2016 and approximately $122.8 million for the year ending 2017.

Mortgages, notes and loans payable and the weighted-average interest rates are summarized as follows as of December 31, 2015 and December 31, 2014 (dollars in thousands):

	December 31, 2015	Weighted Average Interest Rate		December 31, 2014	Weighted Average Interest Rate
Fixed rate debt:
Collateralized mortgages, notes and loans payable	$1,138,158	4.75%		$1,248,426	5.07%
Total Fixed-rate debt	1,138,158	4.75%		1,248,426	5.07%

Variable rate debt:
Collateralized mortgages, notes and loans payable (1)	509,695	2.72%		325,304	3.02%
2013 Revolver	59,000	2.76%		10,000	2.92%
Total Variable rate debt	568,695	2.72%		335,304	3.02%

Add: Market rate adjustments	(340)			769
Total mortgages, notes and loans payable	$1,706,513	4.07%	(2)	$1,584,499	4.64%	(2)
Explanatory Notes:
(1) A swap is effective on two loans beginning January 1, 2016, which fixed the interest rate in 2016.
(2) Total mortgages, notes and loan payable weighted average interest rates excludes market rate adjustments.

Corporate Facility

2013 Senior Facility

On November 22, 2013, we entered into a $510.0 million secured credit facility that provides borrowings on a revolving basis of up to $250.0 million (the "2013 Revolver") and a $260.0 million senior secured term loan (the "2013 Term Loan" and together with the 2013 Revolver, the "2013 Senior Facility"). Borrowings on the 2013 Senior Facility bear interest at LIBOR plus 185 to 300 basis points based on the Company's corporate leverage. We have the option, subject to the satisfaction of certain conditions precedent, to exercise an "accordion" feature to increase the commitments under the 2013 Revolver and/or incur additional term loans in the aggregate amount of $250.0 million such that the aggregate amount of the commitments and outstanding loans under the 2013 Secured Facility does not exceed $760.0 million. During the year ended December 31, 2014, through an amendment to the 2013 Senior Facility (the "2014 Amendment") we exercised a portion of the "accordion" feature on the 2013 Senior Facility to increase the available borrowings of the 2013 Revolver thereunder from $250.0 million to $285.0 million. Then, during the year ended December 31, 2015, through an amendment to the 2013 Senior Facility, we exercised another portion of the "accordion" feature which increased the aggregate amount of commitments under the 2013 Senior Facility from $545.0 million million to $595.0 million. The exercise increased availability on the 2013 Revolver from $285.0 million to $310.0 million and increased the 2013 Term Loan from $260.0 million to $285.0 million. The term and rates of the 2013 Senior Facility were otherwise unchanged.

The 2013 Revolver has an initial term of four years with a one year extension option and the 2013 Term Loan has a term of five years. As of December 31, 2015, we have drawn $59.0 million on the 2013 Revolver. We are required to pay an unused fee related to the 2013 Revolver equal to 0.20% per year if the aggregate unused amount is greater than or equal to 50% of the 2013 Revolver or 0.30% per year if the aggregate unused amount is less than 50% of the 2013 Revolver. During the years ended December 31, 2015 and 2014, we incurred $0.7 million and $0.8 million, respectively, of unused fees related to the 2013 Revolver. Under the 2013 Revolver, letters of credit totaling $5.6 million were outstanding as of December 31, 2015 in connection with three properties. Additionally, we had $0.1 million of letters of credit outstanding in relation to The Shoppes at Knollwood Mall. During each of the years ended December 31, 2015 and 2014, the Company incurred $0.1 million of letter of credit fees.

The 2013 Senior Facility contains representations and warranties, affirmative and negative covenants and defaults and cross-default provisions that are customary for such a real estate loan. In addition, the 2013 Senior Facility requires compliance with certain financial covenants, including borrowing base loan to value and debt yield, corporate maximum leverage ratio, minimum ratio of adjusted consolidated earnings before interest, tax, depreciation and amortization to fixed charges, minimum tangible net worth, minimum mortgaged property requirement, maximum unhedged variable rate debt and maximum recourse indebtedness. Failure to comply with the covenants in the 2013 Senior Facility would result in a default thereunder and, absent a waiver or an amendment from our lenders, cause the acceleration of all outstanding borrowings under the 2013 Senior Facility. The default interest rate following a payment event of default under the 2013 Senior Facility is 3.0% more than the then-applicable interest rate. No assurance can be given that we would be successful in obtaining such waiver or amendment, or that any accommodations that we were able to negotiate would be on terms as favorable as those in the 2013 Senior Facility. In connection with the 2014 Amendment, certain modifications were made to the financial covenant calculations in the 2013 Senior Facility. As of December 31, 2015, we were in compliance with all of the debt covenants related to the 2013 Senior Facility.

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

The table below presents the fair value of our derivative financial instruments as well as their classification on our Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014:

Instrument Type	Location in Consolidated Balance Sheets	Notional Amount	Designated Benchmark Interest Rate	Strike Rate	Fair Value at December 31, 2015	Fair Value at December 31, 2014	Maturity Date
Derivative not designated as hedging instruments		(dollars in thousands)
Interest Rate Cap	Prepaid expenses and other assets, net	$64,445	One-month LIBOR	4.5%	$—	$1	May 2016
Derivative designated as hedging instruments
Pay fixed / receive variable rate swap	Accounts payable and accrued expenses, net	$59,000	One-month LIBOR	1.5%	$(577)	$(482)	June 2018
Pay fixed / receive variable rate swap	Accounts payable and accrued expenses, net	$114,250	One-month LIBOR	1.2%	$(24)	$—	September 2018
Pay fixed / receive variable rate swap	Prepaid expenses and other assets, net	$110,450	One-month LIBOR	1.0%	$612	$—	November 2018
Pay fixed / receive variable rate swap	Accounts payable and accrued expenses, net	$75,000	One-month LIBOR	1.4%	$(75)	$—	January 2020

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

The table below describes our current redevelopment projects which commenced during 2014 and 2015 (dollars in thousands):

Property	Description	Total Project Square Feet	Total Estimated Project Cost	Cost as of December 31, 2015
NewPark Mall Newark, CA	140,000 SF of new entertainment, including AMC Theater and a two level restaurant pavilion with patio seating.	175,000	$64,232 (1)	$59,819

The Shoppes at Gateway Springfield, OR	De-mall and construct new exterior facing junior boxes including Marshall's, Hobby Lobby, Petco and new outparcels	288,000	$45,200	$37,220

Southland Center Taylor, MI	Demolish vacant anchor and construct new 50,000 SF Cinemark Theater and restaurant collection.	62,000	$15,300	$2,096

Southland Mall Hayward, CA	Redevelop former Kohl's anchor for new Dick's Sporting Goods, convert inline space to new Cinemark Theater, junior boxes and full service and fast casual restaurants.	243,000	$44,400	$5,505

Spring Hill Mall West Dundee, IL	Replace former JCPenney anchor and inline space with new 37,000 SF Cinemark Theater, streetscape, multi-tenant buildings and restaurant collection.	93,000	$23,216 (2)	$14,024

Explanatory Notes:
(1) After deducting the estimated benefit of the net present value of municipal incentives currently estimated at $9.6 million.
(2) After deducting the estimated benefit of the net present value of municipal incentives currently estimated at $6.5 million.

Operating Property Capital Expenditures

The table below describes our operating property capital expenditures:

Year Ended
(in thousands)	December 31, 2015
Ordinary capital expenditures (1)	$1,493
Cosmetic capital expenditures	12,739
Tenant improvements and allowances (2)	29,442
Total	$43,674

Explanatory Notes:
(1) Includes non-tenant recurring and non-recurring capital expenditures.
(2) Includes tenant improvements and allowances on current operating properties, excluding anchors and strategic projects.

Summary of Cash Flows
Years Ended December 31, 2015, 2014 and 2013
Cash Flows from Operating Activities
Net cash provided by operating activities was $77.2 million, $82.3 million and $62.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The decrease of $5.1 million in net cash provided by operating activities from December 31, 2014 to December 31, 2015 was primarily attributable to capital expenditure accruals related to the current redevelopment projects at December 31, 2015. Partially offsetting the increase in capital expenditure accruals was an increase in Core NOI of $7.8 million of which $3.8 million was contributed by the Same Property portfolio.
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

Cash Flows from Investing Activities
Net cash used in investing activities was $230.0 million, $236.1 million and $0.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The change in cash used in investing activities of $6.1 million from December 31, 2014 to December 31, 2015 was a result of $90.4 million in proceeds from the disposition of The Shoppes of Knollwood which was used in the acquisitions of Mt. Shasta Mall, Fig Garden Village and The Shoppes at Carlsbad. During 2015, $154.9 million was spent on strategic and cosmetic development projects along with tenant improvements. The 2015 results also include a change in restricted cash of $14.2 million as a result of debt payoffs and refinancings and the use of restricted cash to fund capital expenditures.
The change in cash used in investing activities of $235.6 million from December 31, 2013 to December 31, 2014 was a result of the acquisitions of The Shoppes at Bel Air, a controlling joint venture interest in The Mall at Barnes Crossing and the purchase of an anchor box at Bayshore Mall. During 2014, $122.3 million was spent on strategic and cosmetic development projects along with tenant improvements. The 2013 results also include the receipt of $150.0 million in a demand deposit from Brookfield U.S. Holdings, offsetting other investing activities.
Cash Flows from Financing Activities
Net cash provided by (used in) financing activities was $143.9 million, $153.9 million and $(56.0) million for the years ended December 31, 2015, 2014 and 2013, respectively.
The decrease in cash provided by financing activities of $10.0 million from December 31, 2014 to December 31, 2015 was the result of $150.7 million in net proceeds from the issuance of common stock in 2014, which was partially offset in 2015 by a net increase in borrowings on the revolving line of credit of $87.0 million and $61.5 million in net borrowings over 2014. The remaining change from 2014 is due to an increase in dividends paid and an increase in deferred financing costs as a result of the additional borrowings.
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

Contractual Cash Obligations and Commitments
The following table aggregates our contractual cash obligations and commitments as of December 31, 2015 (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total

Long-term debt-principal(1)	$265,493	$69,814	$579,480	$13,109	$89,243	$689,714	$1,706,853
Interest payments(2)	59,703	52,963	49,661	34,818	31,759	91,159	320,063
Operating lease obligations(3)	1,424	1,493	1,505	1,426	1,147	1,083	8,078
Total	$326,620	$124,270	$630,646	$49,353	$122,149	$781,956	$2,034,994

Explanatory Notes:

(1) Excludes $(0.3) million of non-cash debt market rate adjustments.
(2) Based on rates as of December 31, 2015. Variable rates are based on LIBOR rate of 0.43%.
(3) Operating lease obligations relate to leases for New York and Dallas office space.
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

Recently Issued Accounting Pronouncements
See Note 2 to our Consolidated Financial Statements for information on recently issued accounting pronouncements.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the cost of new fixed-rate debt upon maturity of existing debt. As of December 31, 2015, we had consolidated debt of $1.71 billion, including $568.7 million of variable-rate debt. A 25 basis point movement in the interest rate on the variable-rate debt would result in a $1.4 million annualized increase or decrease in consolidated interest expense and operating cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Reference is made to the Consolidated Financial Statements and Consolidated Financial Statement Schedule beginning on page 64 for the required information.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal year ended December 31, 2015. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2015 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the three month period ended December 31, 2015. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three month period ended December 31, 2015.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2015. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rouse Properties, Inc.
New York, New York

We have audited the internal control over financial reporting of Rouse Properties, Inc. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated March 7, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

New York, NY
March 7, 2016

ITEM 9B.    OTHER INFORMATION
Not applicable

PART III
Except as provided below, the information required by this Part III (Items 10, 11, 12, 13 and 14) is included either in our definitive proxy statement in connection with our 2016 annual meeting of stockholders (the “2016 Proxy Statement”) or in an amendment to this Annual Report (the "Form 10-K/A"), as the case may be, to be filed with the SEC within 120 days of December 31, 2015, and is incorporated herein by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as noted below, the information required by this Item is included either in the 2016 Proxy Statement or the Form 10-K/A, and is incorporated herein by reference.

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

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item is included either in the 2016 Proxy Statement or the Form 10-K/A, and is incorporated herein by reference. However, the “Compensation Committee Report” shall not be deemed filed in this Annual Report.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is included either in the 2016 Proxy Statement or the Form 10-K/A, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is included either in the 2016 Proxy Statement or the Form 10-K/A, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is included either in the 2016 Proxy Statement or the Form 10-K/A, and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Consolidated Financial Statements and Consolidated Financial Statement Schedule.
The Consolidated Financial Statements and Consolidated Financial Statement Schedule listed in the accompanying Index to the Consolidated Financial Statements and Consolidated Financial Statement Schedule are filed as part of this Annual Report.

(2)	Exhibits.
See Exhibit Index on page 106.

(3)	Separate Financial Statements.
Not applicable.

Index to Financial Statements and Schedules
Rouse Properties, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rouse Properties, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Rouse Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rouse Properties, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, NY
March 7, 2016

ROUSE PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(In thousands)
Assets:
Investment in real estate:
Land	$428,157	$371,363
Buildings and equipment	2,151,443	1,820,072
Less accumulated depreciation	(239,091)	(189,838)
Net investment in real estate	2,340,509	2,001,597
Cash and cash equivalents	5,420	14,308
Restricted cash	34,568	48,055
Accounts receivable, net	43,196	35,492
Deferred expenses, net	56,531	52,611
Prepaid expenses and other assets, net	49,034	62,690
Assets of property held for sale	—	55,647
Total assets	$2,529,258	$2,270,400

Liabilities:
Mortgages, notes and loans payable	$1,706,513	$1,584,499
Accounts payable and accrued expenses, net	147,288	113,976
Liabilities of property held for sale	—	38,590
Total liabilities	1,853,801	1,737,065

Commitments and contingencies	—	—

Mezzanine Equity:
Non-controlling interest in Operating Partnership	140,953	—

Equity:
Preferred stock: $0.01 par value; 50,000,000 shares authorized, 0 issued and outstanding at December 31, 2015 and 2014	—	—
Common stock: $0.01 par value; 500,000,000 shares authorized, 58,097,933 issued and 57,797,475 outstanding at December 31, 2015 and 57,748,141 issued and 57,743,981 outstanding at December 31, 2014	581	578
Additional paid-in capital	643,828	679,275
Accumulated deficit	(121,182)	(162,881)
Accumulated other comprehensive loss	(65)	(482)
Treasury stock, at cost , $0.01 par value, 238,055 shares at December 31, 2015 and 0 shares at December 31, 2014	(3,509)	—
Total stockholders' equity	519,653	516,490
Non-controlling interest	14,851	16,845
Total equity	534,504	533,335
Total liabilities, mezzanine equity and equity	$2,529,258	$2,270,400

The accompanying notes are an integral part of these consolidated financial statements.

ROUSE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years ended December 31,
	2015	2014	2013
	(In thousands, except per share amounts)
Revenues:
Minimum rents	$212,072	$200,354	$165,097
Tenant recoveries	78,287	77,580	66,061
Overage rents	7,372	6,470	5,943
Other	7,653	7,723	6,441
Total revenues	305,384	292,127	243,542
Expenses:
Property operating costs	68,770	70,269	60,288
Real estate taxes	27,075	26,571	22,089
Property maintenance costs	10,223	11,331	11,446
Marketing	2,146	3,257	3,734
Provision for doubtful accounts	1,746	1,228	887
General and administrative	25,817	26,329	21,971
Provision for impairment	2,900	15,965	15,159
Depreciation and amortization	107,941	100,302	66,497
Other	6,491	5,437	4,223
Total operating expenses	253,109	260,689	206,294
Operating income	52,275	31,438	37,248

Interest income	18	323	548
Interest expense	(71,420)	(82,909)	(82,534)
Gain on extinguishment of debt	26,558	—	—
Income (loss) before income taxes, gain on sale of real estate assets, and discontinued operations	7,431	(51,148)	(44,738)
Provision for income taxes	(604)	(537)	(844)
Income (loss) from continuing operations before gain on sale of real estate assets	6,827	(51,685)	(45,582)
Gain on sale of real estate assets	34,796	—	—
Income (loss) from continuing operations	41,623	(51,685)	(45,582)
Discontinued operations:
Loss from discontinued operations	—	—	(23,158)
Gain on extinguishment of debt from discontinued operations	—	—	13,995
Discontinued operations, net	—	—	(9,163)
Net income (loss)	41,623	(51,685)	(54,745)
Net (income) loss attributable to non-controlling interests	76	(71)	—
Net income (loss) attributable to Rouse Properties, Inc.	41,699	(51,756)	(54,745)
Preferred distributions	(953)	—	—
Net income (loss) allocable to common shareholders	$40,746	$(51,756)	$(54,745)

Per common share data:
Net income (loss) per share allocable to common shareholders
Basic	$0.70	$(0.90)	$(1.11)
Diluted	$0.70	$(0.90)	$(1.11)

Dividends declared per share	$0.72	$0.68	$0.52

Other comprehensive income (loss):
Net income (loss)	$41,623	$(51,685)	$(54,745)
Other comprehensive income (loss):
Net unrealized gain (loss) on financial instrument	417	(482)	—
Comprehensive income (loss)	$42,040	$(52,167)	$(54,745)

The accompanying notes are an integral part of these consolidated financial statements.

ROUSE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock (shares)	Class B Common Stock (shares)	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock, at cost	Non-controlling Interests	Total Equity
	(in thousands, except share amounts)
Balance at December 31, 2012	49,235,528	359,056	$493	$4	$588,668	$(56,380)	$—	$—	$111	$532,896
Net loss	—	—	—	—	—	(54,745)	—	—	—	(54,745)
Conversion of Class B share to common shares	359,056	(359,056)	4	(4)	—	—	—	—	—	—
Offering costs	—	—	—	—	(417)	—	—	—	—	(417)
Dividends to common shareholders ($0.52 per share)	—	—	—	—	(25,820)	—	—	—	—	(25,820)
Issuance and amortization of stock compensation	36,573	—	—	—	3,019	—	—	—	—	3,019
Exercise of options	10,880	—	—	—	161	—	—	—	—	161
Forfeited restricted shares	(4,160)	—	—	—	—	—	—	—	—	—
Sale of treasury stock	10,559	—	—	—	187	—	—	—	—	187
Balance at December 31, 2013	49,648,436	—	$497	$—	$565,798	$(111,125)	$—	$—	$111	$455,281

Balance at December 31, 2013	49,648,436	—	$497	$—	$565,798	$(111,125)	$—	$—	$111	$455,281
Net loss	—	—	—	—	—	(51,756)	—	—	71	(51,685)
Comprehensive loss	—	—	—	—	—	—	(482)	—	—	(482)
Issuance of 8,050,000 shares of common stock, net of underwriting discount	8,050,000	—	81	—	150,616	—	—	—	—	150,697
Offering costs	—	—	—	—	(467)	—	—	—	—	(467)
Dividends to common shareholders ($0.13 per share for issuance of 8,050,000 shares and $0.68 per share for annual dividend)	—	—	—	—	(40,399)	—	—	—	—	(40,399)
Issuance and amortization of stock compensation	42,489	—	—	—	3,699	—	—	—	—	3,699
Exercise of options	1,680	—	—	—	28	—	—	—	—	28
Net assets attributable to Non-controlling interest (as a result of Business Combinations)	—	—	—	—	—	—	—	—	16,663	16,663
Issuance of shares under Employee Stock Purchase Plan ("ESPP")	1,376	—	—	—	—	—	—	—	—	—
Balance at December 31, 2014	57,743,981	—	$578	$—	$679,275	$(162,881)	$(482)	$—	$16,845	$533,335

Balance at December 31, 2014	57,743,981	—	$578	$—		$679,275	$(162,881)	$(482)		$—	$16,845	$533,335
Net income (loss)	—	—	—	—	—	—	41,699	—		—	(76)	41,623
Comprehensive income	—	—	—	—		—	—	417		—	—	417
Dividends to common shareholders ($0.72 per share for annual dividend)	—	—	—	—		(41,710)	—	—		—	—	(41,710)
Purchase of treasury stock	(238,055)	—	—	—		—	—	—		(3,509)	—	(3,509)
Preferred distributions	—	—	—	—		(953)	—	—		—	—	(953)
Issuance and amortization of stock compensation	53,550	—	—	—		2,899	—	—	—	—	—	2,899
Exercise of options	291,331	—	3	—		4,317	—	—		—	—	4,320
Distributions to non-controlling interest	—	—	—	—		—	—	—	—	—	(1,421)	(1,421)
Contributions to non-controlling interest	—	—	—	—		—	—	—		—	49	49
Purchase of non-controlling interest (1)	—	—	—	—		—	—	—		—	(591)	(591)
Forfeited restricted shares	(58,242)	—	—	—		—	—	—		—	—	—
Net assets attributable to Non-Controlling Interest (as a result of Business Combination)	—	—	—	—		—	—	—		—	45	45
Issuance of shares under ESPP	4,910	—	—	—		—	—	—		—	—	—
Balance at December 31, 2015	57,797,475	—	$581	$—		$643,828	$(121,182)	$(65)		$(3,509)	$14,851	$534,504

Explanatory Note:

(1) During the year ended December 31, 2015, the Company acquired an additional 1.8% of the JV partnership's interest.

The accompanying notes are an integral part of these consolidated financial statements.

ROUSE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2015	2014	2013
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$41,623	$(51,685)	$(54,745)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	1,746	1,228	888
Depreciation	97,185	91,248	60,557
Amortization	10,756	9,054	6,702
Amortization/write-off of deferred financing costs	3,984	4,209	12,519
Amortization/write-off of debt market rate adjustments	(1,080)	8,572	8,278
Amortization of above/below market leases and tenant inducements	6,650	13,101	16,973
Straight-line rent amortization	(1,217)	(1,785)	(3,517)
Provision for impairment	2,900	15,965	36,821
Gain on extinguishment of debt	(26,558)	—	(14,324)
Gain on sale of assets	(34,796)	—	—
Stock based compensation	2,899	3,699	3,019
Net changes:
Accounts receivable	(8,839)	(4,491)	(2,563)
Prepaid expenses and other assets	1,494	611	1,220
Deferred expenses	(14,695)	(14,998)	(12,017)
Restricted cash	(7)	2,258	39
Accounts payable and accrued expenses	(4,862)	5,315	2,752
Net cash provided by operating activities	77,183	82,301	62,602

Cash Flows from Investing Activities:
Acquisitions of real estate properties	(179,213)	(109,330)	(81,203)
Proceeds from sale of property, net	90,438	—	—
Development, building and tenant improvements	(154,882)	(122,325)	(63,032)
Demand deposit from affiliate	—	—	150,000
Purchase of joint venture interest	(591)	—	—
Joint venture adjustment	45	—	—
Deposit for acquisition	—	(1,000)	—
Restricted cash	14,216	(3,477)	(6,229)
Net cash used in investing activities	(229,987)	(236,132)	(464)

Cash Flows from Financing Activities:
Proceeds received from equity offering	—	156,974	—
Discount from equity offering	—	(6,278)	—
Proceeds received from stock option exercise	4,320	28	161
Payments for offering costs	—	(467)	(417)
Purchase of treasury stock	(3,509)	—	—
Sale of treasury stock	—	—	187
Distributions to non-controlling interest, net	(1,372)	—	—
Proceeds from refinance/issuance of mortgages, notes and loans payable	476,250	183,500	523,500
Borrowing under revolving line of credit	276,500	55,000	55,000
Principal payments on mortgages, notes and loans payable	(334,403)	(103,233)	(594,389)
Repayment under revolving credit line	(227,500)	(93,000)	(7,000)
Dividends paid	(41,123)	(36,968)	(22,839)
Deferred financing costs	(5,247)	(1,641)	(10,209)
Net cash provided by (used in) financing activities	143,916	153,915	(56,006)

Net change in cash and cash equivalents	(8,888)	84	6,132

ROUSE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2015	2014	2013
	(In thousands)
Cash and cash equivalents at beginning of period	14,308	14,224	8,092
Cash and cash equivalents at end of period	$5,420	$14,308	$14,224

Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest	$68,861	$71,855	$61,564
Capitalized interest	(3,334)	(2,548)	(998)

Non-Cash Transactions:
Change in accrued capital expenditures included in accounts payable and accrued expenses	$26,395	$(439)	$12,237
Dividends declared, not yet paid	10,472	9,885	6,454
Distributions on Series A Preferred Units accrued, not yet paid	953	—	—
Capitalized market rate adjustments and deferred financing amortization	426	400	—
Issuance of Series A Preferred Units in Operating Partnership	140,000	—	—

Supplemental non-cash information related to acquisition accounting:
Land	$—	$8,969	$51,055
Buildings and equipment, net	—	103,123	217,011
Deferred expenses, net	—	1,841	4,583
Prepaid and other assets	—	5,461	9,983
Mortgages, notes and loans payable	—	(112,505)	(266,641)
Accounts payable and accrued expenses	—	(6,889)	(15,991)

Supplemental non-cash information related to gain on extinguishment of debt:
Land	(18,384)	—	(26,108)
Buildings and equipment, net	(52,317)	—	(33,015)
Deferred expenses, net	(1,555)	—	(1,676)
Prepaid and other assets	(5,492)	—	(4,281)
Mortgages, notes and loans payable	103,369	—	81,028
Accounts payable and accrued expenses	937	—	3,494
The accompanying notes are an integral part of these consolidated financial statements.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1                            ORGANIZATION

General

Rouse Properties, Inc. is a Delaware corporation that was created to hold certain assets and liabilities of General Growth Properties, Inc. ("GGP"). Prior to January 12, 2012, Rouse Properties, Inc. and its subsidiaries ("Rouse" or the "Company") were a wholly-owned subsidiary of GGP Limited Partnership (“GGP LP”). GGP distributed the assets and liabilities of 30 of its wholly-owned properties (“RPI Businesses”) to Rouse on January 12, 2012 (the “Spin-Off Date”). Before the spin-off, the Company had not conducted any business as a separate company and had no material assets or liabilities. The operations, assets and liabilities of the business were transferred to the Company by GGP on the Spin-Off Date and are presented as if the transferred business was our business for all historical periods prior to the Spin-Off Date. As such, the Company's assets and liabilities on the Spin-Off Date were reflective of GGP's respective carrying values. Unless the context otherwise requires, references to “we”, “us” and “our” refer to Rouse from January 12, 2012 through December 31, 2015 and to RPI Businesses before the Spin-Off Date. Before the Spin-Off Date, RPI Businesses were operated as subsidiaries of GGP, which operates as a real estate investment trust (“REIT”). After the Spin-Off Date, the Company elected to continue to operate as a REIT.

The Company's assets are held by, and all of our operations are conducted through, Rouse Properties, L.P. (the "Operating Partnership"). The Company is the sole managing general partner of the Operating Partnership. As of December 31, 2015, a non-controlling investor held 5,600,000 Series A Preferred Units in the Operating Partnership which we also refer to as the non-controlling interest in Operating Partnership. See Note 10 for additional information regarding the Company's non-controlling interest in Operating Partnership.

Principles of Consolidation and Basis of Presentation

The accompanying Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The Consolidated Balance Sheets as of December 31, 2015 and 2014 include the accounts of Rouse, as well as all subsidiaries of Rouse.  The accompanying Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013 include the consolidated accounts of Rouse and the Operating Partnership. The accompanying consolidated financial statements include the accounts of Rouse, as well as all subsidiaries of Rouse and all joint ventures in which the Company has a controlling interest. For consolidated joint ventures, the non-controlling partner's share of the assets, liabilities and operations of the joint ventures (generally computed as the joint venture partner's ownership percentage) is included in non-controlling interests as permanent equity of the Company. All intercompany transactions have been eliminated in consolidation as of and for the years ended December 31, 2015, 2014 and 2013.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Impairment

Operating properties and intangible assets

Accounting for the impairment or disposal of long-lived assets requires that if impairment indicators exist and the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment should be recorded to write down the carrying amount of such asset to its fair value. The Company reviews all real estate assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment indicators are assessed separately for each property and include, but are not limited to, significant decreases in real estate property net operating income and occupancy percentages, high loan to value ratios, and carrying values in excess of the fair values. Impairment indicators for pre-development costs, which are typically costs incurred during the beginning stages of a potential development and developments in progress, are assessed by project and include, but are not limited to, significant changes to the Company’s plans with respect to the project, significant changes in projected completion dates, revenues or cash flows, development costs, market factors and sustainability of development projects.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

flows. To the extent a provision for impairment is determined to be necessary, the excess of the carrying amount of the asset over its estimated fair value is expensed to operations. The adjusted carrying amount, which represents the new cost basis of the asset, is depreciated over the remaining useful life of the asset.

Steeplegate Mall

During the year ended December 31, 2013, the Company was unable to advance prospective leases at Steeplegate Mall, which changed management's intended holding period of this asset. Furthermore, the mortgage debt balance on this asset was due in August 2014 and without having advanced the prospective leasing, the Company did not anticipate funding additional capital for this asset. Management determined that the carrying value of the property was not recoverable and therefore required an impairment charge of $15.2 million during the year ended December 31, 2013, as the aggregate carrying value was higher than the fair value of the property.

In August 2014, upon a maturity default on the Steeplegate Mall mortgage loan, the loan servicer appointed a receiver to take over operations of the property until the property could be conveyed to the lender or a third party purchaser. As a result, the Company revised its intended hold period of this property to less than one year. The change in the hold period resulted in a change to undiscounted cash flows utilized in the impairment analysis and the Company concluded that the carrying value of the property was not recoverable. The Company recorded impairment charges on the property of $10.9 million during the year ended December 31, 2014 as the aggregate carrying value was higher than the fair value of the property. Impairment charges are included in "Provision for impairment" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss). In March 2015, the property associated with Steeplegate Mall was conveyed to its lender in full satisfaction of the debt.

Collin Creek Mall

In September 2014, the Company determined there were events and circumstances which changed management's estimated holding period for Collin Creek Mall. Specifically, as a result of the continued decline in operating metrics and results of the property, management had shortened the estimated hold period of the property, and during the year ended December 31, 2014, the Company recorded an impairment charge of $5.1 million, to reduce the aggregate carrying value to the estimated fair value of the property. Subsequently, the lender placed the loan into special servicing status and communicated to the Company that it would be unwilling to extend the term and discount the loan. As a result of the continued decline in the operating results of the property, management concluded it was in the best interest of the Company to convey the property to its lender prior to maturity in full satisfaction of the debt. Therefore, the Company revised its intended hold period of this property to less than one year. The change in the hold period resulted in a change to undiscounted cash flows utilized in the impairment analysis and the Company concluded that the carrying value of the property was not recoverable. The Company recorded an additional impairment charge of $2.9 million during the year ended December 31, 2015, to reduce the aggregate carrying value to the estimated fair value of the property. Impairment charges are included in "Provision for impairment" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss). In April 2015, the property associated with Collin Creek Mall was conveyed to its lender in full satisfaction of the debt.

Boulevard Mall

During 2013, the servicer of the loan for Boulevard Mall placed the loan into special servicing status and communicated to the Company that they would be unwilling to extend the term and discount the loan. As a result of this and the continued decline in operating results of the property, management concluded that it was in the best interest of the Company to convey the property to the lender. As the Company intended on conveying the property to the lender during 2013, the Company revised its intended hold period of this property to less than one year. The change in the hold period adjusted the undiscounted cash flows utilized in the impairment analysis and the Company concluded that the property was not recoverable. The Company recorded an impairment charge on the property of $21.7 million during the year ended December 31, 2013, as the aggregate carrying value was higher than the fair value of the property. This impairment charge is included in "Loss from discontinued operations" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss). During the year ended December 31, 2013, the Company conveyed its interest in the property to the lender, which resulted in a gain on extinguishment of debt of $14.0 million, which is recorded in "Gain on extinguishment of debt from discontinued operations" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).

Table of Contents                                                 ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Acquisitions of Operating Properties

Acquisitions of properties are accounted for utilizing the acquisition method of accounting and, accordingly, the results of operations of acquired properties have been included in the results of operations from the respective dates of acquisitions. Estimates of future cash flows and other valuation techniques have been used to allocate the purchase price of the acquired property between land, buildings and improvements, equipment, debt, liabilities assumed and identifiable intangible assets and liabilities such as amounts related to in-place tenant leases, acquired above and below-market tenant and ground leases, and tenant relationships. No significant value has been ascribed to tenant relationships (see Note 3).

Intangible Assets and Liabilities

The following table summarizes our intangible assets and liabilities as a result of the application of acquisition accounting:

	Gross Asset (Liability)	Accumulated (Amortization)/ Accretion	Net Carrying Amount
	(In thousands)
December 31, 2015
Tenant leases:
In-place value	$96,301	$(42,446)	$53,855
Above-market	97,421	(57,241)	40,180
Below-market	(67,081)	24,489	(42,592)
Ground leases:
Below-market	3,682	(692)	2,990

December 31, 2014
Tenant leases:
In-place value	$97,745	$(43,481)	$54,264
Above-market	109,862	(58,866)	50,996
Below-market	(65,476)	22,184	(43,292)
Ground leases:
Below-market	3,682	(537)	3,145

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

Amortization of in-place intangible assets decreased the Company's net income by $22.5 million, $26.6 million, and $17.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. Amortization of in-place intangibles is included in "Depreciation and amortization" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).

Amortization of above-market and below-market lease intangibles decreased the Company's revenue by $6.6 million, $13.1 million, and $15.7 million for the years ended December 31, 2015, 2014, and 2013, respectively. Amortization of above-market and below-market leasing intangibles are included in "Minimum rents" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).

The intangibles above are related to specific tenant leases. Should a termination occur earlier than the date indicated in the lease, the related intangible assets or liabilities, if any, related to the lease are written off to expense or income, as applicable. The net impact of intangible write-offs for the year ended December 31, 2015 was $32.3 million, which is included on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).

Table of Contents                                                 ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Future amortization/accretion of these intangibles is estimated to decrease the Company's net income as follows:

Year	In-place lease intangibles	Above/(below) market leases, net
	(In thousands)
2016	$17,136	$2,056
2017	$9,291	$2,942
2018	$6,502	$686
2019	$4,680	$(587)
2020	$3,686	$(1,158)

Cash and Cash Equivalents
The Company considers all demand deposits with a maturity of three months or less, at the date of purchase, to be cash equivalents.
Restricted Cash

Restricted cash consists of security deposits and cash escrowed under loan agreements for debt service, real estate taxes, property insurance, tenant improvements, capital renovations and capital improvements.

Interest Rate Hedging Instruments

The Company recognizes its derivative financial instruments in either "Prepaid expenses and other assets, net" or "Accounts payable and accrued expenses, net", as applicable, in the Consolidated Balance Sheets and measures those instruments at fair value. The accounting for changes in fair value (i.e., gain or loss) of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. To qualify as a hedging instrument, a derivative must pass prescribed effectiveness tests, performed quarterly using both quantitative and qualitative methods. During the year ended December 31, 2015, the Company entered into four derivative agreements that qualify as hedging instruments and were designated, based upon the exposure of being hedged, as cash flow hedges. The fair value of the cash flow hedges as of December 31, 2015 was $0.6 million and $0.7 million and is included in "Prepaid expenses and other assets, net" and "Accounts payable and accrued expenses, net" in the Company's Consolidated Balance Sheets, respectively. The fair value of the Company's interest rate hedge is classified as Level 2 in the fair value measurement table. To the extent they are effective, changes in fair value of cash flow hedges are reported in "Accumulated other comprehensive income (loss)" ("AOCI/L") and reclassified into earnings in the same period or periods during which the hedged item affects earnings. The ineffective portion of the hedge, if any, is recognized in current earnings during the period of change in fair value. The gain or loss on the termination of an effective cash flow hedge is reported in AOCI/L and reclassified into earnings in the same period or periods during which the hedged item affects earnings. The Company also assesses the credit risk that the counterparty will not perform according to the terms of the contract.

Revenue Recognition and Related Matters

Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. Minimum rent revenues also include amounts collected from tenants to allow for the termination of their leases prior to their scheduled termination dates, amortization related to above and below-market tenant leases on acquired properties and tenant inducements, and percentage rents in lieu of minimum rent from those leases where the Company receives a percentage of tenant revenues.

Table of Contents                                                 ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of amortization of straight-line rent, lease termination income, net amortization related to above and below-market tenant leases, amortization of tenant inducements, and percentage rent in lieu of minimum rent for the years ended December 31, 2015, 2014 and 2013:

	Years ended December 31,
	2015	2014	2013
	(In thousands)
Straight-line rent amortization	$1,217	$1,785	$3,488
Lease termination income	1,867	2,204	413
Net amortization of above and below-market tenant leases	(6,578)	(13,073)	(15,672)
Amortization of tenant inducement	(72)	(28)	(1,000)
Percentage rents in lieu of minimum rent	7,609	6,731	7,071

Straight-line rent receivables represent the current net cumulative rents recognized prior to when billed and collectible, as provided by the terms of the leases. The following is a summary of straight-line rent receivables, which are included in "Accounts receivable, net," in the Company's Consolidated Balance Sheets and are reduced by an allowance for doubtful accounts:

	December 31, 2015	December 31, 2014
	(In thousands)
Straight-line rent receivables, net	$14,856	$14,431

The Company provides an allowance for doubtful accounts against the portion of accounts receivable, including straight-line rents, which is estimated to be uncollectible. Such allowances are reviewed periodically based upon our recovery experience. The Company also evaluates the probability of collecting future rent which is recognized currently under a straight-line methodology. This analysis considers the long term nature of the Company's leases, as a certain portion of the straight-line rent currently recognizable will not be billed to the tenant until future periods. The Company's experience relative to unbilled straight-line rent receivable is that a certain portion of the amounts recorded as straight-line rental revenue are never collected from (or billed to) tenants due to early lease terminations. For that portion of the recognized deferred rent that is not deemed to be probable of collection, an allowance for doubtful accounts has been provided. Accounts receivable are shown net of an allowance for doubtful accounts of $3.4 million as of December 31, 2015 and 2014. The following table summarizes the changes in allowance for doubtful accounts for all receivables:

	2015	2014	2013
	(In thousands)
Balance at January 1,	$3,353	$2,798	$2,545
Provision for doubtful accounts	1,746	1,228	887
Write-offs	(1,724)	(673)	(634)
Balance at December 31,	$3,375	$3,353	$2,798

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other revenues generally consist of amounts earned by the Company for vending, advertising, and marketing revenues earned at the Company's malls and is recognized on an accrual basis over the related service period.

Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) applicable to common shareholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per share is calculated similarly; however, it reflects potential dilution of securities by adding the incremental weighted average shares that would have been outstanding assuming all potentially dilutive securities were converted into common stock at the earliest date possible to the weighted-average number of shares of common stock outstanding for the period. For the years ended December 31, 2015, 2014 and 2013, there were 3,490,421, 3,313,869 and 2,579,171 stock options outstanding, respectively, that potentially could be converted into shares of common stock and 72,484, 205,731 and 278,617 shares of non-vested restricted stock outstanding, respectively. The impact of dilutive stock options and non-vested restricted stock have been considered in the calculation of diluted weighted average shares outstanding for the year ended December 31, 2015. These stock options and shares of restricted stock have been excluded from this computation for the years ended December 31, 2014 and 2013, as their effect is anti-dilutive.

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

The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as considers counterparty credit risk in our assessment of fair value.  Considerable judgment is necessary to interpret Level 2 and 3 inputs in determining the fair value of our financial and non-financial assets and liabilities.  Accordingly, the Company's fair value estimates, which are made at the end of each reporting period, may be different than the amounts that may ultimately be realized upon the sale or disposition of these assets.

Table of Contents                                                 ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth information regarding the Company's financial and non-financial instruments that are measured at fair value on a recurring and non-recurring basis by the above categories:

	Total Fair Value Measurement	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2015
Recurring basis:
Assets:
Interest rate cap	$612	$—	$612	$—
Liabilities:
Interest rate swap	$(677)	$—	$(677)	$—
Non-recurring basis:
Investment in Real Estate	$—	$—	$—	$—
December 31, 2014
Recurring basis:
Assets:
Interest rate cap	$1	$—	$1	$—
Liabilities:
Interest rate swap	$(482)	$—	$(482)	$—
Non-recurring basis:
Investment in Real Estate (1)	$74,237	$—	$—	$74,237
Explanatory Note:
(1) The carrying value includes each mall's respective land, building, and in-place lease value.

The following is a reconciliation of the carrying value of properties that were impaired and disposed of during the years ended December 31, 2015 and 2014:

	Collin Creek Mall (1)(3)	Steeplegate Mall (1)(4)
Beginning carrying value, January 1, 2014	$60,120	$34,789
Capital expenditures	1,449	456
Depreciation and amortization expense	(4,723)	(1,700)
Loss on impairment of real estate	(5,079)	(10,886)
Disposition of real estate asset	—	—
Ending carrying value, December 31, 2014	$51,767	$22,659

	Collin Creek Mall (1)	Steeplegate Mall (1)
Beginning carrying value, January 1, 2015	$51,767	$22,659
Capital expenditures	—	—
Depreciation and amortization expense	(539)	(219)
Loss on impairment of real estate	(2,900)	—
Disposition of real estate asset (2)	(48,328)	(22,440)
Ending carrying value, December 31, 2015	$—	$—
Explanatory Note:
(1) The carrying value includes each mall's respective land, building, in-place lease value, and above and below market lease values.
(2) The property was conveyed to its mortgage lender during the year ended December 31, 2015.

Table of Contents                                                 ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3) Valued using a Terminal Capitalization Rate as of December 31, 2014.
(4) Valued using a Discounted Cash Flow Analysis with Discount Rate and Terminal Capitalization Rates as of December 31, 2014 as reflected in the table below.

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

The following table sets forth quantitative information about the unobservable inputs of the Company's Level 3 Real Estate, which are recorded at fair values as of December 31, 2014:

As of December 31,
Unobservable Quantitative Inputs	2014
Discount Rate	11.0%
Terminal Capitalization Rate	9.5% - 10.0%

The properties were conveyed to their lenders during the year ended December 31, 2015.

The Company uses interest rate swaps and caps to mitigate the effect of interest rate movements on its variable-rate debt. The Company had four interest rate swaps and one interest rate cap as of December 31, 2015 and one interest rate swap and one interest rate cap as of December 31, 2014, and the interest rate swaps qualified for hedge accounting. The interest rate swaps have met the effectiveness test criteria since inception and changes in their fair values are reported in "Other comprehensive income/(loss)" ("OCI/L") and are reclassified into earnings in the same period or periods during which the hedged item affects earnings. The interest rate cap did not qualify for hedge accounting and changes in its fair value are reported in earnings during the period incurred. The fair value of the Company's interest rate hedges, classified under Level 2, are determined based on prevailing market data for contracts with matching durations, current and anticipated LIBOR information, consideration of the Company's credit standing, credit risk of the counterparty, and reasonable estimates about relevant future market conditions. See Note 7 for additional information regarding the Company's interest rate hedging instruments.

The Company's financial instruments are short term in nature and as such their fair values approximate their carrying amount in our Consolidated Balance Sheets except for debt. As of December 31, 2015 and 2014, management’s estimates of fair value are presented below. The Company estimated the fair value of the debt using a future discounted cash flow analysis based on the use and weighting of multiple market inputs. As a result of the frequency and availability of market data, the inputs used to measure the estimated fair value of debt are Level 3 inputs. The primary sensitivity in these calculations is based on the selection of appropriate discount rates.

	December 31, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Fixed-rate debt	$1,137,818	$1,156,729	$1,249,195	$1,248,928
Variable-rate debt	568,695	571,390	335,304	336,791
Total mortgages, notes and loans payable	$1,706,513	$1,728,119	$1,584,499	$1,585,719

Offering Costs

Costs associated with the issuance of common stock and rights offering to the Company's stockholders were deferred and charged against the gross proceeds of the offering upon the sale of shares during the year ended December 31, 2014 (see Note 11).

Table of Contents                                                 ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Leases

Leases which transfer substantially all the risks and benefits of ownership to tenants are considered finance leases and the present values of the minimum lease payments and the estimated residual values of the leased properties, if any, are accounted for as receivables. Leases which transfer substantially all the risks and benefits of ownership to the Company are considered capital leases and the present values of the minimum lease payments are accounted for as assets and liabilities. All other leases are treated as operating leases. As of December 31, 2015 and 2014, all of the Company's leases are treated as operating leases.

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

	Gross Asset	Accumulated Amortization	Net Carrying Amount
	(In thousands)
December 31, 2015
Deferred lease costs	$61,626	$(16,990)	$44,636
Deferred financing costs	18,243	(6,348)	11,895
Total	$79,869	$(23,338)	$56,531

December 31, 2014
Deferred lease costs	$55,647	$(14,683)	$40,964
Deferred financing costs	19,151	(7,504)	11,647
Total	$74,798	$(22,187)	$52,611

Stock-Based Compensation

The Company recognizes all stock-based compensation to employees, including grants of employee stock options and restricted stock awards, in the financial statements as compensation cost. The compensation cost is amortized over the respective vesting period based on its fair value on the date of grant.
Asset Retirement Obligations
The Company evaluates any potential asset retirement obligations, including those related to disposal of asbestos containing materials and environmental remediation liabilities. The Company recognizes the fair value of such obligations in the period incurred if a reasonable estimate of fair value can be determined. As of December 31, 2015 and 2014, estimated costs of environmental remediation of approximately $6.1 million and $4.5 million, respectively, have been recorded as a liability in "Accounts payable and accrued expenses, net" on the Company's Consolidated Balance Sheets. The Company does not believe that actual remediation costs will be materially different than the estimates as of December 31, 2015.

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

Table of Contents                                                 ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Discontinued Operations

Prior to 2014, the Company reclassified to discontinued operations any material operations and gains or losses on disposal related to properties that were held for sale or disposed of during the relevant period, in accordance with the applicable accounting standards. In 2014, the Company early adopted Accounting Standards Update ("ASU") 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" issued by the Financial Accounting Standards Board ("FASB"). ASU 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. The Company applied the revised definition to all disposals on a prospective basis beginning January 1, 2014.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)". This topic provides for five principles which should be followed to determine the appropriate amount and timing of revenue recognition for the transfer of goods and services to customers. The principles in this ASU should be applied to all contracts with customers regardless of industry. The amendments in this ASU are effective for reporting periods beginning after December 15, 2017, with two transition methods of adoption allowed. Early adoption for reporting periods prior to December 15, 2017 is not permitted. The Company is evaluating the financial statement impact of the guidance in this ASU.

In August 2014, the FASB issued ASU 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern". This topic provides guidance on management's responsibility to evaluate whether there is substantial doubt about a company's ability to continue as a going concern and requires related footnote disclosures. The amendments in this ASU are effective for the annual period after December 15, 2016, and for annual and interim periods thereafter. The Company is currently evaluating the impact of the guidance in this ASU.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”, which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU 2015-02 is effective for the Company beginning January 1, 2016. Early adoption is permitted. The Company does not expect the adoption of this standard to have a significant impact on the Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs", which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability. For public business entities, this ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Entities should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The Company had $11.9 million in debt issuance costs included in "Deferred Expenses, Net" on the Consolidated Balance Sheet as of December 31, 2015. The Company will adopt this ASU effective January 1, 2016.

In August 2015, the FASB issued an update ASU 2015-15, " Interest – Imputation of Interest" to ASC Topic 835, "Capitalization of Interest". For debt issuance costs related to line-of-credit arrangements, ASU 2015-15 allows entities to present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company will adopt this ASU effective January 1, 2016.

In January 2016, the FASB issued an update ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities" to ASC Topic 825, "Financial Instruments" (“ASC 825”).  ASU 2016-01 amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments, including the requirement to measure certain equity investments at fair value with changes in fair value recognized in net income.  ASU 2016-01 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017.  We are currently evaluating the impact of the adoption of ASU 2016-01 on our Consolidated Financial Statements.

Table of Contents                                                 ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3                                                    ACQUISITIONS

The Company includes the results of operations of real estate assets acquired in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) from the date of the related transaction.

The following table presents the Company's acquisitions during the years ended December 31, 2015, 2014 and 2013:

	Date Acquired	Property Name	Location	Square Footage Acquired	Purchase Price
2015 Acquisitions					(In thousands)
	1/28/2015	Mt. Shasta Mall (1) (2)	Redding, CA	521,000	$49,000
	6/3/2015	Fig Garden Village (1) (3)	Fresno, CA	301,459	106,100
	11/12/2015	The Shoppes at Carlsbad (1) (4)	Carlsbad, CA	1,117,040	170,000
			2015 Acquisitions Total	1,939,499	$325,100
2014 Acquisitions
	5/22/2014	The Shoppes at Bel Air (1) (5)	Mobile, AL	1,004,439	$131,917
	8/29/2014	The Mall at Barnes Crossing (6)	Tupelo, MS	736,607	98,850
			2014 Acquisitions Total	1,741,046	$230,767
2013 Acquisitions
	7/24/2013	Greenville Mall (1) (7)	Greenville, NC	413,759	$48,900
	12/11/2013	Chesterfield Towne Center (1) (8)	Richmond, VA	1,016,258	165,500
	12/11/2013	The Centre at Salisbury (1) (9)	Salisbury, MD	721,396	127,000
			2013 Acquisitions Total	2,151,413	$341,400
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
(4) In conjunction with the closing of this transaction, the Operating Partnership issued $140.0 million of its Series A Preferred Units to the seller. Distributions on the Series A Preferred Units accumulate at an annual rate of 5% and are payable quarterly. The Series A Preferred Units may be redeemed by the Company after three years (subject to certain tax protection payments if the Company redeems the Series A Preferred Units prior to 2022) and by the holder after ten years, in either case at par plus accumulated and unpaid distributions and in the form of cash or common units of limited partnership ("Common Units") of the Operating Partnership as determined by us (See Note 10 for further details on our non-controlling interest in operating partnership.) In December 2015, The Shoppes at Carlsbad was added to the 2013 Senior Facility collateral pool (see Note 5 for further details on the 2013 Senior Facility).
(5) The Company assumed an existing $112.5 million non-recourse mortgage loan with the acquisition. The loan bears interest at a fixed rate of 5.30%, matured in December 2015, and amortizes on a 30 year schedule thereafter. In October 2015, the Company refinanced the loan with a new non-recourse mortgage loan for $120.0 million. The initial funding of $110.5 million was used to retire the outstanding mortgage loan of $109.5 million. The loan provides for an additional subsequent funding of $9.5 million upon achieving certain conditions. The loan has an initial maturity of November 2018 with a one year extension option. The loan bears interest at a floating rate of LIBOR (30 day) plus 235 basis points and is interest only for the first two years. (See Note 5 of Consolidated Financial Statements for further details).
(6) Rouse acquired a 51% controlling interest in the mall and related properties. In conjunction with the closing of this transaction, the Company closed on a new $67.0 million non-recourse mortgage loan that bears interest at 4.29%, matures in September 2024, is interest only for the first three years and amortizes over a 30 years thereafter. In November 2015, the Company purchased an additional 1.8% interest in the joint venture. As of December 31, 2015, the Company held 52.8% interest in the property. (See Note 13 for further details.)
(7) The Company assumed an existing $41.7 million non-recourse mortgage loan with the acquisition. The loan bears interest at a fixed rate of 5.29%, matured in December 2015, and amortizes on a 30 year schedule thereafter. A fair value adjustment of $0.2 million was recorded as a result of the mortgage assumption.. In October 2015, the Company refinanced the loan with a new non-recourse mortgage loan for $45.5 million, which bears interest at a fixed rate of 4.46%, matures in November 2025, and amortizes over 30 years thereafter. This loan replaced a $40.2 million non-recourse mortgage loan.
(8) The Company assumed an existing $109.7 million non-recourse mortgage loan with the acquisition. The loan bears interest at a fixed rate of 4.75%, matures in October 2022, and amortizes over 30 years. A fair value adjustment of $1.3 million was recorded as a result of the mortgage assumption.
(9) The Company assumed an existing $115.0 million partial recourse mortgage loan with the acquisition. The loan bears interest at a fixed rate of 5.79%, matures in May 2016, and is interest only. A fair value adjustment of $1.2 million was recorded as a result of the mortgage assumption.

The following table presents certain additional information regarding the Company's acquisitions during the years ended

Table of Contents                                                 ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2015, 2014 and 2013:

	Property Name	Land	Building and Improvements	Acquired Lease Intangibles	Acquired Above Market Lease Intangibles	Acquired Below Market Lease Intangibles	Other
2015 Acquisitions		(In thousands)
	Mt. Shasta Mall	$7,809	$38,008	$3,779	$915	$(1,813)	$302
	Fig Garden Village	18,774	79,528	7,366	3,975	(2,907)	(636)
	The Shoppes at Carlsbad	49,452	111,671	11,841	4,109	(8,395)	1,322
	Total	$76,035	$229,207	$22,986	$8,999	$(13,115)	$988
2014 Acquisitions
	The Shoppes at Bel Air	$8,969	$111,206	$11,329	$3,952	$(6,889)	$3,350
	The Mall at Barnes Crossing	17,969	75,949	6,973	4,700	(8,100)	1,359
	Total	$26,938	$187,155	$18,302	$8,652	$(14,989)	$4,709
2013 Acquisitions
	Greenville Mall	$9,088	$36,961	$5,076	$1,098	$(4,521)	$1,430
	Chesterfield Towne Center	19,387	135,825	8,755	4,843	(6,741)	2,181
	The Centre at Salisbury	22,580	96,050	9,326	4,043	(4,729)	972
	Total	$51,055	$268,836	$23,157	$9,984	$(15,991)	$4,583

The Company incurred acquisition and transaction related costs of $2.8 million, $1.0 million, and $2.1 million for the years ended December 31, 2015, 2014, and 2013, respectively. Acquisition and transaction related costs consist of due diligence costs such as legal fees, environmental studies, and closing costs. These costs are recorded in "Other" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).

During the year ended December 31, 2015, the Company recorded approximately $15.3 million in revenues and $2.6 million in net loss related to the acquisitions of Mt. Shasta Mall, Fig Garden Village and The Shoppes at Carlsbad. During the year ended December 31, 2014, the Company recorded approximately $14.6 million in revenues and $1.6 million in net loss related to the acquisitions of The Shoppes at Bel Air and The Mall at Barnes Crossing. During the year ended December 31, 2013, the Company recorded approximately $4.8 million in revenues and $1.1 million in net loss related to the acquisitions of Greenville Mall, Chesterfield Towne Center and The Centre at Salisbury.

The following condensed pro forma financial information for the years ended December 31, 2015 and 2014 includes pro forma adjustments related to the 2015 acquisitions of Mt. Shasta Mall, Fig Garden Village and The Shoppes at Carlsbad, which are presented assuming the acquisitions had been consummated as of January 1, 2014. The pro forma financial information for the year ended December 31, 2014 includes pro forma adjustments related to the 2014 acquisitions of The Shoppes at Bel Air and The Mall at Barnes Crossing, which are presented assuming the acquisitions had been consummated as of January 1, 2013. The pro forma financial information for the year ended December 31, 2013 includes pro forma adjustments related to the 2013 acquisitions of Greenville Mall, Chesterfield Town Center and The Centre at Salisbury, which are presented assuming the acquisitions had been consummated as of January 1, 2013.

The following condensed pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming the acquisitions had been consummated as of January 1, 2015, 2014 and 2013, nor does it purport to represent the results of operations for future periods. Pro forma adjustments include above and below-market amortization, straight-line rent, interest expense, and depreciation and amortization.

Table of Contents                                                 ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	For the Year Ended December 31,
	2015	2014	2013
(In thousands, except per share amounts)	(Unaudited)
Total revenues	$326,883	$343,703	$307,790
Net income (loss) allocable to common shareholders	40,465	(53,858)	(56,836)

Net income (loss) per share - basic	$0.70	$(0.94)	$(1.15)

Net income (loss) per share - dilutive	$0.70	$(0.94)	$(1.15)

Weighted average shares - basic	57,874,772	57,203,196	49,344,927
Weighted average shares - dilutive	58,188,741	57,203,196	49,344,927

NOTE 4                                                    PREPAID EXPENSES AND OTHER ASSETS, NET

The following table summarizes the significant components of prepaid expenses and other assets, net:

	December 31,
	2015	2014
	(In thousands)
Above-market tenant leases, net (Note 2)	$40,180	$50,996
Prepaid expenses	4,372	4,755
Below-market ground leases, net (Note 2)	2,990	3,145
Deposits	424	1,447
Other	1,068	2,347
Total prepaid expenses and other assets, net	$49,034	$62,690

Table of Contents                                                 ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5                                                    MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable are summarized as follows:

	December 31,
	2015	2014	Interest Rate at December 31, 2015	Schedule Maturity Date
Fixed-rate debt:	(In thousands)
Steeplegate Mall (1)	$—	$45,858	—%	—
Washington Park Mall (2)	—	10,505	—	—
Collin Creek Mall (1)	—	58,128	—	—
Grand Traverse Mall (2)	—	59,479	—	—
The Shoppes at Bel Air (3)	—	111,276	—	—
Vista Ridge Mall	65,611	68,537	6.87	April 2016
The Centre at Salisbury (4)	115,000	115,000	5.79	May 2016
The Mall at Turtle Creek	76,615	77,648	6.54	June 2016
West Valley Mall (5)	59,000	59,000	3.24	September 2018
The Shoppes at Gateway (3)	75,000	—	3.64	January 2020
Pierre Bossier Mall	45,875	46,654	4.94	May 2022
Pierre Bossier Anchor	3,550	3,637	4.85	May 2022
Southland Center (MI)	74,806	76,037	5.09	July 2022
Chesterfield Towne Center	106,379	107,967	4.75	October 2022
Animas Valley Mall	49,156	50,053	4.41	November 2022
Lakeland Square	66,814	68,053	4.17	April 2023
Valley Hills Mall	65,362	66,492	4.47	July 2023
Chula Vista Center (3) (6)	70,000	70,000	4.18	July 2024
The Mall at Barnes Crossing (3)	67,000	67,000	4.29	September 2024
Bayshore Mall (3)	46,500	46,500	3.96	November 2024
Mt. Shasta Mall (3)	31,850	—	4.19	March 2025
Fig Garden Village (3)	74,200	—	4.14	June 2025
Greenville Mall (3)	45,440	40,602	4.46	November 2025
Total Fixed-rate debt	$1,138,158	$1,248,426
Less: Market rate adjustments	(340)	769
	$1,137,818	$1,249,195
Variable- rate debt:
NewPark Mall (3) (7)	$114,245	$65,304	2.53%	September 2018
The Shoppes at Bel Air (3) (8)	110,450	—	2.78	November 2018
2013 Term Loan (9) (10)	285,000	260,000	2.77	November 2018
2013 Revolver (9) (10)	59,000	10,000	2.76	November 2017
Total Variable-rate debt	$568,695	$335,304

Total mortgages, notes and loan payable	$1,706,513	$1,584,499

Table of Contents                                                 ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Explanatory Notes:

(1) The Company conveyed the related property to its lender in full satisfaction of the debt during 2015.
(2) The Company repaid the mortgage debt balance during 2015.
(3) See the significant property loan refinancings and acquisitions table below, under "—Property-Level Debt" in this Note 5 for additional information regarding the debt related to each property.
(4) The Company guaranteed a maximum amount of $3.5 million until certain financial covenants are met for two consecutive years.
(5) During January 2014, the Company entered into an interest rate swap transaction which fixed the interest rate on the loan for this property at 3.24%, through June 2018. See Note 7 for further details.
(6) On July 1, 2014, the Company removed Chula Vista Center from the 2013 Senior Facility (as defined below) collateral pool and placed a new non-recourse mortgage loan on Chula Vista Center. The Sikes Senter mortgage loan was repaid on July 1, 2014 from proceeds from the Chula Vista Center refinancing and upon repayment, Sikes Senter was added to the 2013 Senior Facility collateral pool with no change to the outstanding 2013 Senior Facility collateral pool balance.
7) LIBOR (30 day) plus 210 basis points. The Company entered into an interest rate swap transaction which fixed the interest rate on the loan for this property at 3.26% beginning January 2016, through September 2018. See Note 7 for further details.
(8) LIBOR (30 day) plus 235 basis points. The Company entered into an interest rate swap transaction beginning January 2016, which fixed the interest rate at 3.34% through November 2018. See Note 7 for further details.
(9) LIBOR (30 day) plus 233 basis points.
(10) On June 30, 2015, the Company exercised a portion of its "accordion feature" on the 2013 Senior Facility, increasing the 2013 Term Loan (as defined below) from $260.0 million to $285.0 million and increasing the availability on the 2013 Revolver (as defined below) from $285.0 million to $310.0 million.

Property-Level Debt

The Company had individual property-level debt (the “Property-Level Debt”) on 19 of its 36 assets, totaling $1.36 billion (excluding $0.3 million of market rate adjustments) as of December 31, 2015. As of December 31, 2014, the Company had individual property-level debt on 20 of its 36 assets, representing $1.31 billion (excluding $0.8 million of market rate adjustments) as of December 31, 2014. As of December 31, 2015 and 2014, the Property-Level Debt had a weighted average interest rate of 4.4% and 5.0%, respectively, and an average remaining term of 5.2 years and 4.9 years, respectively. The Property-Level Debt is generally non-recourse to the Company and is stand-alone (i.e., not cross-collateralized) first mortgage debt with the exception of customary recourse guarantees.

The following is a summary of significant property loan refinancings and acquisitions that occurred during the years ended December 31, 2015 and 2014 ($ in thousands):

Property	Date	Balance at Date of Refinancing	Interest Rate	Balance of New Loan	New Interest Rate	Net Proceeds (1)	Maturity
December 31, 2015
The Shoppes at Gateway (2) (3)	December 2015	$—	—%	$75,000	3.64%	$—	January 2020
Greenville Mall (4)	October 2015	40,171	5.29%	45,500	4.46%	3,281	November 2025
The Shoppes at Bel Air (5)	October 2015	109,467	5.30%	110,450	2.78%	—	November 2018
NewPark Mall (6) (7)	September 2015	64,665	3.44%	114,245	2.53%	47,942	September 2018
Fig Garden Village (8)	June 2015	—	—%	74,200	4.14%	—	June 2025
Mt. Shasta Mall (7)	February 2015	—	—%	31,850	4.19%	—	March 2025

December 31, 2014
Bayshore Mall (7)	October 2014	$—	—%	$46,500	3.96%	$43,400	November 2024
The Mall at Barnes Crossing (7)	August 2014	—	—%	67,000	4.29%	—	September 2024
Chula Vista Center (9)	July 2014	—	—%	70,000	4.18%	15,000	July 2024
Sikes Senter (9)	July 2014	54,618	5.20%	—	—%	—	—
The Shoppes at Bel Air	May 2014	—	—%	112,276	5.30%	—	December 2015

Explanatory Notes:
(1) Net proceeds are net of closing costs.
(2) During 2015, the Company removed The Shoppes at Gateway from the 2013 Senior Facility (as defined below) collateral pool and placed a new $75.0 million non-recourse mortgage loan on the property. The loan bears interest at a floating rate of LIBOR (30 day) plus 220 basis points and has an initial maturity of January 2020 with a one year extension option. The Company entered into an interest swap on the loan which fixed the interest rate at 3.64% through January

Table of Contents                                                 ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2020. See Note 7 for further details. In connection, with the removal of The Shoppes at Gateway from the 2013 Senior Facility, The Shoppes at Carlsbad was added to the 2013 Senior Facility collateral pool with no change to the outstanding 2013 Senior Facility balance.
(3) The loan is interest-only for the first four years.
(4) On October 8, 2015, the loan associated with Greenville Mall was refinanced with a new non-recourse mortgage loan for $45.5 million, which bears interest at a fixed rate of 4.46%, matures in November 2025, and amortizes over 30 years. This loan replaced a $40.2 million non-recourse mortgage loan which had a fixed interest rate of 5.29%.
(5) On October 8, 2015, the loan associated with The Shoppes at Bel Air was refinanced with a new non-recourse mortgage loan for $120.0 million. The initial funding of $110.5 million was used to retire the outstanding mortgage loan of $109.5 million, which had a fixed interest rate of 5.30%. The loan provides for an additional subsequent funding of $9.5 million upon achieving certain conditions. The loans bears interest at a floating rate of LIBOR (30 day) plus 235 basis points and is interest only for the first two years. The Company entered into an interest rate swap on this loan commencing in January 2016, which fixed the interest rate at 3.34% through November 2018. See Note 7 for further details.
(6) In September 2015, the loan associated with NewPark Mall was refinanced for $135.0 million, with an initial funding of $114.3 million. The loan provides for an additional funding of up to $20.8 million upon achieving certain conditions.  The loans bears interest at a floating rate of LIBOR (30 day) plus 210 basis points, has an initial maturity of September 2018 with a one year extension option and amortizes over 30 years thereafter. The Company entered into an interest rate swap on this loan beginning January 1, 2016, which fixed the interest rate at 3.26%, through September 2018. This loan replaced a $64.7 million non-recourse mortgage loan which had a floating rate of LIBOR (30 day) plus 235 basis points. See Note 7 for further details.
(7) The loan is interest-only for the first three years.
(8) The loan is interest-only for the first five years.
(9) On July 1, 2014, the Company removed Chula Vista Center, located in Chula Vista, CA, from the 2013 Senior Facility collateral pool and placed a new non-recourse mortgage loan on the property. Sikes Senter, located in Wichita Falls, TX, had an outstanding mortgage loan which was repaid on July 1, 2014 from proceeds from the Chula Vista Center refinancing. Upon repayment, Sikes Senter was added to the 2013 Senior Facility collateral pool with no change to the outstanding 2013 Senior Facility balance.

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

On July 1, 2015, the Company repaid the $59.0 million mortgage debt balance on Grand Traverse Mall, which had a fixed interest rate of 5.02%. On July 29, 2015, Grand Traverse Mall was added to the 2013 Senior Facility collateral pool.

Corporate Facility

2013 Senior Facility

On November 22, 2013, the Company entered into a $510.0 million secured credit facility that provides borrowings on a revolving basis of up to $250.0 million (the "2013 Revolver") and a $260.0 million senior secured term loan (the "2013 Term Loan" and together with the 2013 Revolver, the "2013 Senior Facility"). Borrowings on the 2013 Senior Facility bear interest at LIBOR plus 185 to 300 basis points based on the Company's corporate leverage. The Company has the option, subject to the satisfaction of certain conditions precedent, to exercise an "accordion" feature to increase the commitments under the 2013 Revolver and/or incur additional term loans in the aggregate amount of $250.0 million such that the aggregate amount of the commitments and outstanding loans under the 2013 Secured Facility does not exceed $760.0 million. During the year ended December 31, 2014, through an amendment to the 2013 Senior Facility (the "2014 Amendment"), the Company exercised a portion of the "accordion" feature on the 2013 Senior Facility to increase the available borrowings of the 2013 Revolver thereunder from $250.0 million to $285.0 million. Then, during the year ended December 31, 2015, through an amendment to the 2013 Senior Facility, the Company exercised another portion of the "accordion" feature which increased the aggregate amount of commitments under the 2013 Senior Facility from $545.0 million to $595.0 million. The exercise increased availability on the 2013 Revolver from $285.0 million to

Table of Contents                                                 ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

$310.0 million and increased the 2013 Term Loan from $260.0 million to $285.0 million. The term and rates of the Company's 2013 Senior Facility were otherwise unchanged.

The 2013 Revolver has an initial term of four years with a one year extension option and the 2013 Term Loan has a term of five years. As of December 31, 2015, the Company had drawn $59.0 million on the 2013 Revolver. The Company is required to pay an unused fee related to the 2013 Revolver equal to 0.20% per year if the aggregate unused amount is greater than or equal to 50% of the 2013 Revolver or 0.30% per year if the aggregate unused amount is less than 50% of the 2013 Revolver. During the years ended December 31, 2015 and 2014, the Company incurred $0.7 million and $0.8 million, respectively, of unused fees related to the 2013 Revolver. Under the 2013 Revolver, letters of credit totaling $5.6 million were outstanding as of December 31, 2015 in connection with three properties. Additionally, the Company had $0.1 million of letters of credit outstanding in relation to The Shoppes at Knollwood Mall. During each of the years ended December 31, 2015 and 2014, the Company incurred $0.1 million of letter of credit fees.

The 2013 Senior Facility contains representations and warranties, affirmative and negative covenants and defaults and cross-default provisions that are customary for such a real estate loan. In addition, the 2013 Senior Facility requires compliance with certain financial covenants, including borrowing base loan to value and debt yield, corporate maximum leverage ratio, minimum ratio of adjusted consolidated earnings before interest, tax, depreciation and amortization to fixed charges, minimum tangible net worth, minimum mortgaged property requirement, maximum unhedged variable rate debt and maximum recourse indebtedness. Failure to comply with the covenants in the 2013 Senior Facility would result in a default thereunder and, absent a waiver or an amendment from our lenders, cause the acceleration of all outstanding borrowings under the 2013 Senior Facility. The default interest rate following a payment event of default under the 2013 Senior Facility is 3.0% more than the then-applicable interest rate. No assurance can be given that the Company would be successful in obtaining such waiver or amendment, or that any accommodations that the Company was able to negotiate would be on terms as favorable as those in the 2013 Senior Facility. In connection with the 2014 Amendment, certain modifications were made to the financial covenant calculations in the 2013 Senior Facility. As of December 31, 2015, the Company was in compliance with all of the debt covenants related to the 2013 Senior Facility.

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

Total Mortgage and Corporate Debt

As of December 31, 2015, $2.41 billion of land, buildings and equipment (before accumulated depreciation) have been pledged as collateral for our mortgages, notes and loans payable. Certain mortgage notes payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.

The weighted-average interest rate on our collateralized mortgages, notes and loans payable was approximately 4.1% and 4.6% as of December 31, 2015 and December 31, 2014, respectively. The average remaining term was 4.7 years as of December 31, 2015 and December 31, 2014, respectively.

Table of Contents                                                 ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2015, future scheduled maturities of outstanding long term debt obligations are as follows ($ in thousands):

Total
2016	$265,493
2017	69,814
2018	579,480
2019	13,109
2020	89,243
Thereafter	689,714
$1,706,853
Unamortized market rate adjustment	(340)
Total mortgages, notes and loans payable	$1,706,513

NOTE 6                                                ACCOUNTS PAYABLE AND ACCRUED EXPENSES, NET

The following table summarizes the significant components of accounts payable and accrued expenses, net:

	December 31,
	2015	2014
	(In thousands)
Construction payable	$47,572	$16,272
Below-market tenant leases, net (Note 2)	42,592	43,292
Accrued dividend	10,472	9,885
Accrued real estate taxes	8,773	9,028
Accounts payable and accrued expenses	8,096	9,901
Accrued payroll and other employee liabilities	7,778	9,352
Accrued interest	6,868	4,380
Deferred income	5,420	5,471
Asset retirement obligation liability	6,085	4,545
Tenant and other deposits	1,706	1,336
Other	1,926	514
Total accounts payable and accrued expenses, net	$147,288	$113,976

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

Table of Contents                                                 ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The effective portion of changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) ("AOCI/L") and is subsequently reclassified into earnings in the period in which the hedged forecasted transactions affect earnings. During the years ended December 31, 2015 and 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate borrowings. The ineffective portion of the change in fair value of the derivatives is recognized in earnings. During the years ended December 31, 2015 and 2014, the Company recorded no hedge ineffectiveness for the interest rate swaps.

Amounts reported in AOCI/L related to derivatives are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of December 31, 2015, the Company expects that an additional $1.9 million will be reclassified as an increase to interest expense over the next 12 months.

Interest Rate Swaps

The Company entered into an interest rate swap to hedge the risk of changes in cash flows on borrowings related to the West Valley Mall in January 2014 through June 2018. The interest related to this loan was computed at a variable rate of LIBOR plus 1.75% and the Company swapped this for a fixed rate of 1.49% plus a spread of 1.75%.

In September 2015, the Company entered into an interest rate swap to hedge the risk of changes in cash flows on borrowings related to NewPark Mall through September 2018. The interest related to this loan was computed at a variable rate of LIBOR plus 2.10% with a forward starting swap, beginning on January 1, 2016 with a fixed interest rate of 1.16% plus a spread of 2.10%.

In October 2015, the Company entered into an interest rate swap to hedge the risk of changes in cash flows on borrowings related to The Shoppes at Bel Air through November 2018. The interest related to this loan was computed at a variable rate of LIBOR plus 2.35% with a forward starting swap, beginning on January 1, 2016 with a fixed interest rate of 0.99% plus a spread of 2.35%.

In December 2015, the Company entered into an interest rate swap to hedge the risk of changes in cash flows on borrowings related to The Shoppes at Gateway through January 2020. The interest related to this loan was computed at a variable rate of LIBOR plus 2.33% and the Company swapped this for a fixed rate of 1.44% plus a spread of 2.33%.

The interest rate swaps protect the Company from increases in the hedged cash flows attributable to increases in LIBOR.

As of December 31, 2015, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
		(in thousands)
Interest rate swap	4	$358,700

Non-Designated Hedges - Interest Rate Cap

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the hedge accounting requirements. Changes in the fair value of the derivative not designated as hedges are recorded directly in earnings. For each of the years ended December 31, 2015 and 2014, such amounts equaled $578 and $0.04 million. As of December 31, 2015, the Company had the following outstanding derivative:

Interest Rate Derivative	Number of Instruments	Notional Amount
		(in thousands)
Interest rate cap	1	$64,445

Table of Contents                                                 ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Company's Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014:

Instrument Type	Location in consolidated balance sheets	Notional Amount	Designated Benchmark Interest Rate	Strike Rate	Fair Value at December 31, 2015	Fair Value at December 31, 2014	Maturity Date
Derivative not designated as hedging instruments		(dollars in thousands)
Interest Rate Cap	Prepaid expenses and other assets, net	$64,445	One-month LIBOR	4.5%	$—	$1	May 2016
Derivative designated as hedging instruments
Pay fixed / receive variable rate swap	Accounts payable and accrued expenses, net	$59,000	One-month LIBOR	1.5%	$(577)	$(482)	June 2018
Pay fixed / receive variable rate swap	Accounts payable and accrued expenses, net	$114,250	One-month LIBOR	1.2%	$(24)	$—	September 2018
Pay fixed / receive variable rate swap	Prepaid expenses and other assets, net	$110,450	One-month LIBOR	1.0%	$612	$—	November 2018
Pay fixed / receive variable rate swap	Accounts payable and accrued expenses, net	$75,000	One-month LIBOR	1.4%	$(75)	$—	January 2020

The table below presents the effect of the Company’s derivative financial instruments on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2015 and December 31, 2014.

			Location of Losses Reclassified from OCI/L Into Earnings (Effective Portion)			Location of Gain (Loss) Recognized in Earnings (Ineffective Portion)
Hedging Instrument	Gain (Loss) Recognized in OCI/L (Effective Portion)			Loss Recognized in Earnings (Effective Portion)			Gain Recognized in Earnings (Ineffective Portion)
	(dollars in thousands)
Year Ended December 31,	2015	2014		2015	2014		2015	2014

Pay fixed / receive variable rate swap	$(397)	$(1,210)	Interest expense	$813	$728	n.a.	$—	$—

Credit Risk-Related Contingent Features

The borrower (a special purpose entity) has an agreement with its derivative counterparty that contains a provision whereby if the borrower defaults on any of its indebtedness, including a default whereby repayment of such indebtedness has not been accelerated by the lender, the borrower could also be declared in default on its derivative obligations. The borrower has not posted any collateral related to this agreement. As of December 31, 2015, the fair value of the derivative liability, which includes accrued interest but excludes any adjustment for nonperformance risk, related to this agreement was $0.8 million. If the borrower had breached this provision as of December 31, 2015, it would have been required to settle its obligations under the agreement at its termination value of $0.8 million.

NOTE 8                                                   DISPOSITIONS OF REAL ESTATE ASSETS

Boulevard Mall

In June 2013, the Company conveyed its interest in Boulevard Mall to the lender of the loan related to the property. The property had been transferred to special servicing in January 2013 and the Company conveyed its interest in the property for the full satisfaction of the debt. This resulted in a gain on extinguishment of debt of $14.0 million for the year ended December 31, 2013. The Company's disposition and gain on extinguishment of debt are included in "Loss from discontinued operations" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss). Additionally, the conveyance of the

Table of Contents                                                 ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

property was structured as a reverse like-kind exchange transaction under Internal Revenue Code of 1986 ("the Code") Section 1031 for income tax purposes.

In June 2014, the Company reversed its value on an outstanding environmental liability on Boulevard Mall of $0.4 million which is included in "Other" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company's disposition and gain on extinguishment of debt, for the period presented, are included in "Loss from discontinued operations" in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss), the components of which are summarized below:

Year ended December 31, 2013
(In thousands, except per share amounts)
Total revenues	4,812

Operating expenses including depreciation and amortization	3,082
Provision for impairment	21,661
Total expenses	24,743

Operating income (loss)	(19,931)
Interest expense	(3,227)
Net loss from discontinued operations	(23,158)
Gain on extinguishment of debt	13,995
Net loss from discontinued operations	$(9,163)
Net loss from discontinued operations per share- Basic and Diluted	$(0.19)

In 2014, the Company adopted ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity", which changed the definition and criteria of property dispositions classified as discontinued operations, on a prospective basis. Under terms of the new guidance, the dispositions described below were not considered to be discontinued operations.

The results of operations of the properties below, as well as any gain on extinguishment of debt and impairment losses related to the properties, are included in "Income from continuing operations" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) for all periods presented, as applicable.

The Shoppes at Knollwood Mall

In January 2015, the Company sold The Shoppes at Knollwood Mall located in St. Louis Park, MN, for gross proceeds of $106.7 million. At closing, the Company entered into a development agreement with the buyer to complete the redevelopment of the property. The Company estimated $7.9 million of costs remained to complete the redevelopment project and escrowed the same amount of proceeds. The mortgage debt of $35.1 million was defeased simultaneously with the sale of the property. The Company recognized a gain of $34.8 million as a result of the disposition, which is reflected in "Gain on sale of real estate assets" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2015. The gain includes $2.3 million recognized upon completion of the redevelopment project for the new owner for the difference between actual costs to complete the project and the original estimated costs.

Steeplegate Mall

In March 2015, the Company conveyed Steeplegate Mall, located in Concord, NH, to its mortgage lender in full satisfaction of the debt. The loan had a net outstanding balance of approximately $45.9 million. The Company recognized a $22.8 million on

Table of Contents                                                 ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

gain related to the debt extinguishment, which is reflected in "Gain on extinguishment of debt" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2015.

Collin Creek Mall

In April 2015, the Company conveyed Collin Creek Mall, located in Plano, TX, to its mortgage lender in full satisfaction of the debt. The loan had a net outstanding balance of approximately $57.6 million. The Company recognized a $3.8 million gain related to the debt extinguishment, which is reflected in "Gain on extinguishment of debt" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2015.

NOTE 9                                                   INCOME TAXES

The Company elected to be taxed as a REIT beginning with the filing of its tax return for the 2011 fiscal year. As of December 31, 2015, the Company has met the requirements of a REIT and has filed its tax returns for the 2014 calendar year accordingly. Subject to its ability to meet the requirements of a REIT, the Company intends to maintain this status in future periods.

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

The Company has a subsidiary that it elected to treat as a taxable REIT subsidiary (TRS), which is subject to federal and state income taxes. For the years ended December 31, 2015, 2014 and 2013, the Company incurred approximately $0.06 million, $0.07 million and $0.08 million, respectively, in taxes associated with the TRS, which are recorded in "Provision for income taxes" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).

NOTE 10                                             NON-CONTROLLING INTEREST IN OPERATING PARTNERSHIP

In November 2015, the Operating Partnership issued 5,600,000 in Series A Preferred Units with a liquidation preference of $25.00 per unit, to an affiliate of Westfield U.S. Holdings, LLC (the “Holder”) as a portion of the consideration for the Operating Partnership's acquisition of The Shoppes at Carlsbad.  The Series A Preferred Units provide for a cumulative quarterly preferential cash distribution of 5% per annum of the Series A Liquidation Preference (i.e., $1.25 per unit). Subject to the obligations under the tax protection agreement described below, the Series A Preferred Units will be redeemable at the option of the Operating Partnership, in whole or in part, on or after November 12, 2018, at a redemption price equal to the Series A Liquidation Preference for the redeemed Series A Preferred Units plus accumulated and unpaid distributions to the redemption date (the "Redemption Price"). In addition, on or after November 12, 2025, the Holder will have the right to require the Operating Partnership to redeem all of the then-outstanding Series A Preferred Units at the Redemption Price. Further, if, at any time after January 1, 2022, the aggregate Series A Liquidation Preference exceeds 15% of the "equity base" (i.e., the value of the Operating Partnership's outstanding common units of limited partnership interest ("Common Units") (with such value to be determined pursuant to a formula set forth in the Operating Partnership’s partnership agreement) plus the liquidation preference of the Operating Partnership's outstanding preferred units of limited partnership interest) as of the end of a calendar quarter, then the Holder will have the right to require the Operating Partnership to redeem, at the Redemption Price, up to the amount of Series A Preferred Units necessary for the outstanding Series A Preferred Units to represent 15% of the equity base.

Table of Contents                                                 ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Except as noted below, any redemption of the Series A Preferred Units may be satisfied, at the Operating Partnership's option, in cash or Common Units, or a combination thereof. The value of any Common Units issued in connection with a redemption will equal 96% of the volume-weighted average price (VWAP) of the Company's shares of common stock over the 30 trading days prior to the applicable redemption date. Pursuant to the Operating Partnership’s partnership agreement, holders of Common Units have the right to cause the Operating Partnership to redeem their Common Units for cash or, at the Company's election, shares of common stock on a one-for-one basis, subject to adjustment as provided in the Operating Partnership’s partnership agreement. Notwithstanding the foregoing, the issuance by the Operating Partnership of Common Units, and the issuance by the Company of shares of common stock, as applicable, in connection with a redemption is subject to certain limitations, including that (i) a resale shelf registration statement with respect to such shares of common stock shall have been filed and become effective, in accordance with a registration rights agreement entered into between the Company and the Holder and (ii) as a result of the redemption, the Holder would not own more than 15% of the outstanding shares of the Company's common stock (assuming all Common Units issued in the redemption were immediately exchanged for common stock (the "As Exchanged Common Shares"). If the conditions of either (i) or (ii) in the prior sentence are not met, the redemption may only be satisfied in cash (in the case of (ii), only with respect to the number of Series A Preferred Units necessary such that the Holder would not own more than 15% of the As Exchanged Common Shares).
Also in connection with the acquisition of The Shoppes at Carlsbad, in November 2015, the Operating Partnership, the Company and the Holder entered into a tax protection agreement, pursuant to which the Operating Partnership agreed not to transfer the property for a period of six years (through December 31, 2021) (the "Tax Protection Period") if such transfer would result in the recognition of taxable income or gain to the Holder.
The tax protection agreement also requires the Company and the Operating Partnership to indemnify the Holder against certain tax liabilities (calculated pursuant to the tax protection agreement) resulting from specified events (all of which depend upon actions initiated by the Operating Partnership or the Company), including, among others:  (i) a transfer of the property during the Tax Protection Period; (ii) the redemption of Series A Preferred Units for cash during the Tax Protection Period; (iii) the redemption of Common Units (previously received by the Holder in connection with an optional redemption of Series A Preferred Units) for cash or shares of common stock during the Tax Protection Period; and (iv) the sale by the Holder of shares of common stock to the extent such shares had been received pursuant to a redemption of Common Units (previously received by the Holder in connection with an optional redemption of Series A Preferred Units during the Tax Protection Period), subject to certain limitations.
The following table summarizes activity relating to the non-controlling interest in the Operating Partnership for the year ended December 31, 2015:

(In thousands)	2015
Balance at January 1,	$—
Issuance of Series A Preferred Units	140,000
Preferred distribution accrued	953
Balance at December 31,	$140,953

NOTE 11                                                    EQUITY

On January 13, 2014, the Company issued 8,050,000 shares of common stock in an underwritten public offering of its common stock at a public offering price of $19.50 per share. Net proceeds of the public offering were approximately $150.7 million after deducting the underwriting discount of $6.3 million but before deducting offering costs.

Brookfield Asset Management, Inc. ("Brookfield Asset Management) and, together with its affiliates ("Brookfield") owned approximately 33.5% of the Company as of December 31, 2015.

Table of Contents                                                 ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Common Stock Dividends

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

On October 29, 2015, the Company's Board of Directors declared a fourth quarter common stock dividend of $0.18 per share, which was paid on January 29, 2016 to stockholders of record on January 15, 2016.

Distributions paid on our common stock and their tax status, as sent to our shareholders, is presented in the following tables. The tax status of Rouse distributions in 2015, 2014, and 2013 may not be indicative of future periods.

	Year Ended December 31,
	2015	2014	2013
Ordinary dividends	$0.20	$0.26	$0.26
Nontaxable distributions	0.51	0.38	0.20
Total	$0.71	0.64	0.46

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

Employee Stock Purchase Plan

On July 1, 2014, the Company commenced enrollment under its Employee Stock Purchase Plan (the "ESPP"). The ESPP was implemented to provide eligible employees of the Company and its participating subsidiaries with an opportunity to purchase common stock of the Company at a discount of 5%, through accumulated payroll deductions or other permitted contributions. The ESPP was adopted by the Company's Board of Directors on February 27, 2014 and approved by its stockholders on May 9, 2014. The maximum number of shares of common stock that may be issued under the ESPP is 500,000 subject to adjustments under certain circumstances. As of December 31, 2015, 6,286 shares were issued under the ESPP since its commencement.

Stock Repurchase Program

On October 29, 2015, the Board of Directors authorized management to implement a stock repurchase program in the maximum amount of $50.0 million over a period of up to two years. Purchases made pursuant to the stock repurchase program may be made in the open market from time to time as permitted by federal securities laws and other legal requirements.  The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors.  The stock repurchase program may be suspended or discontinued at any time.

Table of Contents                                                 ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During the year ended December 31, 2015, the Company repurchased 238,055 shares of its outstanding Common Stock for approximately $3.5 million, at an average cost of $14.73 per share. As of December 31, 2015, the Company had $46.5 million of remaining capacity to repurchase common stock under the stock repurchase program.

NOTE 12                                                  STOCK BASED COMPENSATION PLANS

Incentive Stock Plans

On January 12, 2012, the Company adopted the Rouse Properties, Inc. 2012 Equity Incentive Plan (the “Equity Plan”). The number of shares of common stock originally reserved for issuance under the Equity Plan was 4,887,997. The Equity Plan provides for grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, other stock-based awards and performance-based compensation (collectively, the "Awards"). Directors, officers, other employees and consultants of Rouse and its subsidiaries and affiliates are eligible for Awards. No participant may be granted more than 2,500,000 shares in any year, subject to certain adjustments. On February 26, 2015, the Company's Board of Directors approved an amendment ("Plan Amendment") to the Equity Plan increasing the total number of shares available for issuance to 7,387,997. On May 8, 2015, the Plan Amendment was approved by the Company's stockholders.

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

The following tables summarize stock option activity for the Equity Plan for the years ended December 31, 2015 and 2014:

	2015		2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock options outstanding at January 1,	3,313,869	$15.89	2,579,171	$15.14
Granted	1,057,000	17.67	778,498	18.36
Exercised	(326,645)	15.06	(1,680)	16.48
Forfeited	(527,763)	16.51	(42,120)	15.34
Expired	(26,040)	18.40	—	—
Stock options outstanding at December 31,(1)	3,490,421	$16.40	3,313,869	$15.89

	Stock Options Outstanding (1)
Issuance	Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price
March 2012	1,108,860	6.25	$14.72
August 2012	36,400	6.67	13.75
October 2012	276,623	6.83	14.47
February 2013	526,440	7.17	16.48
February 2014	596,400	8.17	18.40
July 2014	28,198	8.58	17.20
February 2015	717,500	9.17	17.18
March 2015	200,000	9.25	19.76
Stock options outstanding at December 31, 2015	3,490,421	7.56	$16.40

Table of Contents                                                 ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Explanatory Note:

(1) As of December 31, 2015 and December 31, 2014, 1,181,330 and 878,288, respectively, stock options became fully vested and are currently exercisable. As of December 31, 2015 and December 31, 2014, the intrinsic value of these options was $(0.9) million and $3.2 million, respectively, and such stock options had a weighted average stock price of $15.35 and $14.93, respectively. The weighted average remaining contractual term as of December 31, 2015 and December 31, 2014 was 6.7 years and 7.5 years, respectively.

The Company recognized $2.0 million, $1.8 million and $1.4 million in compensation expense related to the stock options for the years ended December 31, 2015, 2014 and 2013, respectively, which is recorded in "General and administrative" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).

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

The following table summarizes restricted stock activity for the years ended December 31, 2015 and 2014:

	2015		2014
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock grants outstanding at January 1,	205,731	$15.45	278,617	$14.85
Granted	53,550	17.18	42,489	18.40
Forfeited	(58,242)	15.41	—	—
Cancelled	—	—	—	—
Vested	(128,555)	15.33	(115,375)	15.08
Nonvested restricted stock grants outstanding at December 31,	72,484	$16.97	205,731	$15.45

The 58,242 shares of restricted stock that were forfeited during the year ended December 31, 2015 will be held in treasury for future restricted stock or option issuances. As of December 31, 2015, a total of 62,403 shares of restricted stock were forfeited and are currently being held in treasury for future restricted stock or options issuances.

The weighted average remaining contractual term (in years) of granted, non-vested restricted stock awards as of December 31, 2015 was 0.9 years.

The Company recognized $0.9 million, $1.9 million and $1.6 million in compensation expense related to the restricted stock for the years ended December 31, 2015, 2014 and 2013, respectively, which is included in "General and administrative" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).

Other Disclosures

The estimated values of options granted in the table above are based on the Black-Scholes pricing model using the assumptions in the table below. The estimate of the risk-free interest rate is based on the average of a 5- and 10-year U.S. Treasury note on the date the options were granted. The estimate of the dividend yield and expected volatility is based on a review of publicly-traded peer companies. The expected life is computed using the simplified method as the Company does not have historical share option data. The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model with the following 2015 and 2014 weighted-average assumptions:

Table of Contents                                                 ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2015:
Risk-free interest rate	1.56%
Dividend yield	4.19%
Expected volatility	27.19%
Expected life (in years)	6.5

2014:
Risk-free interest rate	1.83% - 1.95%
Dividend yield	3.70% - 3.95%
Expected volatility	27.75% - 28.27%
Expected life (in years)	6.5

As of December 31, 2015, total compensation expense, which had not yet been recognized, related to nonvested options and restricted stock grants was $6.1 million. Of this total, $2.6 million relates to 2016, $1.7 million relates to 2017, $1.1 million relates to 2018, $0.6 million relates to 2019, and $0.1 million relates to 2020, will be recognized, respectively, in "General and administrative" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss). These amounts may be impacted by future grants, changes in forfeiture estimates or vesting terms, and actual forfeiture rates differing from estimated forfeiture rates.

NOTE 13                                          NON-CONTROLLING INTEREST

The non-controlling interest on the Company's Consolidated Balance Sheets represents Series A Cumulative Non-Voting Preferred Stock ("Preferred Shares") of Rouse Holding, Inc. ("Holding"), a subsidiary of Rouse, and the interest in the Mall at Barnes Crossing entities.

Holding issued 111 Preferred Shares at a par value of $1,000 per share to third parties on June 29, 2012. The Preferred Shareholders are entitled to a cumulative preferential annual cash dividend of 12.5%. These Preferred Shares may only be redeemed at the option of Holding for $1,000 per share plus all accrued and unpaid dividends. Furthermore, in the event of a voluntary or involuntary liquidation of Holding, the Preferred Shareholders are entitled to a liquidation preference of $1,000 per share plus all accrued and unpaid dividends. The Preferred Shares are not convertible into or exchangeable for any property or securities of Holding.

On August 29, 2014, the Company purchased a 51% interest in three limited liability companies which together own and operate The Mall at Barnes Crossing, the Market Center, a strip shopping center located adjacent to the property, and various vacant land parcels associated with the development (collectively referred to as "The Mall at Barnes Crossing"). The Company determined it holds the controlling interest in the The Mall at Barnes Crossing. As a result, the joint venture is presented on the Company's Consolidated Financial Statements as of December 31, 2015 and December 31, 2014 and for the year ended December 31, 2015 and December 31, 2014, on a consolidated basis, with the interests of the third parties reflected as a non-controlling interest.

In connection with the acquisition, the Company formed a joint venture with other interest holders in the properties. Pursuant to the joint venture arrangements, the Company has the exclusive authority to manage the business of the joint venture, except for certain actions (e.g., disposing of the properties and incurring debt under certain circumstances) that would require the consent of a joint venture partner. At any time after August 29, 2017 (or earlier under certain circumstances), the Company will have the right to purchase its partners' interests in the joint venture at a purchase price generally equal to their fair market value (the "Call Price"). In addition, during the 30-day period beginning on August 29, 2017, a third-party partner will have a one-time option to cause us to purchase each third-party partner's respective interests in the joint venture at a purchase price calculated in the same manner as the Call Price. Consideration paid to our partners for their interests in the joint venture may, under certain circumstances, be in the form of shares of our common stock and/or Common Units of the Operating Partnership. If the consideration for the Call Price includes Common Units, the Company and a third-party partner will enter into a tax protection agreement that will provide for indemnification of such partner under certain circumstances against certain tax liabilities incurred by such partner, if such liabilities result from a transaction involving a taxable disposition of The Mall at Barnes Crossing or the failure to offer such partner the opportunity to guarantee certain indebtedness.

Table of Contents                                                 ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On November 4, 2015, the Company purchased a 1.8% interest from one of the interest holders for $0.6 million. As of December 31, 2015, the Company held a 52.8% interest in The Mall at Barnes Crossing.

NOTE 14                                            EARNINGS PER SHARE

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

The following table presents a reconciliation of net income (loss) used in basic and diluted EPS calculations (dollars in thousands, except per share data):

	Years Ended December 31,
	2015	2014	2013
Numerator for basic and diluted earnings per share
Income (loss) from continuing operations	$41,623	$(51,685)	$(45,582)
Net (income) loss attributable to non-controlling interests	76	(71)	—
Preferred distributions	(953)	—	—
Loss from discontinued operations	—	—	(9,163)
Net income (loss) allocable to common shareholders	$40,746	$(51,756)	$(54,745)
Earnings allocated to unvested participating security holders	—	—	(150)
Net income (loss) attributable to Rouse Properties, Inc. and allocable to common shareholders	$40,746	$(51,756)	$(54,895)

Denominator for basic and diluted earnings per share
Weighted average common shares outstanding - basic	57,874,772	57,203,196	49,344,927
Add: effect of assumed shares issued under treasury stock method for stock options and restricted shares	313,969	—	—
Weighted average common shares outstanding - diluted	58,188,741	57,203,196	49,344,927

Basic and Diluted earnings per share
Net income (loss) attributable to Rouse Properties, Inc. and allocable to common shareholders- basic	$0.70	$(0.90)	$(1.11)

Net income (loss) attributable to Rouse Properties, Inc. and allocable to common shareholders- diluted	$0.70	$(0.90)	$(1.11)

NOTE 15                                            RENTALS UNDER OPERATING LEASES

The Company receives rental income from the leasing of retail space under operating leases. The minimum future rentals based on operating leases of the Company's consolidated properties owned as of December 31, 2015 are as follows:

Table of Contents                                                 ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Year	Amount
(In thousands)
2016	$193,423
2017	156,601
2018	128,947
2019	109,935
2020	93,902
Subsequent	1,117,512
$1,800,320

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

NOTE 16                                           RELATED PARTY TRANSACTIONS

Transition Services Agreement with GGP

The Company entered into a transition services agreement with GGP whereby GGP or its subsidiaries provided to us, on a transitional basis, certain specified services for various terms not exceeding 18 months following the spin-off. The services that GGP provided to the Company included, amongst others, payroll, human resources and employee benefits, financial systems management, treasury and cash management, accounts payable services, telecommunications services, information technology services, asset management services, legal and accounting services and various other corporate services. The charges for the transition services generally were intended to allow GGP to fully recover their costs directly associated with providing the services, plus a level of profit consistent with an arm’s length transaction together with all out-of-pocket costs and expenses. The charges of each of the transition services were generally based on an hourly fee arrangement and pass-through out-of-pocket costs. As of December 31, 2013, the transition services agreement with GGP was terminated. For the year ended December 31, 2013, the costs associated with the transition services agreement were $0.1 million.

Office Leases with Brookfield

Upon its spin-off from GGP, the Company assumed a 10-year lease agreement with Brookfield, as landlord, for office space for its corporate office in New York City. Costs associated with the office lease for each of the years ended December 31, 2015, 2014 and 2013 were $1.1 million. There are no outstanding amounts payable as of December 31, 2015.

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

Table of Contents                                                 ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table describes the Company's future rental expenses related to the office leases for the Company's New York office:

Year	Amount
(In thousands)
2016	$1,086
2017	1,147
2018	1,147
2019	1,147
2020	1,147
Subsequent	1,083
$6,757

Subordinated Credit Facility with Brookfield

On the Spin-Off Date, the Company entered into a Subordinated Facility with a wholly-owned subsidiary of Brookfield, as lender, for a $100.0 million revolving credit facility.  The Company paid a one time upfront fee of $0.5 million related to this facility in 2012. In addition, the Company was required to pay a semi-annual revolving credit fee of $0.3 million related to this facility. For the year ended December 31, 2013, costs associated with the revolving credit fee were $0.5 million. On November 22, 2013, in conjunction with the Company's entrance into the 2013 Senior Facility, the Subordinated Facility was terminated (see Note 5 for further details).

Business Information and Technology Costs

As part of the spin-off from GGP, the Company commenced the development of its initial information technology platform ("Brookfield Platform"). The development of the Brookfield Platform required the Company to purchase, design and create various information technology applications and infrastructure. Brookfield Corporate Operations, LLC ("BCO") had been engaged to assist in the project development and to procure the various applications and infrastructure of the Company. The Company incurred approximately $0.3 million and $2.8 million of infrastructure costs during the years ended December 31, 2014 and 2013, respectively. For the years ended December 31, 2014 and 2013, the Company had approximately $8.3 million and $8.0 million, respectively, of infrastructure costs which were capitalized in "Buildings and equipment" on the Company's Consolidated Balance Sheets. As of December 31, 2015, the Company had accelerated and written off any remaining infrastructure costs related to the Brookfield Platform.

The Company was also required to pay a monthly information technology services fee to BCO. Approximately $1.1 million, $3.1 million and $2.0 million in costs were incurred for the years ended December 31, 2015, 2014 and 2013, respectively. As of the years ended December 31, 2015 and 2014, $0.2 million and $0.3 million were outstanding and payable.

Financial Service Center

During 2013, the Company engaged BCO's financial service center to manage certain administrative services of Rouse, such as accounts payable and receivable, employee expenses, lease administration, and other similar types of services. The Company no longer engages BCO's financial service center to manage such administrative services. Approximately $0.1 million, $2.2 million and $1.2 million in costs were incurred for the years ended December 31, 2015, 2014 and 2013, respectively, and are recorded in "General and administrative" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss). As of the years ended December 31, 2015 and 2014, there were no costs and $0.2 million outstanding and payable, respectively.

Demand Deposit from Brookfield U.S. Holdings

In August 2012, the Company entered into an agreement with Brookfield U.S. Holdings ("U.S. Holdings") to place funds into an interest bearing account which earns interest at LIBOR plus 1.05% per annum. The demand deposit is secured by a note from U.S. Holdings and guaranteed by Brookfield Asset Management Inc. The demand deposit had an original maturity of February 14, 2013 and was extended to November 14, 2014. However, the Company may have demanded the funds earlier by providing U.S. Holdings with a three day notice. The Company earned approximately $0.3 million and $0.5 million in interest income for the years ended December 31, 2014 and 2013, respectively. As of the year ended December 31, 2014, the agreement was terminated.

Table of Contents                                                 ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 17                                             COMMITMENTS AND CONTINGENCIES
In the normal course of business, from time to time, the Company is involved in legal proceedings relating to the ownership and operations of the Company's properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material effect on the Company's financial position, results of operations or liquidity.
In connection with the ownership and operation of real estate, the Company may be potentially liable for costs and damages related to environmental matters. In management's opinion, the liabilities, if any, that may ultimately result from such environmental matters are not expected to have a material effect on the Company's financial position, results of operations or liquidity.

In conjunction with the acquisition of The Centre at Salisbury, the Company guaranteed a maximum amount of $3.5 million until certain financial covenants are met for two consecutive years.

NOTE 18                                             QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth the selected quarterly financial data for the Company (dollars in thousands, except per share amounts).

	For the Quarters Ended
	March 31, (1)	June 30,	September 30,	December 31,
2015
Total revenues	$74,561	$72,409	$73,553	$84,861
Operating income	8,426	12,960	16,843	14,045
Net income (loss) allocable to common shareholders	44,407	(688)	(1,302)	(1,680)

Per common share data:
Net income (loss) per share allocable to common shareholders (2)
Basic	0.77	(0.01)	(0.02)	(0.03)
Diluted	0.76	(0.01)	(0.02)	(0.03)
Dividends declared per share	0.18	0.18	0.18	0.18
Weighted average shares outstanding - Basic	57,603,340	57,726,603	57,930,453	57,939,535
Weighted average shares outstanding - Diluted	58,287,256	57,726,603	57,930,453	57,939,535

2014
Total revenues	$67,839	$67,790	$74,783	$81,715
Operating income	13,340	10,677	322	7,100
Net income (loss) allocable to common shareholders	(4,425)	(8,175)	(26,566)	(12,589)

Per common share data:
Net income (loss) per share allocable to common shareholders (2)
Basic	(0.08)	(0.14)	(0.46)	(0.22)
Diluted	(0.08)	(0.14)	(0.46)	(0.22)
Dividends declared per share	0.17	0.17	0.17	0.17
Weighted average shares outstanding - Basic	56,129,522	57,519,079	57,519,412	57,531,859
Weighted average shares outstanding - Diluted	56,129,522	57,519,079	57,519,412	57,531,859
Explanatory Note:
(1) During the three months ended March 31, 2015, net income increased due to the sale of The Shoppes at Knollwood and the conveyance of Steeplegate Mall to its mortgage lender.
(2) The total for the year may differ from the sum of the quarters as a result of weighting.

NOTE 19                                             SUBSEQUENT EVENTS

Subsequent to December 31, 2015, the Company repurchased 105,000 shares of its outstanding common stock for $1.6 million, at an average cost of $14.87 per share.

Table of Contents                                                 ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On January 16, 2016, the Company’s Board of Directors received a written, unsolicited, non-binding proposal from Brookfield Asset Management Inc. (“Brookfield Asset Management” and, together with its affiliates, “Brookfield”) on behalf of a real estate fund managed by Brookfield Asset Management, to acquire all the outstanding shares of the Company’s common stock, other than those shares currently held by Brookfield, collectively the beneficial owners of approximately 33.5% of the Company’s outstanding shares of common stock, for a purchase price of $17.00 per share in cash. The Company’s Board of Directors established a special committee of the Board (the “Special Committee”), comprised of all of the directors of the Board, other than those directors who are also representatives of Brookfield, to, among other matters, evaluate and negotiate the Brookfield proposal, solicit other proposals and/or evaluate alternatives to the Brookfield proposal, as determined by the Special Committee in its sole discretion.

In light of Brookfield’s unsolicited proposal, on January 29, 2016, the Special Committee approved a Retention Plan for the Company’s four named executive officers (Andrew Silberfein, Brian Harper, John Wain and Susan Elman) and certain other senior executives. The Retention Plan, which was developed with the advice of an independent compensation consultant, is intended to enhance retention of the Retention Plan participants. Under the terms of the Retention Plan, each participant will be eligible to receive an aggregate cash retention award based on a percentage of such participant’s 2015 base salary and 2015 target performance bonus. Awards under the Retention Plan are payable in two equal installments of 50% of the aggregate award payable to each participant. The first installment is payable on the earlier of (i) a determination by the Special Committee that it has terminated the process of considering and responding to Brookfield’s unsolicited offer and any related process to explore strategic alternatives thereto in which the Special Committee may decide to engage (a “Process Termination”) and (ii) the closing date of any merger, business combination or other similar transaction in respect of the Company. The second installment is payable on the earlier of (i) six months after any Process Termination and (ii) six months after the closing date of any merger, business combination or other similar transaction in respect of the Company.

A participant in the Retention Plan must be employed by the Company on a payment date in order to receive his or her award, unless the participant’s employment is terminated by the Company without cause, by the participant for good reason or due to the participant’s death or disability (as each such term is defined in the Retention Plan). If a participant’s employment is terminated under one of the foregoing circumstances prior to payment of the first retention award payment, such participant’s first and second installment will be paid when the first retention award installment is paid to the other participants (but in no event later than two months after the end of the year in which such termination occurs). If a participant’s employment is terminated under one of the foregoing circumstances after payment of the first installment but prior to payment of the second installment, such participant’s second installment will be paid at the time of such termination of the participant’s employment. The total retention awards that participants are eligible to receive under the Retention Plan, in the aggregate, is $7.5 million.
On February 25, 2016, the Company entered into a definitive merger agreement (and other related agreements) to be acquired by affiliates of Brookfield Asset Management for $18.25 per share in an all-cash transaction, a portion of which may be paid out as a special dividend. Under the terms of the merger agreement, Brookfield will acquire all of the outstanding shares of the Company’s common stock, other than those shares currently held by Brookfield Property Partners L.P. and its affiliates, in a transaction valued at approximately $2.8 billion, including the Company’s indebtedness. The merger agreement prohibits the payment of any further dividends by the Company, other than as necessary to maintain the Company's REIT status and a closing dividend as part of the $18.25 per share consideration payable in the transaction. The purchase price represents a premium of approximately 35% over the Company’s closing stock price on January 15, 2016, the last trading day prior to Brookfield’s announcement of the proposal to acquire the Company. The Special Committee unanimously approved the merger agreement. Completion of the transaction is expected to occur in the third quarter of 2016, and is contingent upon customary closing conditions, including the approval of the holders of a majority of the outstanding shares of the Company’s common stock and a majority of the outstanding shares of the Company's common stock not currently held by Brookfield Property Partners L.P. and its affiliates. The transaction is not subject to a financing contingency.

Table of ContentsROUSE PROPERTIES, INC.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2015
(Dollars in Thousands)

			Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period (2)
Name of Center	Location	Encumbrance (1)	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date Acquired	Life Which Latest Income Statement is Computed
Animas Valley Mall	Farmington, NM	$49,156	$6,509	$32,270	—	$(854)	$6,509	$31,416	$37,925	$5,054	2010	(3)
Barnes Crossing, The Mall at	Tupelo, MS	67,000	18,300	82,583	(241)	1,038	18,059	83,621	101,680	5,535	2014	(3)
Bayshore Mall	Eureka, CA	46,500	4,770	33,306	780	18,943	5,550	52,249	57,799	6,193	2010	(3)
Bel Air, The Shoppes at	Mobile, AL	110,450	8,969	122,537	—	4,216	8,969	126,753	135,722	10,978	2014	(3)
Birchwood Mall	Port Huron, MI	—	8,316	44,884	—	267	8,316	45,151	53,467	6,334	2010	(3)
Cache Valley Mall	Logan, UT	—	3,963	26,842	(70)	7,536	3,893	34,378	38,271	5,381	2010	(3)
Carlsbad, The Shoppes at	Carlsbad, CA	—	49,452	123,530	—	—	49,452	123,530	172,982	1,942	2015	(3)
Chesterfield Towne Center	Richmond, VA	105,429	19,546	146,148	(159)	10,178	19,387	156,326	175,713	10,933	2013	(3)
Chula Vista Center	Chula Vista, CA	70,000	13,214	71,598	1,149	15,758	14,363	87,356	101,719	11,985	2010	(3)
Colony Square Mall	Zanesville, OH	—	4,253	29,577	—	510	4,253	30,087	34,340	4,801	2010	(3)
Fig Garden Village	Fresno, CA	74,200	18,774	86,894	—	386	18,774	87,280	106,054	2,964	2015	(3)
Gateway, The Shoppes at	Springfield, OR	75,000	7,097	36,573	—	37,529	7,097	74,102	81,199	6,284	2010	(3)
Grand Traverse Mall	Traverse City, MI	—	11,420	46,409	—	510	11,420	46,919	58,339	7,897	2012	(3)
Greenville Mall	Greenville, NC	45,439	9,088	42,087	—	(496)	9,088	41,591	50,679	4,282	2013	(3)
Lakeland Square	Lakeland, FL	66,814	10,938	56,867	1,308	16,383	12,246	73,250	85,496	10,819	2010	(3)
Lansing Mall	Lansing, MI	—	9,615	49,220	350	17,667	9,965	66,887	76,852	9,180	2010	(3)
Mall St. Vincent	Shreveport, LA	—	4,604	21,927	—	12,592	4,604	34,519	39,123	4,185	2010	(3)
Mt. Shasta Mall	Redding, CA	31,850	7,809	41,788	—	1,488	7,809	43,276	51,085	2,956	2015	(3)
NewPark Mall	Newpark, CA	114,245	17,847	58,384	2,867	65,010	20,714	123,394	144,108	8,993	2010	(3)
North Plains Mall	Clovis, NM	—	2,217	11,768	—	1,124	2,217	12,892	15,109	1,969	2010	(3)
Pierre Bossier Mall	Bossier City, LA	49,426	7,522	38,247	818	11,526	8,340	49,773	58,113	7,180	2010	(3)
Salisbury, The Centre at	Salisbury, MD	115,214	22,580	105,376	—	(805)	22,580	104,571	127,151	9,345	2013	(3)
Sierra Vista, The Mall at	Sierra Vista, AZ	—	7,078	36,441	—	197	7,078	36,638	43,716	5,899	2010	(3)
Sikes Senter	Wichita Falls, TX	—	5,915	34,075	—	4,751	5,915	38,826	44,741	5,426	2010	(3)
Silver Lake Mall	Coeur d'Alene, ID	—	3,237	12,914	—	3,356	3,237	16,270	19,507	2,778	2010	(3)
Southland Center	Taylor, MI	74,806	13,697	51,860	—	21,305	13,697	73,165	86,862	9,155	2010	(3)
Southland Mall	Hayward, CA	—	23,407	81,474	—	9,449	23,407	90,923	114,330	14,264	2010	(3)
Spring Hill Mall	West Dundee, IL	—	8,219	23,679	1,206	7,391	9,425	31,070	40,495	3,722	2010	(3)
Three Rivers Mall	Kelso, WA	—	2,079	11,142	—	18,535	2,079	29,677	31,756	2,531	2010	(3)
Turtle Creek, The Mall at	Jonesboro, AR	77,194	22,254	79,579	—	1,563	22,254	81,142	103,396	11,581	2012	(3)
Valley Hills Mall	Hickory, NC	65,362	10,047	61,817	—	1,439	10,047	63,256	73,303	10,083	2010	(3)
Vista Ridge Mall	Lewisville, TX	65,428	15,965	46,560	—	(107)	15,965	46,453	62,418	7,130	2010	(3)
Washington Park Mall	Bartlesville, OK	—	1,389	8,213	—	271	1,389	8,484	9,873	1,592	2010	(3)
West Valley Mall	Tracy, CA	59,000	31,341	38,316	—	5,430	31,341	43,746	75,087	9,052	2010	(3)
Westwood Mall	Jackson, MI	—	5,708	28,006	—	235	5,708	28,241	33,949	4,000	2010	(3)
White Mountain Mall	Rock Springs, WY	—	3,010	11,419	—	4,664	3,010	16,083	19,093	2,517	2010	(3)
Total Held For Use Properties		1,362,513	420,149	1,834,310	8,008	298,985	428,157	2,133,295	2,561,452	234,920
Other		344,000	—	—	—	18,148	—	18,148	18,148	4,171
Total Portfolio		$1,706,513	$420,149	$1,834,310	$8,008	$317,133	$428,157	$2,151,443	$2,579,600	$239,091
Explanatory Notes:

(1) See description of mortgages, notes, and loans payable in Note 5 to the consolidated financial statements.
(2) The aggregate cost of land, buildings, and improvements for federal income tax purposes was approximately $2.6 billion as of December 31, 2015.

Table of ContentsROUSE PROPERTIES, INC.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2015
(Dollars in Thousands)

(3) Depreciation is computed based upon the following estimated useful lives:

Years
Buildings and improvements	40
Equipment and fixtures	5-10
Tenant improvements	Shorter of useful life or applicable lease term

1. Reconciliation of Real Estate:

The changes in real estate for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
	(In thousands)
Balance at January 1,	$2,251,956	$1,948,131	$1,652,755
Improvements and additions	181,701	120,031	68,236
Acquisitions	328,229	238,510	349,269
Dispositions and write-offs	(179,060)	(31,752)	(85,308)
Impairments	(3,226)	(22,964)	(36,821)
Balance at December 31,	$2,579,600	$2,251,956	$1,948,131

2. Reconciliation of Accumulated Depreciation:

The changes in accumulated depreciation for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
	(In thousands)
Balance at January 1,	$194,712	$142,432	$116,336
Depreciation expense	97,185	91,248	66,497
Dispositions and write-offs	(52,480)	(31,752)	(32,015)
Impairments	(326)	(7,216)	(8,386)
Balance at December 31,	$239,091	$194,712	$142,432

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROUSE PROPERTIES, INC.
By: /s/ JOHN WAIN
John Wain Chief Financial Officer
(Principal Financial Officer)	March 7, 2016
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

Signature	Title	Date

/s/ ANDREW SILBERFEIN	Director and Chief Executive Officer
Andrew Silberfein	(Principal Executive Officer)	March 7, 2016

/s/ JOHN WAIN	Chief Financial Officer
John Wain	(Principal Financial Officer)	March 7, 2016

/s/ MICHAEL GRANT	Chief Accounting Officer
Michael Grant	(Principal Accounting Officer)	March 7, 2016

/s/ JEFFREY BLIDNER
Jeffrey Blidner	Director	March 7, 2016

/s/ RIC CLARK
Ric Clark	Director	March 7, 2016

/s/ CHRISTOPHER HALEY
Christopher Haley	Director	March 7, 2016

/s/ MICHAEL HEGARTY
Michael Hegarty	Director	March 7, 2016

/s/ BRIAN KINGSTON
Brian Kingston	Director	March 7, 2016

/s/ DAVID KRUTH
David Kruth	Director	March 7, 2016

/s/ MICHAEL MULLEN
Michael Mullen	Director	March 7, 2016

Exhibit Index

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Rouse Properties, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed January 19, 2012).
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

4.2
Registration Rights Agreement, dated as of November 12, 2015, between Rouse Properties, Inc. and Plaza Camino Real (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed November 13, 2015).

10.1
Form of Indemnification Agreement between Rouse Properties, Inc. and individual directors and officers (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form 10, filed December 14, 2011).

10.2
Secured Credit Agreement, dated as of November 22, 2013, among Rouse Properties, L.P. and the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed November 26, 2013)

10.3
Amendment Regarding Increase to Secured Credit Agreement, dated as of March 3, 2014, among Rouse Properties, L.P., as Borrower, and KeyBank National Association, as Administrative Agent, and the Other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K, filed March 9, 2015).

10.4
First Amendment to Secured Credit Agreement, dated as of December 29, 2014, among Rouse Properties, L.P., as Borrower, and KeyBank National Association, as Administrative Agent, and the Other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K, filed March 9, 2015).

10.5
Amendment Regarding Increase, dated as of June 29, 2015, among Rouse Properties, L.P., KeyBank National Association, as Administrative Agent, and the other agents and lenders named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed July 6, 2015).

10.6
Second Amendment to Secured Credit Agreement, dated as of July 6, 2015, among Rouse Properties, L.P., KeyBank National Association, as Administrative Agent, and the other agents and lenders named therein (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed July 6, 2015).

10.7	2012 Equity Incentive Plan for directors, employees and consultants (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K, filed March 29, 2012).
10.8	First Amendment to the Rouse Properties, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed May 11, 2015).
10.9	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K, filed March 29, 2012).
10.10	Form of Restricted Stock Award Agreement for employees (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K, filed March 29, 2012).
10.11	Form of Restricted Stock Award Agreement for directors (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K, filed March 29, 2012).
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

10.14	Rouse Properties, Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed May 8, 2013).
10.15
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

10.18
Purchase and Sale Agreement and Joint Escrow Instruction, dated as of October 18, 2013, between Rouse Properties, Inc. and certain affiliates of The Macerich Company (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K, filed March 5, 2014).

10.19
Employment Letter, effective as of April 5, 2012, between Rouse Properties, Inc. and Susan Elman (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K, filed March 5, 2014).

10.20	Severance Letter dated February 27, 2014 between Rouse Properties, Inc. and Brian Harper (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 5, 2014).
10.21
Employment Letter, effective as of June 30, 2014, between Rouse Properties, Inc. and Michael Grant (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed August 4, 2014).

10.22	Amended and Restated Agreement of Limited Partnership of Rouse Properties, L.P., dated as of January 8, 2015.
10.23
Limited Liability Company Agreement of TUP 130 Parent, LLC, effective as of August 29, 2014 (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K, filed March 9, 2015).

10.24
Limited Liability Company Agreement of TUP 330 Company, LLC, effective as of August 29, 2014 (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K, filed March 9, 2015).

10.25
Limited Liability Company Agreement of TUP 430 Parent, LLC, effective as of August 29, 2014 (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K, filed March 9, 2015).

10.26
First Amendment, dated as of November 12, 2015, to the Amended and Restated Agreement of Limited Partnership of Rouse Properties, L.P. Establishing Series A Preferred Units of the Partnership (incorporated by reference to Exhibit 10.26 to the Company's Current Report on Form 8-K, filed November 13, 2015).

10.27
Tax Protection Agreement, dated as of November 12, 2015, among Rouse Properties, L.P, Rouse Properties, Inc. and Plaza Camino Real (incorporated by reference to Exhibit 10.27 to the Company's Current Report on Form 8-K, filed November 13, 2015.

10.28
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

101
The following financial information from Rouse Properties, Inc’s. Annual Report on Form 10-K for the year ended December 31, 2015 has been filed with the SEC on March 8, 2016, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations and Comprehensive Income (Loss), (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.