Form 10-K/A
period 2015-12-31
Rouse Properties, Inc.
filed 2016-04-29
CIK 1528558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

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

Documents Incorporated By Reference

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends the Annual Report on Form 10-K for the year ended December 31, 2015 of Rouse Properties, Inc. filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2016 (the “Original 2015 Form 10-K”). This Form 10-K/A is being filed to include certain information that was previously omitted from Part III of the Original 2015 Form 10-K.  In particular, this Form 10-K/A amends and restates in their entirety the cover page, Items 10 through 14 of Part III and the Exhibit Index (including the filing of new certifications as required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), as exhibits in accordance with Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of the Original 2015 Form 10-K.

Except as otherwise expressly noted above, this Form 10-K/A does not amend any other information set forth in the Original 2015 Form 10-K.  This Form 10-K/A continues to speak as of the date of the Original 2015 Form 10-K and, except where expressly noted, we have not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the Original 2015 Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original 2015 Form 10-K and our other filings with the SEC.

Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Item 307 or Item 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications required by Section 302 of the Sarbanes-Oxley Act have been omitted.

Unless the context requires otherwise, all references to “Rouse,” “the Company,” “we,” “our” and “us” mean Rouse Properties, Inc., a Delaware corporation, and its consolidated subsidiaries.

ROUSE PROPERTIES, INC

Form 10-K/A

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Regarding Directors

Our Board of Directors (the “Board”) consists of eight members.  Set forth below is the name, age, period of service, biographical information and certain other information with respect to each member of the Board.  The Board has identified specific attributes of each director that the Board has determined that qualify the person for service on the Board.

Name and present position, if any, with the Company	Age, period served as a director and other business experience

Andrew Silberfein President and Chief Executive Officer

Mr. Silberfein, 51, has served as the Company’s President and Chief Executive Officer since January 2, 2012 and has served as a director since January 12, 2012. Mr. Silberfein previously held the position of Executive Vice President-Retail and Finance for Forest City Ratner Companies, a developer, owner and operator of real estate primarily in the New York metropolitan area, where he was employed from 1995 to 2011. Mr. Silberfein was responsible for managing Forest City Ratner Companies’ retail portfolio, consisting of over 5.1 million square feet of existing and under construction shopping centers and malls. Mr. Silberfein also had the overall responsibility for all aspects of Forest City Ratner Companies’ debt and equity financing requirements for its real estate portfolio. Prior to joining Forest City Ratner Companies, from 1989 to 1995, Mr. Silberfein was a Senior Vice President of Sanford Nalitt and Associates, a firm focused on the development of supermarket and discount department store anchored shopping centers along the east coast of the United States. Mr. Silberfein holds a Bachelor of Arts degree from Lafayette College and a Master of Business Administration degree from Columbia University School of Business.

Mr. Silberfein’s more than 26 years of experience in the retail real estate industry, including experience in leasing, financing, development, construction, tenant coordination, acquisitions, dispositions, asset management and marketing have prepared him to make key strategic contributions to the Board and to the leadership of the Company.

Jeffrey Blidner

Mr. Blidner, 68, has served as a director since January 12, 2012. Mr. Blidner is a Senior Managing Partner of Brookfield Asset Management Inc. (“BAM”), responsible for strategic planning as well as transaction execution. BAM is a global alternative asset manager with approximately $225.0 billion in assets under management with over a 100-year history of owning and operating assets with a focus on property, renewable power, infrastructure and private equity. He is also the Chief Executive Officer of BAM’s Private Funds Group, a director of BAM, Canary Wharf Group PLC, Brookfield Infrastructure Partners and Brookfield Property Partners L.P. (“BPY”) and Chairman of Brookfield Business Partners and Brookfield Renewable Energy Partners.

Mr. Blidner’s extensive experience in private equity, particularly in the real estate industry, and board service allow him to make key contributions in investment and other strategies to the Board.

Richard Clark

Mr. Clark, 57, has served as a director and the Chairman of the Board since November 1, 2012. Mr. Clark is a Senior Managing Partner of BAM and the Chairman of Brookfield Property Group and BPY. Mr. Clark has been with BAM and its predecessors since 1984 in various senior roles, including Chief Executive Officer of Brookfield Property Group from 2009 to 2015 and Chief Executive Officer of BPY from its formation in 2013 to 2015 and President and Chief Executive Officer of Brookfield Office Properties from 2002 to 2012. Mr. Clark serves as a director on several of BAM’s real estate affiliate company boards, including Canary Wharf Group PLC, and is a board member of General Growth Properties, Inc. (“GGP”).

Mr. Clark’s extensive experience in the real estate industry along with his many leadership roles and board service enable him to make strategic contributions to the Board.

Christopher Haley

Mr. Haley, 47, has served as a director since January 12, 2012. Since 2009, Mr. Haley has held the position of Managing Principal of Palladian Realty Capital LLC, a real estate investment banking and advisory company which Mr. Haley founded in that same year. Prior to his position at Palladian Realty Capital LLC, Mr. Haley held various leadership positions at Wells Fargo and several of its various capital markets predecessor companies from 1993 through 2009, most recently serving as Managing Director at Wells Fargo Securities from 2003 through 2009. Such service also included his lead role in the firm’s equity research department focusing on real estate company analysis. Mr. Haley is the lead instructor for SNL Securities’ Financial Statement Analysis for Real Estate/REIT School, a Trustee and Governor of NAIOP’s Research Foundation, a national commercial real estate development association, a member of the National Association of Corporate Directors, a national association focused on advancing exemplary board leadership and boardroom practices, and a former member of the NAREIT Financial Standards Task Force.

Mr. Haley’s experience in leadership and analytic positions in the real estate industry enable him to make key contributions on operational, investment and other strategy matters important to the Board.

Michael Hegarty

Mr. Hegarty, 71, has served as a director since November 1, 2012. Mr. Hegarty’s career spans 40 years in the business world and is defined by numerous leadership positions. He served as Senior Vice Chairman and Chief Operating Officer of AXA Financial. In addition, Mr. Hegarty was the President and Chief Operating Officer of Equitable Life Assurance Society of the United States, a wholly owned subsidiary of AXA Financial. He was also a member of the Boards of AXA Financial, Equitable Life, Alliance Capital, Donaldson Lufkin & Jenrette and Brookfield Office Properties. From 1995 to 1997, Mr. Hegarty served as Vice Chairman of Chase Manhattan Bank, following his position as Vice Chairman of Chemical Banking Corporation and as Senior Executive Vice President of Manufacturers Hanover Trust.

Mr. Hegarty’s management responsibilities covered a broad spectrum of finance, investment and asset management and business operations and technology. In his leadership role in banking, he served as head or co-head of retail and consumer banking including mortgage banking, investment funds management, credit card, consumer and branch operations and products. He also oversaw energy banking, middle market banking and real estate finance.

Since leaving AXA Financial, Mr. Hegarty has continued his involvement in investment management, real estate and corporate leadership. Mr. Hegarty is the Chairman of the Historic Hudson Valley, Chairman of Community Preservation Corporation, a Trustee of the John Simon Guggenheim Memorial Foundation, Iona College, and Elizabeth Seton Pediatric Center. He also serves as a trustee of the Marine Corps Association. Mr. Hegarty previously served as a trustee of MFS Funds and a director of Capmark Financial Group Inc.

Mr. Hegarty’s extensive financial expertise allows him to make key contributions to the Board on financial, accounting, corporate governance and strategic matters.

Brian Kingston

Mr. Kingston, 42, has served as a director since May 3, 2013. Mr. Kingston is a Senior Managing Partner of BAM and Chief Executive Officer of Brookfield Property Group and BPY. Mr. Kingston has held various senior management positions within BAM and its affiliates, including as the President and Chief Investment Officer of Brookfield Property Group from January 2013 to November 2015, Chief Executive Officer of Brookfield Office Properties Australia from January 2011 to December 2012, the Chief Executive Officer of Prime Infrastructure Holdings Ltd. from March 2010 to December 2010 and the Chief Financial Officer of Brookfield Multiplex from January 2008 to March 2010. Prior to joining BAM in 2001, Mr. Kingston worked for Ernst & Young in Audit and Advisory Services. Overall, Mr. Kingston has over 17 years of real estate experience.

Mr. Kingston’s extensive experience in the real estate industry along with his many leadership positions enable him to make key contributions on operational, investment and other strategy matters important to the Board.

David Kruth

Mr. Kruth, 52, has served as a director since January 12, 2012. Mr. Kruth is Managing Partner of Brooklyn // Queens Properties, a private investment firm that makes debt and equity investments in residential, retail and mixed-use properties. Additionally, Mr. Kruth is an adjunct assistant professor at Columbia University’s Master’s Program in Real Estate. Mr. Kruth was previously Vice President and Senior Portfolio Manager of the Global Real Estate Securities Funds at Goldman Sachs Asset Management, an investment manager, from 2005 through 2011, where he co-managed an eight-person global investment team and $5.0 billion in assets under management. Prior to Goldman Sachs, Mr. Kruth was a Portfolio Manager and Senior Analyst at both Citigroup Property Investors and Alliance Capital Management for eight years, where he was responsible for investing in real estate investment trusts (“REITs”) and other publicly traded real estate companies in the U.S. and internationally. Mr. Kruth began his career in 1988 at the Yarmouth Group (later known as Lend Lease) where he made property investments in the U.S., Europe and Asia. Mr. Kruth graduated from Ithaca College magna cum laude with a Bachelor of Science degree in Economics and Finance, and is a CFA charter holder.

Mr. Kruth’s extensive professional accounting and financial expertise, including with respect to the real estate industry and REITs, allow him to make key contributions to the Board on financial, accounting, corporate governance and strategic matters.

Michael Mullen

Mr. Mullen, 61, has served as a director since January 12, 2012. From January 2013 to February 2015, when IndCor Properties was sold, Mr. Mullen served on the Board of Directors and as a Senior Advisor to IndCor Properties, a portfolio company of the Blackstone Group, for which he focused on the ownership and management of industrial properties. Mr. Mullen is the retired Chief Executive Officer of CenterPoint Properties Trust, an industrial real estate ownership and development company for which he was one of the founding partners in 1993, and held that title from 2004 through September 2011. He also served on the Board of Directors of CenterPoint through 2012. Mr. Mullen currently serves on the Board of Directors of CONE, a subsidiary of Moura Dubeaux Engineering, a construction and engineering firm based in Redfe, Brazil, as well as the Board of Directors of Tusdeer, the Saudi Import Export Development Co., based in Jeddah, Saudi Arabia. From 2001 until 2005, Mr. Mullen served on the Board of Directors of Brauvin Capital, a private REIT that was the owner of a large portfolio of free standing single tenant retail and restaurant facilities. Mr. Mullen has worked in the real estate industry in a variety of positions since 1976.

Mr. Mullen’s leadership roles, extensive real estate experience and board service allow him to make key contributions on development, investment and operational matters important to the Board.

Information Regarding Executive Officers

In addition to Mr. Andrew Silberfein, the President and Chief Executive Officer of the Company, for whom biographical information is provided above under “—Information Regarding Directors,” the individuals listed below serve as the executive officers of the Company. The following biographies describe each of their business experience.

Name and present position with the Company	Age, period served as an executive officer and other business experience

John Wain Chief Financial Officer

Mr. Wain, 50, has served as the Chief Financial Officer of the Company since October 3, 2012. Mr. Wain formerly was a Managing Director and the Head of Real Estate Americas at Credit Agricole Corporate and Investment Bank (formerly Calyon Corporate & Investment Bank) (“Credit Agricole”), an investment banking and financing company, where he was employed for eight years prior to joining the Company. In such capacity, he had responsibility for overseeing Credit Agricole’s U.S. real estate lending business. Over the course of his banking career, Mr. Wain has focused extensively on structuring and negotiating secured and unsecured corporate real estate facilities and property level loans for public REITs, owners and developers, as well as corporate bonds, interest rate derivatives and equity transactions. Overall, Mr. Wain has over 27 years of experience in the real estate and banking industry. Mr. Wain holds a Bachelor of Science degree in Business Administration, Real Estate and Urban Economic Studies from the University of Connecticut.

Brian Harper Chief Operating Officer

Mr. Harper, 40, has served as the Chief Operating Officer of the Company since April 22, 2015. Prior to serving in such role, from January 2012 to April 2015, he was the Executive Vice President of Leasing and Acquisitions of the Company. Mr. Harper previously was the Senior Vice President of Leasing for GGP, where he was employed for five years prior to joining the Company. While employed by GGP, he oversaw the leasing efforts of a $2 billion multi-state portfolio and was one of the original members of the team that was key to the formation and spin-off of the Company. Prior to joining GGP, he was a Vice President at RED Development and an Associate at Cohen-Esrey Real Estate Services, LLC. Mr. Harper has been involved with ground-up development, asset repositions, distressed real estate and “regular” mall leasing. During these different leasing assignments, Mr. Harper won several awards, including Chain Store Age’s 10 Under 40 in Real Estate. He has served as a panelist for the International Council of Shopping Centers and is an active member of the organization. Overall, Mr. Harper has over 15 years of experience in the retail real estate industry. Mr. Harper is Co-Founder and Chairman of the Breaking Ground Foundation. Mr. Harper holds a Bachelor of Arts degree from the University of Kansas.

Susan Elman Executive Vice President, General Counsel and Secretary

Ms. Elman, 56, has served as the Executive Vice President, General Counsel and Secretary of the Company since April 2012. Ms. Elman previously was the Senior Vice President and Deputy General Counsel of Forest City Ratner Companies (“FCRC”), a real estate developer, owner and operator, where she was employed for over 15 years prior to joining the Company. At FCRC, she was responsible for overseeing all legal matters pertaining to the company, including development, financing, leasing, acquisition and disposition, joint venture, litigation and corporate matters. Ms. Elman handled the closing of over $5 billion of complex real estate transactions. Ms. Elman previously was a practicing attorney at the law offices of Battle Fowler, LLP from 1987 through 1994, and of Stroock & Stroock & Lavan LLP from 1985 through 1987. Overall, Ms. Elman has more than 26 years of experience in the real estate industry. Ms. Elman is a Trustee of the Jewish Child Care Association and a member of the Urban Land Institute. Ms. Elman holds a Bachelor of Arts degree from the University of Pennsylvania and Juris Doctor from the Boston University School of Law and is admitted to the bar in the State of New York.

Involvement in Certain Legal Proceedings

As described in more detail in the Original 2015 Form 10-K, on January 16, 2016, the Board received a written, unsolicited, non-binding proposal from BAM (together with its affiliates, “Brookfield”) on behalf of a real estate fund managed by BAM, to acquire all the outstanding shares of our common stock, other than those shares currently held by Brookfield, for a purchase price of $17.00 per share in cash. The Board established a special committee of the Board (the “Special Committee”), comprised of all of the directors of the Board, other than those directors who are also representatives of Brookfield, to, among other matters, evaluate and negotiate the Brookfield proposal, solicit other proposals and/or evaluate alternatives to the Brookfield proposal, as determined by the Special Committee in its sole discretion.

On February 25, 2016, we entered into a definitive merger agreement to be acquired by affiliates of BAM for $18.25 per share in an all-cash transaction, a portion of which may be paid out as a special dividend.  Under the terms of the merger agreement, Brookfield will acquire all of the outstanding shares of our common stock, other than those shares currently held by BPY and its affiliates, in a transaction valued at approximately $2.8 billion, including our indebtedness. The purchase price represents a premium of approximately 35% over our closing stock price on January 15, 2016, the last trading day prior to Brookfield’s announcement of the proposal to acquire us. The Special Committee unanimously approved the merger agreement and related transactions.

Completion of the transaction is expected to occur by the third quarter of 2016, and is contingent upon customary closing conditions, including the approval of the holders of a majority of the outstanding shares of our common stock and a majority of the outstanding shares of our common stock not currently held by BPY and its affiliates.

On April 11, 2016, certain Company stockholders filed a putative class action lawsuit in the Court of Chancery of the State of Delaware against the members of the Special Committee, BAM, BPY and the Brookfield entities party to the merger agreement (BAM, BPY and such other Brookfield entities being referred to as the “Brookfield Parties”), alleging that: (i) the Brookfield Parties, as purported controlling stockholders of the Company, breached their fiduciary duties to Company stockholders by causing the Company to agree to the merger transactions for inadequate consideration and pursuant to an unfair process; (ii) the Special Committee members breached their fiduciary duties to Company stockholders by agreeing to sell the Company for inadequate consideration and pursuant to an unreasonable process; and (iii) the Brookfield Parties, in the alternative, aided and abetted the Special Committee members’ alleged breaches. In particular, the plaintiffs allege, among other things, that the Brookfield Parties used their purported “control” of the Company to obtain a below-market price, that the Special Committee was “tainted by conflicts,” and that the Special Committee’s attempts to seek an alternative buyer were “perfunctory.” Among other relief, the plaintiffs are seeking injunctive relief preventing the parties from consummating the merger transactions, rescissionary damages in the event the merger transactions are consummated, and an award of attorneys’ fees and expenses.

We believe the claims asserted in the lawsuit are without merit and the Special Committee intends to vigorously defend the lawsuit.

It is possible that additional claims beyond the lawsuit described above will be brought by the current plaintiffs or by others in an effort to enjoin the proposed merger or seek monetary relief. We are not able to predict the outcome of this action, or others, nor can we predict the amount of time and expense that will be required to resolve the actions. An unfavorable resolution of any such litigation surrounding the proposed merger could delay or prevent the consummation of the merger. In addition, the cost to us of defending the actions, even if resolved favorably, could be substantial.  Such actions could also divert the attention of our management and resources from day-to-day operations.

See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Related Party Transactions—Proposed Acquisition of the Company by Brookfield” and, in the Original 2015 Form 10-K, “Item 1. Business” and “Item 1A.  Risk Factors—Risks Related to Brookfield’s Proposed Acquisition of our Company”, for additional information regarding the proposed merger.

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon a review of our records, we believe that all reports required to be filed by our directors, officers and holders of more than 10% of our common stock pursuant to Section 16(a) of the Exchange Act during 2015 were filed on a timely basis, other than a Form 4 filed on behalf of Mr. Harper on March 16, 2015 relating to a transaction that took place on March 11, 2015.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. Among other things, our Code of Business Conduct and Ethics includes a process and a toll-free telephone number for anonymous reports of potentially inappropriate conduct or potential violations of the Code of Business Conduct and Ethics. A copy of the Code of Business Conduct and Ethics is available on our website at www.rouseproperties.com.  Any amendments to, or waivers under, our Code of Business Conduct and Ethics that are required to be disclosed by the rules promulgated by the SEC or the New York Stock Exchange (the “NYSE”) will be disclosed on the Company’s website at www.rouseproperties.com.

Committees of the Board

The Board has four standing committees: an Audit Committee, a Compensation Committee, a Nominating and Governance Committee and an Investment Committee.  The Board has adopted charters for each of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee, copies of which are available on our website at www.rouseproperties.com.  Each of the standing committees reports to the Board on a regular basis.

In addition, as described above under “—Involvement in Certain Legal Proceedings”, in January 2016, in connection with the receipt of Brookfield’s unsolicited acquisition proposal, the Board established the Special Committee, comprised of all of the directors of the Board, other than those directors who are also representatives of Brookfield.

Audit Committee

The current members of the Audit Committee are Mr. Michael Hegarty (Chair), Mr. Christopher Haley and Mr. David Kruth. The Board has determined that Mr. Hegarty qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K, and the Board is satisfied that all members of the Audit Committee have sufficient expertise and business and financial experience necessary to effectively perform their duties as members of the Audit Committee.

In advance of the Company’s 2015 annual meeting of stockholders, the Board affirmatively determined that each of Mr. Hegarty, Mr. Haley and Mr. Kruth met the definition of an “independent director” of the Company for purposes of serving on the Audit Committee under applicable SEC and NYSE rules.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following discussion explains the type and amount of compensation provided to our executive officers named in the 2016 Summary Compensation Table below (the “named executive officers”), as well as the principles and processes that the Compensation Committee has established with respect to executive compensation.

Executive Summary

In 2015, the Company and the Compensation Committee undertook a review of the compensation related practices of the Company with the following objectives:

•                         Ensure compensation at Rouse is fair and competitive;

•                         Understand the competitive landscape in the retail REIT industry; and

•                         Consider input by stockholders in 2015 about the compensation programs of the Company.

These goals were achieved through, among other things, an analysis of the compensation practices of certain peer companies, facilitated by JL Board Advisors and Steven Hall Partners, both independent outside consulting firms engaged by the Compensation Committee, with information drawn from two different sources, the 2015 NAREIT Compensation Survey and a full proxy statement analysis.  The analysis consisted of peer companies that have characteristics that are similar to those of the Company, as discussed below.  As part of the analysis, the Company’s compensation forms and levels were compared to the compensation forms and levels of the companies in such peer group.

Compensation Consultant and Peer Group Development

In working with both JL Board Advisors and Steven Hall Partners, a peer group of similarly sized retail REITs with characteristics that are similar to those of the Company was established to gain an understanding of the market positioning of the Company’s top executives. The peer group included the following companies:

Acadia Realty Trust	Ramco-Gershenson Properties Trust
CBL & Associates Properties Inc.	Regency Centers Corporation
Cedar Realty Trust, Inc.	Retail Opportunity Investments Corp.
DDR Corp.	Retail Properties of America, Inc.
Equity One, Inc.	Tanger Factory Outlet Centers Inc.
IRC Retail Centers Inc.	Weingarten Realty Investors
Kite Realty Group Trust	WP Glimcher Inc.
Pennsylvania Real Estate Investment Trust

The compensation practice market data from this peer group was used to set a broad contextual backdrop for the Compensation Committee’s deliberations, and not as a directive to set pay in certain forms or at certain levels.  Of equal or greater importance when setting pay levels are the Compensation Committee’s and our Chief Executive Officer’s evaluation of the performance, talent and skill sets of our executive officers, the performance of the Company and broader economic conditions that have an impact on the retail sector.

Compensation Philosophy and Objectives

Our executive compensation policy, as established by the Compensation Committee, seeks to align the interests of the Company’s executives and other key employees with those of the Company and its stockholders in order to drive stockholder value over the long-term. The executive compensation program is intended to attract, retain and motivate high caliber executive talent to enable the Company to maximize operational efficiency and long-term profitability while also ensuring a competitive cost structure for the Company. Our executive compensation program is also designed to differentiate compensation based upon individual contribution, performance and experience.

In establishing compensation, the Compensation Committee intends to provide employees, including our executive officers, with a competitive total compensation package balanced among:

•            Base Salary: Intended to provide a competitive and stable annual salary at a level consistent with the particular employee’s contributions and industry standards;

•            Short-Term Incentives: Cash bonuses intended to link each individual employee’s compensation to individual performance and Company performance, weighted based on the employee’s level within the Company; and

•            Long-Term Incentives: Grants of stock options and restricted stock to align the interests of our senior executives and stockholders and to encourage senior executives to maximize long-term stockholder value.

In 2015, the main goal of our executive compensation program was to motivate and retain key executives who possess the skills and talent necessary to lead and, where appropriate, transform our business.

Performance of the Company in 2015

Fiscal year 2015 was a year of significant growth for the Company. Our executive officers, under the leadership of our Chief Executive Officer, were instrumental in our success. In furtherance of our strategic goals and in a manner consistent with creation of value for stockholders, we achieved the following results:

•                  Leasing(1):  Executed over 2.2 million square feet of inline leases and 1.3 million square feet of anchor leasing, further improving our operational metrics and results.  Despite 200,000 square feet of vacancies from tenant bankruptcies, our operating portfolio for inline leased percentage and inline occupancy percentage ended the year at 92.0% and 90.4%, respectively, which was a slight decline from the previous year.  Total initial rental rates for new and renewal leases on a same suite basis rose 12.3% for the full year.

(1)             The operating portfolio excludes properties undergoing redevelopment with significant disruption and special consideration assets (i.e., an asset that has a heightened probability of being conveyed to the lender absent substantive renegotiations).

•                  Acquisitions:  Acquired interests in three retail properties totaling 1.9 million square feet with a gross value of $325.1 million.  These assets are all located in California which enabled the Company to broaden its presence in this core state and to increase the leverage in our leasing efforts in the future.

•                  Capital Markets and Balance Sheet:  Refinanced six properties with non-recourse loans for a total of $481.6 million of debt and ending the year with a weighted average interest rate of 4.1% (from 4.6% in 2014) and a weighted average maturity of 4.7 years (also 4.7 years in 2014). Our senior secured credit facility was upsized by $50.0 million pursuant to its accordion feature, increasing available borrowings on a revolving basis from up to $285.0 million to up to $310.0 million and increasing the term loan from $260.0 million to $285.0 million.  In conjunction with our $170.0 million purchase of the Shoppes at Carlsbad, Rouse Properties, L.P., our operating partnership, issued $140.0 million of Series A Preferred Units to the seller.

•                  Capital Investments:  Created significant value throughout the portfolio with the completion of two strategic projects and two cosmetic projects, as well as the commencement of key development and redevelopment projects.

The Compensation Committee took these achievements into account in making compensation decisions in 2015, particularly with respect to annual bonuses. See the section entitled “—Components of Compensation—Annual bonus (short-term incentive)” below for additional information.

Components of Compensation

Base salary

The named executive officers’ base salary is intended to provide a competitive and stable annual salary for each employee at a level consistent with individual contributions and at industry standards.

For 2015, the Compensation Committee approved base salaries of $750,000, $500,000, $400,000, $400,000 and $500,000 for Mr. Silberfein, Mr. Harper, Mr. Wain, Ms. Elman and Mr. Benjamin Schall (whose service as the Company’s Chief Operating Officer terminated effective as of April 22, 2015), respectively. Such base salaries were set at the same levels as those paid to the named executive officers for 2013 and 2014. The Compensation Committee made its determination regarding these base salaries on the basis of its philosophy of maintaining the annual base salaries of the named executive officers at competitive but stable amounts from year to year. It is the Compensation Committee’s belief that such annual base salaries should remain flat in order to prioritize the equity-based compensation that the executive officers also have the opportunity to receive, which is discussed below.

Annual bonus (short-term incentive)

Our short-term incentive compensation is intended to link each named executive officer’s compensation to individual and Company performance. For 2015, target awards were maintained at the level established at the time of commencement of employment with the exception of Mr. Harper. Mr. Silberfein’s target award was set at 100% of base salary, Mr. Wain’s target award was set at 75% of base salary and Ms. Elman’s target award was set at 50% of base salary. Mr. Harper’s target award was increased to 80% of base salary to reflect the increased responsibilities of his promotion to Chief Operating Officer effective as of April 22, 2015.  Mr. Harper succeeded Mr. Schall, whose service as the Company’s Chief Operating Officer terminated effective as of April 22, 2015. Each named executive officer had the opportunity to earn more or less than this on the basis of the Compensation Committee’s assessment of individual and Company performance.

In 2015, the named executive officers were not provided with specific individual or Company performance targets for the annual bonus. In addition, none of the named executive officers had a guaranteed bonus for 2015. At the beginning of each fiscal year, our Chief Executive Officer and the Board establish performance objectives for the current year. These objectives are not mathematically tied to the bonuses paid to the executives.  Rather, the Compensation Committee makes determinations at the end of the year, in its discretion, regarding the annual bonus that each named executive officer should receive. In making these determinations, the Compensation Committee took into account in particular the accomplishments of the Company described in the section above entitled “—Performance of the Company in 2015,” some of which are the same as the performance objectives established by the Board at the beginning of 2015. In addition, for Mr. Silberfein, the Compensation Committee recognized the following accomplishments:

•                  Strategic Vision: Continued to provide the strategic vision for Company growth, including creating significant value throughout the portfolio by the repositioning of under-performing assets and recycling of capital as part of the long-term strategy for individual properties and identifying and completing key acquisitions;

•                  Operational Success: Increased the portfolio’s core net operating income (“Core NOI”) by $7.7 million to $197.3 million, a 4.0% increase over the prior year. On a same property basis, Core NOI increased by $3.8 million to $151.8 million, a 3.0% increase over the prior year. Furthermore, core funds from operations (“Core FFO”) increased by $9.5 million to $104.0 million, a 10.0% increase over the prior year.  GAAP net income for the year was $41.6 million compared to a GAAP net loss of $51.7 million in 2014.  For a discussion of our use of Core NOI and Core FFO, which are non-GAAP financial measures, and for reconciliations of net income to Core NOI and Core FFO, see the section entitled “Item 6.  Selected Financial Data—Non-GAAP Financial Measures” in the Original 2015 Form 10-K;

•                  Portfolio Wide Initiatives:  Oversaw the completion of the conversion of the Company’s corporate technology infrastructure and business applications, including the implementation of a cloud-based platform for the core financial applications, procurement and vendor management systems; and

•                  Investor and Director Engagement: Continued to pursue an active program of investor relations and outreach to stockholders, analysts and other constituents, including the addition of two analysts to the Company’s coverage.

Following this assessment, the Compensation Committee awarded Mr. Silberfein 100% of his base salary as a cash bonus for 2015. The Compensation Committee awarded Mr. Wain, Mr. Harper and Ms. Elman 75%, 80%, and 50% of his or her base salary, respectively, as a cash bonus for 2015.  It was the Compensation Committee’s view that each of our named executive officers performed well and had strategic roles in achieving the Company’s 2015 results.

Equity-based compensation (long-term incentive)

Our long-term incentive compensation is intended to encourage actions to maximize long-term stockholder value. Accordingly, the Company has adopted the Rouse Properties, Inc. 2012 Equity Incentive Plan (the “Equity Plan”).

In 2015, Mr. Silberfein, Mr. Wain, Mr. Harper, Ms. Elman and Mr. Schall (whose service as the Company’s Chief Operating Officer terminated effective as of April 22, 2015) received equity compensation awards in the form of time-vested options and time-vested restricted stock. These grants were intended to retain and motivate our named executive officers, as well as align a portion of their compensation with the performance of our common stock. The awards that the named executive officers received were as follows:

	Stock Options	Restricted Stock Awards	Total
Andrew Silberfein	300,000	16,007	316,007
John Wain	56,500	5,239	61,739
Brian Harper	102,300	8,731	111,031
Susan Elman	56,500	4,948	61,448
Benjamin Schall(1)	108,600	8,731	117,331

(1)             Mr. Schall’s service as our Chief Operating Officer terminated effective as of April 22, 2015.  In connection with the termination of Mr. Schall’s service as our Chief Operating Officer, he forfeited all of his unvested equity awards.

Since these awards were granted in early 2015, the Compensation Committee determined that the amounts were appropriate on the basis of individual and Company performance in 2014. The amounts are reflective of the Company’s and the named executive officers’ success in achieving significant growth, as well as the Compensation Committee’s goal of aligning the interests of our senior executives and stockholders. The Compensation Committee believes options are a valuable compensation vehicle, as executives only receive value when the stock price increases, thereby creating value for stockholders as well as executives. We will continue to use a mix of stock options and restricted stock to provide alignment of interests with stockholders and encourage retention of our executives.

Subject to the executive’s continued service, each of the option awards that were granted in 2013, 2014 and 2015 was scheduled to vest evenly over five years, commencing with the first anniversary of the date of grant. Subject to the executive’s continued service, each of the restricted stock awards that were granted in 2013, 2014 and 2015 was scheduled to vest evenly over three years, commencing with the first anniversary of the date of grant.

Role of the Compensation Committee

The Compensation Committee discharges the responsibility of the Board relating to the compensation of the named executive officers. During 2015, the members of the Compensation Committee were Mr. Richard Clark (Chair), Mr. David Kruth and Mr. Michael Mullen. In addition, the Compensation Committee is permitted to delegate its responsibilities to a subcommittee comprised of one or more of its members. The Compensation Committee has created an Equity Incentive Plan Subcommittee comprised of Mr. Mullen and Mr. Kruth that is responsible for, among other things, administering the Equity Plan and the Rouse Properties, Inc. Management Incentive Plan (the “Management Incentive Plan”).

During its review of the compensation of the named executive officers, the Compensation Committee considers the balance between short-term cash compensation and long-term incentives, evaluates the performance of the named executive officers in light of established goals and objectives, considers the Company’s overall performance during the prior year and relative stockholder return and sets the compensation levels of the named executive officers based on that evaluation. In addition, the Chief Executive Officer has been instrumental in providing the Compensation Committee with additional recommendations and analyses of the performance of the named executive officers and the Company. In 2015, the Compensation Committee reviewed peer group compensation data in addition to considering individual and Company performance to determine appropriate compensation levels for the named executive officers.  While the peer group was not used directly to determine any compensation elements, it was reviewed to provide context for the compensation packages being delivered to the Company’s executives.

Role of Our Chief Executive Officer in Executive Compensation

Our Chief Executive Officer provides the Compensation Committee with analyses and recommendations which reflect such factors as level of experience, time at position and applicable skill set of the named executive officers and the performance and achievements of the Company. Annually, our Chief Executive Officer can and does make recommendations to the Compensation Committee and Equity Incentive Plan Subcommittee with respect to all three components of named executive officer compensation (base salary, short-term incentives and long-term incentives) for each of the named executive officers.

Stock Ownership Guidelines for Named Executive Officers

The Board adopted stock ownership guidelines for named executive officers in order to strengthen the alignment of the interests of the Company’s management and stockholders.  Our stock ownership guidelines for named executive officers, which are set forth in our Stock Ownership Guidelines, require the named executive officers to own shares of common stock equal to the following values within five years of becoming subject to the guidelines: Chief Executive Officer—five times annual base salary; Chief Operating Officer—three times annual base salary; and all other named executive officers—two times annual base salary.  The named executive officers are subject to the retention ratios set forth in the Stock Ownership Guidelines.  All named executive officers are on track to achieve these guidelines within the prescribed time frame.

Retirement Benefits

The Company does not provide any defined benefit pension benefits or supplemental pension benefits to executive officers.

Other Benefits

Our executive officers may participate in various employee benefit programs, including medical and dental benefit programs. The benefit programs are generally available to all Company employees.  We also provide all employees of the Company whose customary employment is more than 20 hours per week, including our executive officers, with the opportunity to purchase shares of the Company’s common stock through payroll deductions at a 5% discount through our Employee Stock Purchase Plan, which was approved by our stockholders at the 2014 annual meeting of stockholders.

Retention Plan

In connection with the receipt by the Company of the unsolicited acquisition proposal from BAM, as described in “Item 10. Directors, Executive Officers and Corporate Governance—Involvement in Certain Legal Proceedings,” the Special Committee approved, on January 29, 2016, a Retention Plan (the “Retention Plan”) for Mr. Silberfein, Mr. Harper, Mr. Wain, Ms. Elman and certain other senior executives. The Retention Plan, which was developed with the advice of our independent outside compensation consultant, is intended to enhance retention of the Retention Plan participants.

Under the terms of the Retention Plan, each participant will be eligible to receive an aggregate cash retention award based on a percentage of such participant’s 2015 base salary and 2015 target performance bonus. Under the Retention Plan, Mr. Silberfein, Mr. Harper, Mr. Wain and Ms. Elman will be eligible to receive 200%, 156%, 100% and 100%, respectively, of their respective 2015 base salaries and bonuses for total retention bonuses of $3,000,000, $1,400,000, $700,000 and $600,000, respectively. Awards under the Retention Plan will be payable in two equal installments of 50% of the aggregate award payable to each participant. The first installment is payable on the earlier of (i) a determination by the Special Committee that it has terminated the process of considering and responding to the proposal from Brookfield and any process to explore strategic alternatives related thereto in which the Special Committee may decide to engage (a “Process Termination”) and (ii) the closing date of any merger, business combination or other similar transaction in respect of the Company. The second installment is payable on the earlier of (i) six months after any Process Termination and (ii) six months after the closing date of any merger, business combination or other similar transaction in respect of the Company.

A participant in the Retention Plan must be employed by the Company on a payment date in order to receive his or her award, except as described below under the section entitled “—Potential Payments Upon Termination or Change in Control—Retention Plan.”  Moreover, the retention bonuses will not be offset by or reduce any other payment or benefit payable to a participant by the Company or any of its affiliates, except as described below under the section entitled “—Potential Payments Upon Termination or Change in Control—Retention Plan.”

Post-Termination Compensation

Except as described below under “—Potential Payments Upon Termination or Change in Control—Retention Plan”, pursuant to either their employment agreements, offer letters or severance letters and our Equity Plan, the named executive officers are entitled to receive certain payments and/or accelerated vesting of stock awards in connection with a termination without cause, resignation for good reason and/or a termination by death or disability or, in certain circumstances, upon a change in control of the Company.  Such post-termination compensation is a competitive element of executive recruitment and compensation, and also serves as a temporary source of income following an officer’s involuntary termination. The amounts payable to the named executive officers upon a termination or change in control are described in the section below entitled “—Potential Payments Upon Termination or Change in Control”.

Tax Implications of Executive Officer Compensation

The Compensation Committee considered the anticipated tax treatment to the Company and our executive officers of various payments and benefits.  In particular, the Compensation Committee determined not to limit executive compensation to the deductible amount under Section 162(m) of the Internal Revenue Code of 1986 (the “Code”), as such an election would have a de minimis impact on the Company’s tax position. The Compensation Committee will monitor the impact to the Company and consider whether any changes in the Company’s programs are warranted.  However, the Compensation Committee may continue to approve compensation that does not meet the requirements of Section 162(m) of the Code if necessary to attract new hires or to ensure competitive levels of total compensation for the executive officers.

Compensation Committee Report

The Compensation Committee has reviewed and had the opportunity to discuss the section of this Form 10-K/A entitled “—Compensation Discussion and Analysis” with our management. Based upon the foregoing, the Compensation Committee has recommended to the Board that the section entitled “—Compensation Discussion and Analysis” be included in this Form 10-K/A.

Respectfully submitted by the Compensation Committee of the Board.

Richard Clark, Chair
David Kruth
Michael Mullen

Summary Compensation Table

The following table shows compensation information for 2015, 2014, and 2013 for our named executive officers.

Name and principal position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)

Andrew Silberfein	2015	750,000	750,000	275,000	831,000	10,600	2,616,600
President and Chief Executive	2014	750,000	1,375,000	250,001	923,416	12,500	3,310,917
Officer	2013	750,000	1,375,000	250,496	639,288	12,500	3,027,284

John Wain	2015	400,000	300,000	90,006	156,505	10,600	957,111
Chief Financial Officer	2014	400,000	550,000	89,994	164,268	12,500	1,216,762
	2013	400,000	550,000	—	113,724	12,500	1,076,224

Brian Harper (4)	2015	500,000	400,000	150,000	837,371	10,600	1,897,971
Chief Operating Officer	2014	500,000	600,000	100,004	290,004	12,500	1,502,508
	2013	500,000	600,000	—	138,762	12,500	1,251,262

Susan Elman(5)	2015	400,000	200,000	85,007	156,505	10,600	852,112
Executive Vice President,	2014	400,000	400,000	66,663	164,606	12,500	1,043,769
General Counsel and Secretary	2013	400,000	400,000	67,568	113,958	12,500	994,026

Benjamin Schall(6)	2015	167,308	—	150,000	300,822	54,831	672,961
Former Chief Operating	2014	500,000	775,000	124,991	307,918	12,500	1,720,409
Officer	2013	500,000	775,000	125,248	213,174	12,500	1,625,922

(1)             The amounts included in the “Bonus” column include annual incentive bonuses paid for services provided during the year noted, which were paid in cash for 2015, 2014, and 2013. The amounts reported in 2015 were paid in the first quarter of 2016, the amounts reported in 2015 were paid in the first quarter of 2014, and the amounts reported in 2013 were paid in the fourth quarter of 2014.

(2)             The amounts included in the “Stock Awards” and “Option Awards” columns are based on the grant date fair value for awards of restricted stock and stock options granted to the named executive officers and are computed in accordance with FASB ASC Topic 718. See Note 12 to the Consolidated Financial Statements included in the Original 2015 Form 10-K, Note 11 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 and Note 10 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. All amounts represent potential future income calculated for financial reporting purposes; actual amounts recognized by the named executive officers may be materially different depending on, among other things, the Company’s stock price performance and the period of service of the executive.

For Mr. Silberfein, Mr. Wain, Mr. Harper and Ms. Elman, the restricted stock awarded in 2015 is scheduled to vest in three equal annual installments beginning on each of the first three anniversaries of February 26, 2015.  For Mr. Silberfein, Mr. Wain, Mr. Harper and Ms. Elman, the stock options awarded in 2015 are scheduled to vest evenly over five years beginning on February 26, 2015.  For Mr. Silberfein, Mr. Wain, Mr. Harper and Ms. Elman, the restricted stock awarded in 2014 is scheduled to vest in three equal annual installments beginning on each of the first three anniversaries of February 27, 2014. For Mr. Silberfein, Mr. Wain, Mr. Harper and Ms. Elman, the stock options awarded in 2014 are scheduled to vest evenly over five years beginning on February 27, 2015. For Mr. Silberfein and Ms. Elman, the restricted stock awarded in 2013 is scheduled to vest in three equal annual installments beginning on each of the first three anniversaries of February 28, 2013. For Mr. Silberfein, Mr. Wain, Mr. Harper and Ms. Elman, the stock options awarded in 2013 are scheduled to vest evenly over five years beginning on February 28, 2014.

The restricted stock awarded to Mr. Schall in 2015 had been scheduled to vest in three equal annual installments beginning on each of the first three anniversaries of February 26, 2015, and the stock options awarded in 2015 had been scheduled to vest evenly over five years beginning on February 26, 2015.  The restricted stock awarded to Mr. Schall in 2014 had been scheduled to vest in three equal annual installments beginning on each of the first three anniversaries of February

27, 2014, and the stock options awarded in 2014 had been scheduled to vest evenly over five years beginning on February 27, 2015. The restricted stock awarded to Mr. Schall in 2013 had been scheduled to vest in three equal annual installments beginning on each of the first three anniversaries of February 28, 2013, and the stock options awarded in 2013 had been scheduled to vest evenly over five years beginning on February 28, 2014. In connection with the termination of Mr. Schall’s service as the Company’s Chief Operating Officer effective as of April 22, 2015, he forfeited all of his unvested equity awards.

(3)             The amounts reported for 2015 represent the $10,600 in 401(k) match for each of Mr. Silberfein, Mr. Wain, Mr. Harper, Ms. Elman and Mr. Schall.  In addition, the amount reported in 2015 for Mr. Schall includes a vacation pay out of $44,231.  The amounts reported for 2014 represent the $12,500 in 401(k) match for each of Mr. Silberfein, Mr. Wain, Mr. Harper, Ms. Elman and Mr. Schall. The amounts reported for 2013 represent the $12,500 in 401(k) match for each of Mr. Silberfein, Mr. Wain, Mr. Harper, Ms. Elman and Mr. Schall.

(4)             Mr. Harper was promoted to Chief Operating Officer effective as of April 22, 2015.  Prior to this promotion, Mr. Harper served as our Executive Vice President of Leasing and Acquisitions.

(5)             Ms. Elman was recognized by our Board of Directors as an executive officer of the Company on February 27, 2014.  Information pertaining to Ms. Elman’s compensation in 2013 is included in this Form 10-K/A on a voluntary basis given that she was not a “named executive officer” within the meaning of Item 402(a)(3) of Regulation S-K since she was not serving as an executive officer on or prior to December 31, 2013.

(6)             Mr. Schall’s service as our Chief Operating Officer terminated effective as of April 22, 2015.

Grants of Plan-Based Awards

The following table indicates equity awards granted in 2015 under the Equity Plan:

Name	Grant Date	All other stock awards: number of shares of stock (#)		All other option awards: number of securities underlying options (#)		Exercise or base price of option awards ($/sh)	Grant date fair value of stock and option awards ($)(1)
Andrew Silberfein	2/26/2015	16,007	(2)	—		—	275,000
	2/26/2015	—		300,000	(3)	17.18	831,000
John Wain	2/26/2015	5,239	(2)	—		—	90,006
	2/26/2015			56,500	(3)	17.18	156,505
Brian Harper	2/26/2015	8,731	(2)	—		—	150,000
	2/26/2015	—		102,300	(3)	17.18	283,371
	4/20/2015	—		200,000	(4)	17.98	554,000
Susan Elman	2/26/2015	4,948	(2)	—		—	85,007
	2/26/2015	—		56,500	(3)	17.18	156,505
Benjamin Schall(5)	2/26/2015	8,731	(6)	—		—	150,000
	2/26/2015	—		108,600	(7)	17.18	300,822

(1)             Grant date fair value with respect to the restricted stock is determined in accordance with FASB ASC Topic 718. Grant date fair value with respect to the options is determined using the Black-Scholes-Merton option pricing model in accordance with FASB ASC Topic 718. See Note 12 to the Consolidated Financial Statements included in the Original 2015 Form 10-K for a discussion of the relevant assumptions used in calculating these amounts. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(2)             Restricted stock was scheduled to vest in three equal installments on February 26, 2016 and each of the first two anniversaries thereof, subject to continued service.

(3)             Options were scheduled to vest in five equal annual installments on February 26, 2016 and each of the first four anniversaries thereof, subject to continued service.

(4)             Options were scheduled to vest in five equal annual installments on April 20, 2016 and each of the first four anniversaries thereof, subject to continued service.

(5)             Mr. Schall’s service as our Chief Operating Officer terminated effective as of April 22, 2015.

(6)             Restricted stock was scheduled to vest in three equal installments on February 26, 2016 and each of the first two anniversaries thereof, subject to continued service.  In connection with the termination of Mr. Schall’s service as our Chief Operating Officer, he forfeited all of his unvested equity awards.

(7)             Options were scheduled to vest in five equal annual installments on February 26, 2016 and each of the first four anniversaries thereof, subject to continued service.  In connection with the termination of Mr. Schall’s service as our Chief Operating Officer, he forfeited all of his unvested equity awards.

Narrative to the Summary Compensation Table and Grants of Plan-Based Awards Table

Silberfein Employment Agreement

We are party to an employment agreement with Mr. Andrew Silberfein (the “Silberfein Agreement”), our President and Chief Executive Officer since January 2, 2012. Pursuant to the Silberfein Agreement, Mr. Silberfein receives annual base compensation of $750,000. The Silberfein Agreement calls for Mr. Silberfein to have a target annual cash bonus equal to 100% of his base salary. For 2015, Mr. Silberfein received a cash bonus of $750,000 in recognition of the Company’s performance described above. In addition, the Silberfein Agreement required that certain equity awards be made in 2012, but included no such requirement with respect to awards in 2013 or thereafter.

The amounts payable to Mr. Silberfein upon a termination or change in control are described in the section entitled “—Potential Payments Upon Termination or Change in Control” below.

Wain Offer Letter

We are party to an offer letter with Mr. John Wain (the “Wain Offer Letter”), our Chief Financial Officer since October 3, 2012. Pursuant to the Wain Offer Letter, Mr. Wain receives annual base compensation of $400,000. The Wain Offer Letter calls for Mr. Wain to have a target annual cash bonus equal to 75% of his base salary. For 2015, Mr. Wain received a cash bonus of $300,000 in recognition of the Company’s performance described above. In addition, the Wain Offer Letter required that certain equity awards be made in 2012, but included no such requirement with respect to awards in 2013 or thereafter.

The amounts payable to Mr. Wain upon a termination or change in control are described in the section entitled “—Potential Payments Upon Termination or Change in Control” below.

Elman Offer Letter

We are party to an offer letter with Ms. Susan Elman (the “Elman Offer Letter”), our Executive Vice President, General Counsel and Secretary of the Company since April 2, 2012. Pursuant to the Elman Offer Letter, Ms. Elman receives annual base compensation of $400,000. The Elman Offer Letter calls for Ms. Elman to have a target annual cash bonus equal to 50% of her base salary. For 2015, Ms. Elman received a cash bonus of $200,000 in recognition of the Company’s performance described above. In addition, the Elman Offer Letter required that certain equity awards be made in 2012, but included no such requirement with respect to awards in 2013 or thereafter.

The amounts payable to Ms. Elman upon a termination or change in control are described in the section entitled “—Potential Payments Upon Termination or Change in Control” below.

Schall Offer Letter

Prior to the termination of Mr. Benjamin Schall’s service as the Company’s Chief Operating Officer, we were party to an offer letter with Mr. Schall (the “Schall Offer Letter”). Pursuant to the Schall Offer Letter, Mr. Schall received annual base compensation of $500,000. The Schall Offer Letter called for Mr. Schall to have a target annual cash bonus equal to 75% of his base salary.  In addition, the Schall Offer Letter required that certain equity awards be made in 2012, but included no such requirement with respect to awards in 2013 or thereafter.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2015:

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date	Number of shares of stock that have not vested (#)		Market value of shares of stock that have not vested ($)(1)
Andrew Silberfein	—	300,000	(2)	17.18	2/26/2025	16,007	(3)	233,062
	54,640	218,560	(4)	18.40	2/27/2024	9,058	(3)	131,884
	109,280	163,920	(5)	16.48	2/28/2023	5,067	(3)	73,776
	407,640	271,760	(6)	14.72	1/02/2022	—		—
John Wain	—	56,500	(2)	17.18	2/26/2025	5,239	(3)	76,280
	9,720	38,880	(4)	18.40	2/27/2024	3,260	(3)	47,466
	19,440	29,160	(5)	16.48	2/28/2023	—		—
	165,975	110,650	(7)	14.46	10/3/2022	5,238	(8)	76,265
Brian Harper	—	200,000	(9)	17.98	4/20/2025	—		—
	—	102,300	(2)	17.18	2/26/2025	8,731	(3)	127,123
	17,160	68,640	(4)	18.40	2/27/2024	3,623	(3)	52,751
	23,720	35,580	(5)	16.48	2/28/2023	—		—
	126,750	84,501	(10)	14.72	3/12/2022	1,934	(11)	28,159
Susan Elman	—	56,500	(2)	17.18	2/26/2025	4,948	(3)	72,043
	9,740	38,960	(4)	18.40	2/27/2024	2,415	(3)	35,162
	19,480	29,220	(5)	16.48	2/28/2023	1,367	(3)	19,904
	45,900	30,600	(10)	14.72	3/12/2022	2,548	(11)	37,099
Benjamin Schall(12)	—	—		—	—	—		—

(1)                       The market value of unvested shares of restricted stock is calculated by multiplying the number of shares by $14.56, the closing market price of our common stock on December 31, 2015.

(2)                       These options were granted on February 26, 2015 and were scheduled to vest in 20% increments beginning on February 26, 2016 and each of the first four anniversaries thereof.

(3)                       Represents the unvested portion of an award of restricted stock that was scheduled to vest in equal annual installments on each of the first three anniversaries of the date of grant.

(4)                       These options were granted on February 27, 2014 and were scheduled to vest in 20% increments on February 27, 2015 and each of the first four anniversaries thereof.

(5)                       These options were granted on February 27, 2013 and were scheduled to vest in 20% increments on February 28, 2014 and each of the first four anniversaries thereof.

(6)                       Represents the options that were granted on March 12, 2012 and were scheduled to vest in 20% increments on January 2, 2013 and each of the first four anniversaries thereof.

(7)                       These options were granted on October 3, 2012 and were scheduled to vest in 20% increments on October 3, 2013 and each of the first four anniversaries thereof.

(8)                       Represents the unvested portion of an award of restricted stock granted on October 3, 2012 that was scheduled to vest in equal installments on each of the first four anniversaries of the date of the grant.

(9)                       These options were granted on April 20, 2015 and were scheduled to vest in 20% increments on April 20, 2016 and each of the first four anniversaries thereof.

(10)                  These options were granted on March 12, 2012 and were scheduled to vest in 20% increments on March 12, 2013 and each of the first four anniversaries thereof.

(11)                  Represents the unvested portion of an award of restricted stock that was scheduled to vest one-third on each of March 12, 2014, 2015 and 2016. For Mr. Harper, the vesting of 1,933 shares of such award of restricted stock was accelerated from March 12, 2013 to December 19, 2012. For Ms. Elman, the vesting of 2,547 shares of such award of restricted stock was accelerated from March 12, 2013 to December 19, 2012.

(12)            Mr. Schall’s service as our Chief Operating Officer terminated effective as of April 22, 2015.  In connection with the termination of Mr. Schall’s service as our Chief Operating Officer, he forfeited all of his unvested equity awards.

Option Exercises and Stock Vested

The following table sets forth information regarding stock option exercises and the vesting of stock awards during 2015 for our named executive officers:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)(2)	Value Realized on Vesting ($)(3)
Andrew Silberfein	—	—	52,620	$967,765
John Wain	—	—	6,870	$109,225
Brian Harper	—	—	3,746	$67,509
Susan Elman	—	—	5,122	$92,286
Benjamin Schall(4)	230,060	$334,063	41,314	$769,547

(1)             Amount represents the difference between the closing price per share of our common stock on the NYSE on the date of exercise and the exercise price, multiplied by the number of options exercised.

(2)             Represents the vesting of restricted stock under the Equity Plan and the Management Incentive Plan.

(3)             Value realized on vesting of restricted stock is the fair market value on the date of vesting. Fair market value is based on the closing price on the date of vesting as reported on the NYSE.

(4)             Mr. Schall’s service as our Chief Operating Officer terminated effective as of April 22, 2015.  In connection with the termination of Mr. Schall’s service as our Chief Operating Officer, he forfeited all of his unvested equity awards.

Potential Payments Upon Termination or Change in Control

Employment Agreement and Offer and Severance Letters

Mr. Andrew Silberfein is subject to an employment agreement with the Company. Mr. John Wain, and Ms. Susan Elman are each subject to an offer letter with the Company. Mr. Brian Harper is subject to a severance letter with the Company, which became effective as of February 27, 2014 and governs the severance benefits to which he is entitled in the event his employment is terminated without cause. Mr. Silberfein’s term of employment will end on December 31, 2016, unless terminated at an earlier time. The offer letters for Mr. Wain and Ms. Elman and the severance letter for Mr. Harper specify that their employment is at-will and do not designate any term of employment.

In the event that Mr. Silberfein’s employment is terminated by us without Cause or by Mr. Silberfein for Good Reason, we are obligated to provide severance benefits. “Cause” is defined as Mr. Silberfein’s: (i) willful and continued failure or refusal to perform his duties; (ii) gross misconduct in connection with his employment; (iii) act of dishonesty or breach of trust in connection with his employment; (iv) conviction of, or plea of guilty or no contest to, any indictable criminal offense or any other criminal offense involving fraud, dishonesty or misappropriation; (v) conduct which is likely to injure the reputation or business of the Company or its affiliates, including, without limitation, any breach of the Company’s code of conduct or the willful violation of any policies of the Company or its affiliates; (vi) breach of any confidentiality, non-solicitation or non-competition obligations of the Company or its affiliates; (vii) material breach of any of the provisions of the employment agreement which (if curable) is not cured within 15 days of written notice; or (viii) breach of his representation that his employment does not violate the terms of any employment or other agreement to which he is bound. “Good Reason” is defined as: (i) any material reduction in Mr. Silberfein’s base salary or eligibility for his target cash bonus; (ii) the relocation of Mr. Silberfein’s principal place of employment outside the borough of Manhattan, New York; or (iii) any material or adverse change in Mr. Silberfein’s position, title, authority, job duties or responsibilities, in each case that has not been cured within 60 days after written notice has been given.

In the event that Mr. Silberfein’s employment is terminated by us without Cause or he resigns for Good Reason, Mr. Silberfein will be entitled to receive the following: (i)  cash severance equal to two times the sum of his base salary and target annual cash bonus, payable in bi-weekly installments over the two-year period following the date of termination; (ii) any earned but unpaid annual cash bonus related to a fiscal year prior to the year of termination; (iii) a pro-rata annual cash bonus for the fiscal year in which the termination occurs; (iv) immediate vesting of any unvested portion of the restricted stock granted in connection with the commencement of his employment (“signing restricted stock”); and (v) up to 18 months of COBRA continuation coverage at the active employee rate.  Notwithstanding the foregoing, as described below under “—Retention Plan,” any retention award under the Retention Plan paid to Mr. Silberfein will be in lieu of the cash severance payment that would be due to Mr. Silberfein under his employment agreement pursuant to clause (i) of this paragraph.

In the event that Mr. Silberfein’s employment is terminated due to death or disability, he will be entitled to the following: (i) any earned but unpaid annual cash bonus relating to a fiscal year prior to the year of termination; (ii) a pro-rata annual cash bonus for the fiscal year in which the termination occurs; and (iii) immediate vesting of any unvested portion of his signing restricted stock. Pursuant to a letter agreement between us and Mr. Silberfein, in the event that Mr. Silberfein is terminated by us without Cause, the portion of his options granted in 2012 that would have vested during the one year period following the termination date, if any, shall vest on the termination date.

If we terminate Mr. Silberfein’s employment for Cause, if Mr. Silberfein terminates his employment without Good Reason or if Mr. Silberfein’s employment agreement is not renewed following expiration of the employment period, then Mr. Silberfein is not entitled to receive any severance payments or benefits.

All severance payments are subject to: (i) Mr. Silberfein’s execution and effectiveness of a general release of all claims; (ii) Mr. Silberfein’s continued compliance with the non-competition and non-solicitation provisions set forth in the employment agreement; and (iii) no material and willful breach by Mr. Silberfein of the other restrictive covenants (including confidentiality, assignment of inventions, return of property, resignation upon termination, cooperation and non-disparagement) set forth in the employment agreement.

In the event Mr. Wain’s, Mr. Harper’s or Ms. Elman’s employment is terminated by us without cause, we are obligated to provide severance benefits as set forth below. None of the offer or severance letters expressly define cause.

Awards Under the Equity Plan

Under the Equity Plan, upon a termination of service other than for Cause, death or disability, unless otherwise specified in an award agreement, all unvested awards shall terminate and be forfeited as of the date of termination and all vested options and stock appreciation rights shall terminate and be forfeited on the earlier of 90 days following the date of termination and the expiration of the term of such options and stock appreciation rights. Upon a termination for Cause, unless otherwise specified in an award agreement, all awards shall terminate effective as of the date of termination or the date the act or omission constituting Cause is determined to have occurred. Upon a termination due to death or disability, unless otherwise specified in an award agreement, all unvested awards shall terminate and be forfeited as of the date of termination and all vested options and stock appreciation rights shall terminate on the earlier of one year following the date of termination and the expiration of the term of such options and stock appreciation rights.

Unless otherwise specified in an award agreement, “Cause” means the occurrence of any of the following: (i) indictment for a felony or crime of dishonesty or moral turpitude; (ii) insubordination, gross negligence or willful misconduct in the performance of the participant’s duties; (iii) illegal use of controlled substances during the performance of participant’s duties or that adversely affects the reputation or best interests of the Company or an affiliate; (iv) commission of fraud, embezzlement, misappropriation of funds, breach of fiduciary duty or a material act of dishonesty against the Company or any affiliate; (v) material breach of any written employment, non-competition, non-solicitation, confidentiality or similar agreement with the Company or any affiliate; (vi) noncompliance with a Company policy or code of conduct; (vii) persistent neglect of duty or chronic unapproved absenteeism; or (viii) willful and deliberate failure in the performance of the participant’s duties in any material respect, in each case, as determined in good faith by the Compensation Committee in its sole discretion. Notwithstanding the foregoing, with respect to any participant who has an employment agreement that defines Cause or a like term, Cause shall have the meaning set forth in such employment agreement.

Under the Equity Plan, upon the occurrence of a Change in Control, unless the Compensation Committee shall determine otherwise in an award agreement, the Compensation Committee shall adjust the terms and conditions of outstanding awards to continue, substitute, accelerate exercisability or vesting or cancel such awards for fair value. Unless otherwise specified in an award agreement, “Change in Control” means the occurrence of any of the following: (i) any consolidation, amalgamation or merger of the Company with or into any other person, or any other corporate reorganization, business combination, transaction or transfer of securities of the Company by its stockholders, or a series of transactions (including the acquisition of capital stock of the Company), whether or not the Company is a party thereto, in which the stockholders of the Company immediately prior to such consolidation, merger, reorganization, business combination or transaction, collectively have beneficial ownership, directly or indirectly, of capital stock representing directly, or indirectly through one or more entities, less than 50% of the equity measured by economic value or voting power (by contract, share ownership or otherwise) of the Company or other surviving entity immediately after such consolidation, merger, reorganization, business combination or transaction; (ii) the sale or disposition, in one transaction or a series of related transactions, of all or substantially all of the assets of the Company to any person; (iii) during any period of 12 consecutive months commencing on or after January 12, 2012, individuals who as of the beginning of such period constituted the entire Board (together with any new directors whose election by such Board or nomination for election by the Company’s stockholders was approved by a vote of at least two-thirds of the directors of the Company, then still in office, who were directors at the beginning of the period or whose election or nomination for election was previously so approved) cease for any reason to constitute a majority thereof; or (iv) approval by the stockholders of the Company of a complete liquidation or dissolution of the Company.

Restricted Stock

In the event that Mr. Silberfein’s employment is terminated by us without Cause or by Mr. Silberfein for Good Reason or due to death or disability, any unvested shares of his restricted stock that were granted in 2013 and thereafter will be forfeited without any consideration. For this purpose, Cause and Good Reason have the meanings given to such terms in Mr. Silberfein’s employment agreement. In the event Mr. Silberfein’s employment is terminated for any other reason, any unvested shares of his restricted stock shall be forfeited without any consideration.

In the event that Mr. Wain’s, Mr. Harper’s or Ms. Elman’s employment is terminated by us without Cause, any unvested shares of such executive’s restricted stock that were granted in 2012 will vest in full, subject to such executive’s execution of a general release of claims in a form reasonably acceptable to the Company, and any unvested shares of their restricted stock that were granted in 2013 and thereafter will be forfeited without any consideration. For this purpose, Cause shall have the meaning given to such term in the Equity Plan. In the event Mr. Wain’s, Mr. Harper’s or Ms. Elman’s employment is terminated for any other reason, any unvested shares of such executive’s restricted stock shall be forfeited without any consideration.

Stock Options

In the event Mr. Silberfein’s employment is terminated by us without Cause, the portion of his stock options granted in 2012 that would have vested during the one-year period following the date of termination shall vest, subject to his execution of a general release of claims in accordance with his employment agreement, and his unvested stock options granted in 2013 and thereafter shall immediately be terminated and forfeited without consideration. In the event Mr. Silberfein’s employment is terminated by us for Cause, his stock options, including any vested portion, shall immediately be terminated and forfeited without consideration. In the event Mr. Silberfein’s employment is terminated due to death or disability, any unvested portion of his stock options shall immediately terminate and be forfeited without consideration and the vested portion shall remain exercisable until the earlier of one year following such termination and the expiration of the term of such stock options. In the event Mr. Silberfein’s employment is terminated for any other reason, any unvested portion of his stock options shall immediately terminate and be forfeited without consideration and the vested portion shall remain exercisable until the earlier of 90 days following such termination and the expiration of the term of such stock options.

In the event Mr. Wain’s, Mr. Harper’s or Ms. Elman’s employment is terminated by us for Cause, such executive’s stock options, including any vested portion, shall immediately be terminated and forfeited without consideration. In the event Mr. Wain’s, Mr. Harper’s or Ms. Elman’s employment is terminated due to death or disability, any unvested portion of such executive’s stock options shall immediately terminate and be forfeited without consideration and the vested portion shall remain exercisable until the earlier of one year following such termination and the expiration of the term of such stock options. In the event Mr. Wain’s, Mr. Harper’s or Ms. Elman’s employment is terminated for any other reason, any unvested portion of such executive’s stock options shall immediately terminate and be forfeited without consideration and the vested portion shall remain exercisable until the earlier of 90 days following such termination and the expiration of the term of such stock options.

Termination/Change in Control Payments Tables

The following tables assume that the termination or Change in Control, as applicable, took place on December 31, 2015, and that the Compensation Committee decided to accelerate all equity awards in connection with such Change in Control.  The following tables do not take into account the Retention Plan, which was adopted subsequent to December 31, 2015 and which is described separately below under “—Retention Plan.”

Mr. Silberfein would be entitled to the following amounts from the Company in the following circumstances:

Benefits and Payment Upon Termination	Termination without Cause or Resignation for Good Reason		Termination with Cause or Resignation without Good Reason	Change in Control(1)	Death or Disability
Cash Severance Payment:	$3,000,000	(2)	$—	$—	$—
Equity:
Restricted Stock(3)	—	(4)	—	438,722	—	(4)
Options(3)	—	(5)	—	—	—
Benefits and Perquisites:
COBRA(6)	47,386		—	—	—
Total	$3,047,386		$—	$438,722	$—

(1)             Assumes that the Compensation Committee decided to accelerate all equity awards in connection with the Change in Control.

(2)             Pursuant to his employment agreement, Mr. Silberfein is entitled to two times the sum of his base salary and target cash bonus payable in biweekly installments over the two-year period following the date of termination.

(3)             Based upon a closing price per share of $14.56 on December 31, 2015.

(4)             Upon termination by us without Cause or by Mr. Silberfein for Good Reason or due to death or disability, any unvested shares of Mr. Silberfein’s restricted stock granted in connection with the commencement of his employment will vest in full. As of December 31, 2015, all of the shares of restricted stock granted to Mr. Silberfein in connection with the commencement of his employment have already fully vested.  Accordingly, there would be no additional vesting of such shares upon a termination by us without Cause or by Mr. Silberfein for Good Reason or due to death or disability.

(5)             Upon termination by us without Cause, the portion of Mr. Silberfein’s options granted in connection with the commencement of his employment that would have vested during the one-year period following the date of termination will vest.  However, those options were out-of-the-money as of December 31, 2015 and therefore have no intrinsic value.

(6)             Upon termination by us without Cause or resignation by Mr. Silberfein for Good Reason, Mr. Silberfein is entitled to up to 18 months of COBRA continuation coverage at the active employee rate.

Mr. Wain would be entitled to the following amounts from the Company in the following circumstances:

Benefits and Payment Upon Termination	Termination without Cause or Resignation for Good Reason		Termination with Cause or Resignation without Good Reason	Change in Control(1)	Death or Disability
Cash Severance Payment:	$200,000	(2)	$—	$—	$—
Equity:
Restricted Stock(3)	76,265	(4)	—	200,011	—
Options(3)	—		—	—	—
Benefits and Perquisites:
COBRA	—		—	—	—
Total	$276,265		$—	$200,011	$—

(1)             Assumes that the Compensation Committee decided to accelerate all equity awards in connection with the Change in Control.

(2)             Mr. Wain is entitled to six months base salary if termination occurs without cause pursuant to his offer letter.

(3)             Based upon a closing price per share of $14.56 on December 31, 2015.

(4)             Upon termination by us without Cause, any unvested shares of Mr. Wain’s restricted stock that were granted in 2012 will vest in full.

Mr. Harper would be entitled to the following amounts from the Company in the following circumstances:

Benefits and Payment Upon Termination	Termination without Cause or Resignation for Good Reason		Termination with Cause or Resignation without Good Reason	Change in Control(1)	Death or Disability
Cash Severance Payment:	$250,000	(2)	$—	$—	$—
Equity:
Restricted Stock(3)	28,159	(2)	—	208,033	—
Options(3)	—		—	—	—
Benefits and Perquisites:
COBRA	—		—	—	—
Total	$278,159		$—	$208,033	$—

(1)             Assumes that the Compensation Committee decided to accelerate all equity awards in connection with the Change in Control.

(2)             Mr. Harper is subject to a severance letter with the Company that became effective as of February 27, 2014 which governs the severance benefits he is entitled to receive under certain circumstances (the “Harper Severance Letter”). Under the Harper Severance Letter, if Mr. Harper is terminated without Cause, he is entitled to receive six months of base salary, and any unvested shares of restricted stock that were granted in 2012 will vest in full.

(3)             Based upon a closing price per share of $14.56 on December 31, 2015.

Ms. Elman would be entitled to the following amounts from the Company in the following circumstances:

Benefits and Payment Upon Termination	Termination without Cause or Resignation for Good Reason		Termination with Cause or Resignation without Good Reason	Change in Control(1)	Death or Disability
Cash Severance Payment:	$200,000	(2)	$—	$—	$—
Equity:
Restricted Stock (3)	37,099	(4)	—	164,208	—
Options(3)	—		—	—	—
Benefits and Perquisites:
COBRA	—		—	—	—
Total	$237,099		$—	$164,208	$—

(1)             Assumes that the Compensation Committee decided to accelerate all equity awards in connection with the Change in Control.

(2)             Ms. Elman is entitled to six months base salary if termination occurs without cause pursuant to her offer letter.

(3)             Based upon a closing price per share of $14.56 on December 31, 2015.

(4)             Upon termination by us without Cause, any unvested shares of Ms. Elman’s restricted stock that were granted in 2012 will vest in full.

Mr. Schall received no severance payments or related benefits in connection with the termination of his service as the Company’s Chief Operating Officer effective as of April 22, 2015.

Retention Plan

As described above under the section entitled “—Compensation Discussion and Analysis—Retention Plan,” in connection with the receipt by the Company of the unsolicited acquisition proposal from BAM, on January 29, 2016, the Special Committee approved the Retention Plan in order to enhance the retention of Mr. Silberfein, Mr. Harper, Mr. Wain, Ms. Elman and certain other senior executives participating in the Retention Plan. See “—Compensation Discussion and Analysis—Retention Plan” for details regarding the terms of the cash retention awards payable to the named executive officers under the Retention Plan.

In the event that a participant in the Retention Plan is terminated (i) by the Company without Cause, (ii) by the participant for Good Reason or (iii) due to the participant’s death or disability, the participant will be entitled to receive his or her retention award. If a participant’s employment is terminated under one of the foregoing circumstances prior to payment of the first retention award payment, such participant’s first and second installment will be paid when the first retention award installment is paid to the other participants (but in no event later than two months after the end of the year in which such termination occurs).  If a participant’s employment is terminated under one of the foregoing circumstances after payment of the first installment but prior to payment of the second installment, such participant’s second installment will be paid at the time of such termination of the participant’s employment.

For purposes of the Retention Plan, “Cause” generally means:  (i) the executive’s willful and continued material failure to perform the reasonable duties and responsibilities of his or her position that has not been cured within 30 days after written notice of such failure has been given; (ii) any material act of personal dishonesty taken by the executive in connection with his or her responsibilities whether or not intended to result in his or her substantial personal enrichment; (iii) the executive’s conviction of, or plea of nolo contendere to, a felony that the Special Committee reasonably believes has had or will have a material detrimental effect on our reputation or business; (iv) the executive’s breach of any fiduciary duty owed by such executive to us that has a material detrimental effect on our reputation or business; or (v) the executive being found liable in any SEC or other civil or criminal securities law action or the entering of any cease and desist order with respect to such action against the executive.  “Good Reason” generally means:  (i) a material reduction in the amount of the executive’s base salary or eligibility for his target cash bonus; (ii) a change in the executive’s principal work location resulting in a new one-way commute that is more than 25 miles greater than the executive’s one-way commute prior to the change in location; or (iii) a material reduction or material alteration in the executive’s authority, duties and/or responsibilities.

Accordingly, as of January 29, 2016, in addition to any other amounts that such officers would be entitled to, the named executive officers would be entitled to receive their cash retention awards upon a termination under the circumstances described in the second preceding paragraph.

The retention bonuses will not be offset by or reduce any other payment or benefit payable to a participant by the Company or any of its affiliates, other than Mr. Silberfein.  Any retention award under the Retention Plan paid to Mr. Silberfein will be in lieu of the cash severance payment that would be due to Mr. Silberfein pursuant to Section 6.1(b) of his employment agreement, as such cash severance payment is described above under “—Employment Agreement and Offer and Severance Letters” and reflected in the applicable table above.  Mr. Silberfein will be required to waive such cash severance payment under Section 6.1(b) of his employment agreement in respect of the same transaction or circumstance with respect to which he has received a retention award under the Retention Plan.

Director Compensation

Each non-employee director, including the Chairman of the Board, is entitled to receive an annual retainer of $85,000, initially paid 50% in cash and 50% in restricted stock. The Chairman of the Board and the Chair of the Audit Committee are entitled to receive additional retainers of $35,000 and $25,000, respectively. The Chairs of the Compensation Committee, Nominating and Governance Committee and Investment Committee are each entitled to receive an additional retainer of $12,500. The Company reimburses all directors for all expenses incurred in attending Board and Board committee meetings.

In addition, at a meeting of the Special Committee in January 2016, the Special Committee determined that each Special Committee member (other than Mr. Silberfein) would receive from the Company, as compensation for serving on the Special Committee, a retainer of $50,000, and that the chairman selected by the Special Committee would receive an additional $10,000 for serving as chairman, as well as reimbursement by the Company of all reasonable costs incurred by each member (other than Mr. Silberfein) in connection with his or her service on the Special Committee. In approving these compensation arrangements, the Special Committee considered, among other things, the additional work included in serving on the Special Committee, customary ranges and options for compensating the Special Committee members therefor and whether any compensation should consist of a flat fee, a per meeting fee or a mix of both.

A director who is, or becomes, an employee of the Company does not receive additional compensation for serving as a director.

Our director stock ownership policy requires that our directors achieve a minimum ownership of stock equal in value to three times their annual retainer within five years of joining the Board, after which they may elect to receive the annual retainer 75% in cash and 25% in restricted stock. The Board members who are employed by Brookfield are exempt from the stock ownership requirement and are not required to receive a portion of their compensation in restricted stock.

The following table shows compensation information for 2015 for our non-employee directors:

Name	Fees earned or paid in cash ($)	Stock awards ($)(1)(2)	Total ($)
Jeffrey Blidner(3)	—	—	—
Richard Clark	132,500	—	132,500
Christopher Haley	42,500	42,500	85,000
Michael Hegarty	67,500	42,500	110,000
Brian Kingston	97,500	—	97,500
David Kruth	42,500	42,500	85,000
Michael Mullen	55,000	42,500	97,500

(1)                  Represents shares of restricted stock received in connection with the annual equity portion of the compensation. The amounts indicated represent the aggregate grant date fair value for awards of stock, computed in accordance with FASB ASC Topic 718. See Note 12 to the Consolidated Financial Statements included in the Original 2015 Form 10-K for a discussion of the relevant assumptions used in calculating these amounts.

(2)                  As of December 31, 2015, the following directors have the following number of stock awards outstanding:

Name	Stock awards (#)
Jeffrey Blidner	—
Richard Clark	—
Christopher Haley	9,339
Michael Hegarty	6,791
Brian Kingston	—
David Kruth	9,339
Michael Mullen	9,339

(3)                  Mr. Blidner elected to forego director compensation for the year ended December 31, 2015.

Compensation Committee Interlocks and Insider Participation

Those directors who were members of the Compensation Committee during 2015 included Mr. Richard Clark, Mr. David Kruth and Mr. Michael Mullen. No member of the Compensation Committee was, during 2015 or previously, an officer or employee of the Company or its subsidiaries. In addition, during 2015, there were no compensation committee interlocks required to be disclosed. Mr. Clark is the Chief Executive Officer of Brookfield Property Group and BPY, which are affiliates of Brookfield, with which the Company was or is party to the arrangements discussed below under “Item 13. Certain Relationships and Related Transactions, and Director Independence—Related Person Transactions.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of December 31, 2015 regarding the number of shares of common stock that may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders - stock options	3,490,421	$16.40	—
Equity compensation plans approved by security holders - restricted stock shares	72,484	—	—
Subtotal - Equity compensation plans approved by security holders	3,562,905	$16.40	3,096,414
Equity compensation plans not approved by security holders	—	—	—
Total	3,562,905	$16.40	3,096,414

Security Ownership of Certain Beneficial Owners and Management

The following table shows information regarding the beneficial ownership of our common stock by:

•                       each person or group who is known by us to own beneficially more than 5% of our common stock;

•                       each member of the Board, each director and each of our named executive officers; and

•                       all members of the Board and our executive officers as a group.

Beneficial ownership of shares is determined under the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Shares of common stock that may be acquired currently or within 60 days of April 22, 2016 through the exercise of any option, warrant or right, the conversion of a security, the power to revoke a trust, discretionary account or similar arrangement or the automatic termination of a trust, discretionary account or similar arrangement are deemed to be outstanding and beneficially owned by the person and any group of which that person is a member, but are not deemed outstanding for the purpose of computing the percentage of beneficial ownership for any other person. Except as noted by footnote, and subject to community property laws where applicable, we believe based on the information provided to us that the persons and entities named in the table below have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them. No director or executive officer of the Company has pledged shares of our common stock as security nor is permitted under our Policy on Insider Trading and Communications with the Public to enter into hedging transactions with respect to shares of our common stock.

Except as noted by footnote, all stockholdings listed below are as of April 22, 2016 and the percentages of beneficial ownership listed below are based on 57,881,641 shares of common stock outstanding as of April 22, 2016.

Unless otherwise indicated, the address for each holder listed below is c/o Rouse Properties, Inc., 1114 Avenue of the Americas, Suite 2800, New York, New York 10036.

Name and address of beneficial owner	Number of Shares	Percent of Total
Brookfield Asset Management Inc.(1)	19,387,625	33.50%
FMR LLC(2)	8,690,000	15.01%
The Vanguard Group(3)	5,593,106	9.66%
Signature Global Asset Management(4)	4,222,226	7.29%
First Manhattan Co.(5)	3,735,019	6.45%
Bank of Montreal(6)	3,489,950	6.03%
T. Rowe Price Associates, Inc.(7)	3,197,570	5.52%
Vanguard Specialized Funds - Vanguard REIT Index Fund(8)	2,935,692	5.07%
Jeffrey Blidner	—	—
Richard Clark	—	—
Susan Elman(9)	160,482	*
Christopher Haley	12,820	*
Brian Harper(9)	400,733	*
Michael Hegarty	9,252	*
Brian Kingston	—	—
David Kruth	24,125	*
Michael Mullen	26,800	*
Andrew Silberfein(9)	1,230,580	2.13%
John Wain(9)	280,693	*
All directors and executive officers as a group (11 persons)(9)	2,145,485	3.71%

* Denotes less than 1.0%

(1)                  The following Brookfield entities may be deemed to constitute a “group” within the meaning of Section 13(d)(3) under the Exchange Act and Rule 13d-5(b)(1) thereunder and each member of the “group” may be deemed to beneficially own all shares of common stock held by all members of the “group”: Brookfield Retail Holdings VII LLC, Brookfield Retail Holdings II Sub II LLC, Brookfield Retail Holdings III Sub II LLC, Brookfield Retail Holdings IV-A Sub II LLC, Brookfield Retail Holdings IV-B Sub II LLC, Brookfield Retail Holdings IV-C Sub II LLC, Brookfield Retail Holdings IV-D Sub II LLC, Brookfield Asset Management Inc., Partners Limited, Brookfield Holdings Canada Inc., Brookfield Asset Management Private Institutional Capital Adviser US, LLC, Brookfield Property Partners Limited, Brookfield Property Partners L.P., Brookfield Property L.P., Brookfield US Holdings Inc., Brookfield US Corporation, Brookfield BPY Holdings (US) Inc., BPY Canada Subholdings 1 ULC, BPY Canada Subholdings 2 ULC, BPY Canada Subholdings 3 ULC, BPY Canada Subholdings 4 ULC, Brookfield BPY Retail Holdings I LLC, Brookfield BPY Retail Holdings II LLC, BPY Retail I LLC, BPY Retail III LLC and New Brookfield Retail Holdings R 2 LLC (collectively, the “Group”). Accordingly, each of the above Brookfield entities may be deemed to beneficially own 19,387,625 shares of common stock constituting beneficial ownership of 33.5% of the shares of the Company’s common stock. The following Brookfield entities directly own more than 5% of the outstanding shares of the Company’s common stock in the following amounts: (i) Brookfield Retail Holdings VII LLC directly owns 2,946,661 shares of common stock, representing approximately 5.1% of the outstanding common stock and (ii) New Brookfield Retail Holdings R 2 LLC directly owns 14,995,702 shares of common stock, representing approximately 25.9% of the outstanding common stock. Each of Brookfield Retail Holdings VII LLC, Brookfield BPY Retail Holdings II LLC, New Brookfield Retail Holdings R 2 LLC, Brookfield Retail Holdings II Sub II LLC, Brookfield Retail Holdings III Sub II LLC, Brookfield Retail Holdings IV-A Sub II LLC, Brookfield Retail Holdings IV-B Sub II LLC, Brookfield Retail Holdings IV-C Sub II LLC and Brookfield Retail Holdings IV-D Sub II LLC (collectively, the “Investment Vehicles”) expressly disclaims, to the extent permitted by applicable law, beneficial ownership of any shares of common stock held by each of the other Investment Vehicles and the other members of the Group expressly disclaims, to the extent permitted by applicable law, beneficial ownership of any shares of common stock held by each of the Investment Vehicles.  The address of each such Brookfield managed entity is c/o Brookfield BPY Retail Holdings I LLC, Brookfield Place, 250 Vesey Street, 15th Floor, New York, New York 10281-1023.

(2)                  Based on information as of December 31, 2015 set forth in a report on Schedule 13G/A filed with the SEC by FMR LLC, Abigail P. Johnson, Fidelity Small Cap Discovery Fund and Fidelity Small Cap Value Fund on February 12, 2016, FMR LLC and Abigail P. Johnson have sole dispositive power over 8,690,000 shares, Fidelity Small Cap Value Fund has sole voting power over 4,350,000 shares and Fidelity Small Cap Discovery Fund has sole voting power over 3,400,000 shares. The address of FMR LLC, Abigail P. Johnson, Fidelity Small Cap Discovery Fund and Fidelity Small Cap Value Fund is 245 Summer Street, Boston, Massachusetts 02210.

(3)                  Based on information as of December 31, 2015 set forth in a report on Schedule 13G/A filed with the SEC by The Vanguard Group on February 10, 2016, The Vanguard Group has sole voting power over 100,595 shares, shared voting power over 33,600 shares, sole dispositive power over 5,512,058 shares and shared dispositive power over 81,048 shares. The address of The Vanguard Group is 100 Vanguard Boulevard, Malvern, Pennsylvania 19355.

(4)                  Based on information as of December 31, 2015 set forth in a report on Schedule 13G/A filed with the SEC by Signature Global Asset Management, a business unit of CI Investments Inc. (“Signature”), on February 12, 2016, Signature has sole voting power and sole dispositive power over 4,222,226 shares. The address of Signature is c/o CI Investments Inc., 2 Queen Street East, Twentieth Floor, Toronto, Ontario, M5C 3G7, Canada.

(5)                  Based on information as of December 31, 2015 set forth in a report on Schedule 13G/A filed with the SEC by First Manhattan Co. (“First Manhattan”) on February 12, 2016, First Manhattan has sole voting and dispositive power over 481,150 shares, shared voting power over 2,981,981 shares and shared dispositive power over 3,253,869 shares. The address of First Manhattan is 399 Park Avenue, New York, New York 10022.

(6)                  Based on information as of December 31, 2014 set forth in a report on Schedule 13G/A filed with the SEC by Bank of Montreal, BMO Harris Financial Advisors, Inc., BMO Harris Bank N.A. and BMO Nesbitt Burns Inc., on February 13, 2015, Bank of Montreal has sole voting power and sole dispositive power over 12 shares and has shared voting power and shared dispositive power over 486 shares, BMO Harris Financial Advisors, Inc. has sole voting power and sole dispositive power over 12 shares, BMO Harris Bank N.A. has shared voting power and shared dispositive power over 486 shares and BMO Nesbitt Burns Inc. does not have sole voting power, sole dispositive power, shared voting power or shared dispositive power over any shares. The address of Bank of Montreal is 1 First Canadian Place, Toronto, Canada M5X 1A1. There has been no change to such holdings as of April 22, 2016. The address of BMO Harris Bank N.A. is 111 West Monroe Street, Floor 6E, Chicago, Illinois 60690. The address of BMO Harris Financial Advisors, Inc. is 311 West Monroe

Street, Fourteenth Floor, Chicago, Illinois 60603. The address of BMO Nesbitt Burns Inc. is IBG Financial Department, FCP-7th Floor, Toronto, Ontario M5X 1H3 Canada.

(7)                  Based on information as of December 31, 2015 set forth in a report on Schedule 13G filed with the SEC by T. Rowe Price Associates, Inc. (“T. Rowe Price”) on February 12, 2016, T. Rowe Price has sole voting power over 617,920 shares and sole dispositive power over 3,197,570 shares. The address of T. Rowe Price is 100 E. Pratt Street, Baltimore, Maryland 21202.

(8)                  Based on information as of December 31, 2015 set forth in a report on Schedule 13G filed with the SEC by Vanguard Specialized Funds - Vanguard REIT Index Fund (“Vanguard Fund”) on February 9, 2016, Vanguard Fund has sole voting power over 2,935,692 shares. The address of Vanguard Fund is 100 Vanguard Boulevard, Malvern, Pennsylvania 19355.

(9)                  Includes shares of restricted stock for which the holder has the right to vote. The number of shares reported includes shares covered by options held by our named executive officers that are exercisable within 60 days of April 22, 2016 as follows: Ms. Elman, 121,200 shares; Mr. Harper, 299,360 shares; Mr. Silberfein, 876,720 shares; and Mr. Wain, 225,875 shares.

Change in Control

As described in the Original 2015 Form 10-K and elsewhere in this Form 10-K/A, on February 25, 2016, we entered into a definitive merger agreement to be acquired by affiliates of BAM for $18.25 per share in an all-cash transaction.  If this transaction is consummated, it will result in a change in control of us.  For additional information regarding the merger agreement and the proposed merger, please see “Item 10. Directors, Executive Officers and Corporate Governance—Involvement in Certain Legal Proceedings” and “Item 13. Certain Relationships and Related Transactions, and Director Independence—Related Person Transactions—Proposed Acquisition of the Company by Brookfield” in this Form 10-K/A and, in the Original 2015 Form 10-K, “Item 1. Business” and “Item 1A.  Risk Factors—Risks Related to Brookfield’s Proposed Acquisition of our Company”.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions

Proposed Acquisition of the Company by Brookfield

Standstill Agreement

On January 18, 2016, in connection with our receipt of the unsolicited acquisition proposal from BAM, as described above under “Item 10. Directors, Executive Officers and Corporate Governance—Involvement in Certain Legal Proceedings”, we entered into a standstill agreement with BAM pursuant to which BAM agreed that neither it nor certain of its affiliates would, other than pursuant to a written agreement with us, acquire beneficial ownership (as defined in such standstill agreement) of any additional shares of our common stock prior to March 4, 2016.

On March 10, 2016, we received a letter from BAM stating that, as of such date, and at any time prior to the earlier of receipt of the stockholder approvals required under the merger agreement described below and the termination of such merger agreement, BAM did not intend to acquire, cause any of its controlled affiliates to acquire, or assist, advise, act in concert with or participate with or knowingly encourage others to acquire, any additional shares of the Company’s common stock, and that BAM intended to give the Company at least two business days’ prior written notice before taking any such action.  The letter also stated that BAM would give the Company reasonable notice if such intentions changed.

Merger Agreement

On February 25, 2016, we entered into a definitive merger agreement to be acquired by affiliates of BAM for $18.25 per share in an all-cash transaction, a portion of which may be paid out as a special dividend.  Under the terms of the merger agreement, Brookfield will acquire all of the outstanding shares of our common stock, other than those shares currently held by BPY and its affiliates, in a transaction valued at approximately $2.8 billion, including our indebtedness.  The merger agreement prohibits the payment of any further dividends by us, other than as necessary to maintain our REIT status and a closing dividend as part of the $18.25 per share consideration payable in the transaction.  The purchase price represents a premium of approximately 35% over our closing stock price on January 15, 2016, the last trading day prior to Brookfield’s announcement of the proposal to acquire us. The Special Committee unanimously approved the merger agreement and related transactions.

Completion of the transaction is expected to occur by the third quarter of 2016, and is contingent upon customary closing conditions, including the approval of the holders of a majority of the outstanding shares of our common stock and a majority of the outstanding shares of our common stock not currently held by BPY and its affiliates.

Reference is made to our Current Report on Form 8-K filed on February 29, 2016 for a summary of the material terms of the merger agreement and the other related agreements referenced below, which summary is incorporated herein by reference.  See also “Item 10. Directors, Executive Officers and Corporate Governance—Involvement in Certain Legal Proceedings” in this Form 10-K/A and “Item 1A. Risk Factors—Risks Related to Brookfield’s Proposed Acquisition of our Company” in the Original 2015 Form 10-K.

Voting Agreement

On February 25, 2016, in connection with the merger agreement, we entered into a voting agreement with stockholders of the Company affiliated with BAM, pursuant to which, among other things, such stockholders agreed to vote all their shares of our common stock in favor of the approval and adoption of the merger agreement and related transactions and any other matter that is required to facilitate the merger and related transactions, and against certain actions that would compete or conflict with, or have an adverse effect on the consummation of the merger or related transactions.

Series I Preferred Stock Exchange Agreement

Also in connection with the merger agreement, on February 25, 2016, we entered into a Series I preferred stock exchange agreement with stockholders of the Company affiliated with BAM, pursuant to which, among other things, we and such stockholders agreed to consummate, on the terms and subject to the conditions thereof, an exchange of such stockholders’ shares of our common stock for new shares of Series I preferred stock of the Company.

Letter Agreement

On February 25, 2016, also in connection with the merger agreement, BAM entered into a letter agreement with us pursuant to which, among other things, BAM agreed, to the extent legally required, to file (along with certain of its affiliates) a Rule 13E-3 transaction statement on Schedule 13E-3 with the SEC.

On March 29, 2016, BAM and certain of its affiliates filed such Rule 13E-3 transaction statement on Schedule 13E-3 with the SEC jointly with the Company.

Registration Rights Agreement

In March 2012, we entered into a registration rights agreement with Brookfield, who was our majority stockholder at the time, with respect to all registrable securities to be held by Brookfield. The registration rights agreement provides for demand rights and customary piggyback registration rights. Pursuant to the registration rights agreement, we are obligated to file a resale shelf registration statement with the SEC upon the request of Brookfield.

Office Lease with Brookfield

Upon our spin-off from GGP in January 2012, we assumed a ten-year lease agreement with Brookfield, as landlord, for our corporate office in New York City. Costs associated with the office lease for the year ended December 31, 2015 were approximately $1.1 million.

Business Infrastructure Costs

Upon our spin-off from GGP in January 2012, we commenced the development of our information technology platform (“Brookfield Platform”). The development of the Brookfield Platform required us to purchase, design and create various information technology applications and infrastructure. Brookfield Corporate Operations, LLC (“BCO”) had been engaged to assist in the project development and procure the various applications and infrastructure of the Company. As of December 31, 2015, the Company had accelerated and written off any remaining infrastructure costs related to the Brookfield Platform due to the completed development of our internal information technology platform.

We are also required to pay a monthly information technology services fee to BCO. Approximately $1.1 million in costs were incurred for the year ended December 31, 2015. As of the year ended December 31, 2015, $0.2 million of costs were outstanding and payable.

Financial Service Center

In 2013, we engaged BCO’s financial service center to manage certain of our administrative services, such as accounts payable and receivable, employee expenses, lease administration and other similar types of services. During 2015, approximately $0.1 million in costs were incurred under such arrangement. We no longer engage BCO’s financial service center to manage such administrative services.

Related Person Transactions Policy

We have adopted a written policy relating to the approval of related person transactions. The Audit Committee will review and approve all relationships and related person transactions between us and (i) our directors, director nominees or executive officers (other than to the extent they are compensatory and dealt with by the Compensation Committee), (ii) any 5% record or beneficial owner of our common stock, (iii) any immediate family member of any person specified in (i) and (ii) above or (iv) an entity that is either wholly or substantially owned or controlled by someone specified in (i), (ii) or (iii) above.

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

•                  whether the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party; and

•                  whether the term of the transaction does not exceed one year or the agreement reflecting the related person transaction is terminable by us in our sole discretion upon reasonable notice.

If a transaction under review involves a member of the Audit Committee who is a related person, the transaction must be approved by a majority of the disinterested members of the Audit Committee.

Director Independence

Pursuant to our Corporate Governance Guidelines, a copy of which is available on our website at www.rouseproperties.com, the Board is required to affirmatively determine whether each of our directors is an independent director of the Company under the listing standards of the NYSE, the principal exchange on which our common stock is traded.

In advance of the Company’s 2015 annual meeting of stockholders, the Board affirmatively determined that each of Mr. Jeffrey Blidner, Mr. Richard Clark, Mr. Christopher Haley, Mr. Michael Hegarty, Mr. Brian Kingston, Mr. David Kruth and Mr. Michael Mullen was an independent director of the Company under the applicable rules of the NYSE.  At such time, the Board also affirmatively determined that each member of the Board’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee met the definition of an “independent director” of the Company under applicable SEC and NYSE rules.

During its review of director independence, the Board considered all information it deemed relevant, including, without limitation, any transactions and relationships between each director or any member of his immediate family and the Company or its subsidiaries or affiliates. The Board also considered the recommendations of the Nominating and Governance Committee, which conducted a separate independence assessment of all directors in advance of the Company’s 2015 annual meeting of stockholders as part of its nomination process for the Board and its respective committees. The purpose of this review was to determine whether any such transaction or relationship constituted a “material relationship” that would be inconsistent with a determination that a director is independent. The Board has not adopted any categorical standards for assessing independence, preferring instead to consider all relevant facts and circumstances in making an independence determination, including, without limitation, applicable independence standards promulgated by the NYSE.

In making these determinations with respect to Mr. Blidner, Mr. Clark, Mr. Kingston and Mr. Hegarty, the Board took into account the relationship between the Company and Brookfield, which is a stockholder of the Company and for which each of Mr. Blidner, Mr. Clark and Mr. Kingston is employed and/or serves as a director and Mr. Hegarty previously served as a director.  Such consideration included the transactions between the Company and Brookfield discussed in the section above entitled “—Related Person Transactions” as in effect at the time, other than the transactions described under “Proposed Acquisition of the Company by Brookfield,” which occurred subsequent to the Board’s determinations.

Executive Sessions of the Board

Following the conclusion of each meeting of the Board, the Company’s independent directors meet in executive session without the presence of management. Mr. Richard Clark, a non-executive, independent director who serves as the Chairman of the Board, presides at such executive sessions of the independent directors.

Communications with Independent Directors

Interested parties, including stockholders, who would like to communicate with the non-executive, independent Chairman of the Board or the Company’s independent directors as a group may do so by writing to them care of the Company’s Secretary at Rouse Properties, Inc., 1114 Avenue of the Americas, Suite 2800, New York, New York 10036. Any such communication is promptly distributed to the director or directors named therein unless such communication is considered, in the reasonable judgment of the Company’s Secretary, to be improper for submission to the intended recipient or recipients. Examples of communications that would be considered improper for submission include, without limitation, solicitations, customer complaints, communications that do not relate directly or indirectly to the Company or the Company’s business and communications that relate to improper or irrelevant topics.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Deloitte & Touche LLP serves as our independent registered public accounting firm. The following table presents fees paid for the audit of our annual Consolidated Financial Statements and all other professional services rendered by Deloitte & Touche LLP for the years ended December 31, 2015 and 2014.

	Years Ended December 31,
	2015	2014
Audit fees	$928,500	$843,500
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$928,500	$843,500

Audit Fees. With regard to the years ended December 31, 2015 and 2014, these fees consisted principally of the audit of the Company’s Consolidated Financial Statements and the effectiveness of the Company’s internal control over financial reporting, reviews of the Company’s quarterly Consolidated Financial Statements and reviews of other filings or registration statements under the Securities Act of 1933 and the Exchange Act during those fiscal years.

According to its charter, the Audit Committee is responsible for pre-approving all audit and non-audit services provided to the Company by its independent registered public accounting firm.  The above-noted services provided by Deloitte & Touche LLP were pre-approved by the Audit Committee. The Audit Committee has considered whether the provision of the above-noted services is compatible with maintaining the independence of our independent registered public accounting firm and has determined that the provision of these services is compatible with maintaining the independence of Deloitte & Touche LLP.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROUSE PROPERTIES, INC.

By:	/s/ JOHN WAIN
John Wain
Chief Financial Officer
	(Principal Financial Officer)	April 29, 2016

Exhibit Index

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Rouse Properties, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed January 19, 2012).

3.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation of Rouse Properties, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q, filed May 7, 2013).

3.3	Amended and Restated Bylaws of Rouse Properties, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed January 19, 2012).

3.4

Exchange Agreement, dated as of January 12, 2012, between Rouse Properties, Inc. and GGP Limited Partnership (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed January 19, 2012).

4.1

Registration Rights Agreement, dated March 26, 2012, between Rouse Properties, Inc. and affiliates of Brookfield Asset Management Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K, filed March 29, 2012).

4.2

Registration Rights Agreement, dated as of November 12, 2015, between Rouse Properties, Inc. and Plaza Camino Real (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed November 13, 2015).

10.1

Form of Indemnification Agreement between Rouse Properties, Inc. and individual directors and officers (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10, filed December 14, 2011).

10.2

Secured Credit Agreement, dated as of November 22, 2013, among Rouse Properties, L.P. and the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 26, 2013).

10.3

Amendment Regarding Increase to Secured Credit Agreement, dated as of March 3, 2014, among Rouse Properties, L.P., as Borrower, and KeyBank National Association, as Administrative Agent, and the Other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K, filed March 9, 2015).

10.4

First Amendment to Secured Credit Agreement, dated as of December 29, 2014, among Rouse Properties, L.P., as Borrower, and KeyBank National Association, as Administrative Agent, and the Other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K, filed March 9, 2015).

10.5

Amendment Regarding Increase, dated as of June 29, 2015, among Rouse Properties, L.P., KeyBank National Association, as Administrative Agent, and the other agents and lenders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 6, 2015).

10.6

Second Amendment to Secured Credit Agreement, dated as of July 6, 2015, among Rouse Properties, L.P., KeyBank National Association, as Administrative Agent, and the other agents and lenders named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 6, 2015).

10.7	2012 Equity Incentive Plan for directors, employees and consultants (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, filed March 29, 2012).

10.8	First Amendment to the Rouse Properties, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 11, 2015).

10.9	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed March 29, 2012).

10.10	Form of Restricted Stock Award Agreement for employees (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed March 29, 2012).

10.11	Form of Restricted Stock Award Agreement for directors (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed March 29, 2012).

10.12

Non-Qualified Stock Option Agreement between Rouse Properties, Inc. and Andrew Silberfein, dated March 12, 2012 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed March 29, 2012).

10.13

Restricted Stock Award Agreement between Rouse Properties, Inc. and Andrew Silberfein dated March 12, 2012 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed March 29, 2012).

10.14	Rouse Properties, Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 8, 2013).

Exhibit Number	Exhibit Description

10.15

Employment Agreement between Andrew Silberfein and Rouse Properties, Inc., dated November 14, 2011 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form 10, filed December 14, 2011).

10.16

Letter Agreement between Andrew Silberfein and Rouse Properties, Inc., dated November 14, 2011 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form 10, filed December 14, 2011).

10.17

Employment Letter, effective as of September 25, 2012, between Rouse Properties, Inc. and John A. Wain (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 28, 2012).

10.18

Purchase and Sale Agreement and Joint Escrow Instruction, dated as of October 18, 2013, between Rouse Properties, Inc. and certain affiliates of The Macerich Company (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, filed March 5, 2014).

10.19

Employment Letter, effective as of April 5, 2012, between Rouse Properties, Inc. and Susan Elman (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K, filed March 5, 2014).

10.20	Severance Letter dated February 27, 2014 between Rouse Properties, Inc. and Brian Harper (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 5, 2014).

10.21

Employment Letter, effective as of June 30, 2014, between Rouse Properties, Inc. and Michael Grant (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed August 4, 2014).

10.22

Amended and Restated Agreement of Limited Partnership of Rouse Properties, L.P., dated as of January 8, 2015 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed March 8, 2016 (the “Original 2015 Form 10-K”).

10.23

Limited Liability Company Agreement of TUP 130 Parent, LLC, effective as of August 29, 2014 (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K, filed March 9, 2015).

10.24

Limited Liability Company Agreement of TUP 330 Company, LLC, effective as of August 29, 2014 (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, filed March 9, 2015).

10.25

Limited Liability Company Agreement of TUP 430 Parent, LLC, effective as of August 29, 2014 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K, filed March 9, 2015).

10.26

First Amendment, dated as of November 12, 2015, to the Amended and Restated Agreement of Limited Partnership of Rouse Properties, L.P. Establishing Series A Preferred Units of the Partnership (incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K, filed November 13, 2015).

10.27

Tax Protection Agreement, dated as of November 12, 2015, among Rouse Properties, L.P., Rouse Properties, Inc. and Plaza Camino Real (incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K, filed November 13, 2015).

10.28

Standby Purchase Agreement, dated as of December 16, 2011, by and among Rouse Properties, Inc., General Growth Properties, Inc., Brookfield US Corporation and Brookfield Asset Management Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10, filed December 20, 2011).

21.1	List of Subsidiaries of Rouse Properties, Inc. (incorporated by reference to Exhibit 21.1 to the Original 2015 Form 10-K).

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Original 2015 Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Original 2015 Form 10-K).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Original 2015 Form 10-K).

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