Form 10-Q
period 2016-03-31
Rouse Properties, Inc.
filed 2016-05-05
CIK 1528558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016
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

The number of shares of Common Stock, $0.01 par value, outstanding on April 29, 2016 was 57,882,048.

Rouse Properties, Inc.

ROUSE PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2016	December 31, 2015
	(In thousands)
Assets:
Investment in real estate:
Land	$427,952	$428,157
Buildings and equipment	2,180,341	2,151,443
Less accumulated depreciation	(257,953)	(239,091)
Net investment in real estate	2,350,340	2,340,509
Cash and cash equivalents	6,516	5,420
Restricted cash	32,752	34,568
Accounts receivable, net	43,434	43,196
Deferred expenses, net	45,975	44,859
Prepaid expenses and other assets, net	44,540	49,034
Total assets	$2,523,557	$2,517,586

Liabilities:
Mortgages, notes and loans payable, net	$1,735,926	$1,694,841
Accounts payable and accrued expenses, net	127,992	147,288
Total liabilities	1,863,918	1,842,129

Commitments and contingencies	—	—

Mezzanine Equity:
Non-controlling interest in Operating Partnership	141,965	140,953

Equity:
Preferred stock: $0.01 par value; 50,000,000 shares authorized, 0 issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock: $0.01 par value; 500,000,000 shares authorized, 58,287,506 issued and 57,882,048 outstanding at March 31, 2016 and 58,097,933 issued and 57,797,475 outstanding at December 31, 2015	581	581
Additional paid-in capital	643,203	643,828
Accumulated deficit	(131,264)	(121,182)
Accumulated other comprehensive loss	(4,257)	(65)
Treasury stock, at cost, $0.01 par value, 343,055 shares at March 31, 2016 and 238,055 shares at December 31, 2015	(5,073)	(3,509)
Total stockholders' equity	503,190	519,653
Non-controlling interest	14,484	14,851
Total equity	517,674	534,504
Total liabilities, mezzanine equity and equity	$2,523,557	$2,517,586

The accompanying notes are an integral part of these consolidated financial statements.

ROUSE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(In thousands, except per share amounts)
Revenues:
Minimum rents	$56,265	$51,534
Tenant recoveries	20,843	19,949
Overage rents	1,744	1,590
Other	1,780	1,488
Total revenues	80,632	74,561
Expenses:
Property operating costs	16,959	16,875
Real estate taxes	7,032	7,474
Property maintenance costs	2,899	3,385
Marketing	421	389
Provision for doubtful accounts	613	497
General and administrative	6,839	6,470
Provision for impairment	—	2,900
Depreciation and amortization	26,348	25,986
Other	11,361	2,159
Total operating expenses	72,472	66,135
Operating income	8,160	8,426

Interest income	4	13
Interest expense	(17,953)	(19,151)
Gain on extinguishment of debt	—	22,840
(Loss) income before income taxes and gain on sale of real estate assets	(9,789)	12,128
Provision for income taxes	(158)	(236)
(Loss) income before gain on sale of real estate assets	(9,947)	11,892
Gain on sale of real estate assets	—	32,509
Net (loss) income	(9,947)	44,401
Net (income) loss attributable to non-controlling interests	(135)	6
Net (loss) income attributable to Rouse Properties Inc.	(10,082)	44,407
Preferred distributions	(1,750)	—
Net (loss) income allocable to common shareholders	$(11,832)	$44,407

Per common share data:
Net (loss) income per share allocable to common shareholders
Basic	$(0.21)	$0.77
Diluted	$(0.21)	$0.76

Dividends declared per share	$—	$0.18

Other comprehensive income (loss):
Net (loss) income	$(9,947)	$44,401
Other comprehensive income (loss):
Net unrealized loss on financial instruments	(4,192)	(406)
Comprehensive (loss) income	$(14,139)	$43,995

The accompanying notes are an integral part of these consolidated financial statements.

ROUSE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Common Stock (shares)	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock, at cost	Non-controlling Interest	Total Equity
	(In thousands, except share amounts)
Balance at December 31, 2014	57,743,981	$578	$679,275	$(162,881)	$(482)	$—	$16,845	$533,335
Net income (loss)	—	—	—	44,407	—	—	(6)	44,401
Comprehensive loss	—	—	—	—	(406)	—	—	(406)
Dividends to common shareholders ($0.18 per share for Q1 dividend)	—	—	(10,410)	—	—	—	—	(10,410)
Issuance and amortization of stock compensation	53,550	—	865	—	—	—	—	865
Exercise of options	34,248	—	553	—	—	—	—	553
Net assets attributable to Non-Controlling Interest (as a result of Business Combination)	—	—	—	—	—	—	45	45
Issuance of shares under Employee Stock Purchase Plan ("ESPP")	1,437	—	—	—	—	—	—	—
Balance at March 31, 2015	57,833,216	$578	$670,283	$(118,474)	$(888)	$—	$16,884	$568,383

Balance at December 31, 2015	57,797,475	$581	$643,828	$(121,182)	$(65)	$(3,509)	$14,851	$534,504
Net (loss) income	—	—	—	(10,082)	—	—	135	(9,947)
Comprehensive loss	—	—	—	—	(4,192)	—	—	(4,192)
Purchase of treasury stock	(105,000)	—	—	—	—	(1,564)	—	(1,564)
Preferred distributions	—	—	(1,750)	—	—	—	—	(1,750)
Issuance and amortization of stock compensation	169,910	—	822	—	—	—	—	822
Exercise of options	18,567	—	303	—	—	—	—	303
Distributions to non-controlling interest	—	—	—	—	—	—	(502)	(502)
Issuance of shares under Employee Stock Purchase Plan ("ESPP")	1,096	—	—	—	—	—	—	—
Balance at March 31, 2016	57,882,048	$581	$643,203	$(131,264)	$(4,257)	$(5,073)	$14,484	$517,674

The accompanying notes are an integral part of these consolidated financial statements.

ROUSE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Cash Flows from Operating Activities:
Net (loss) income	$(9,947)	$44,401
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for doubtful accounts	613	497
Depreciation	23,585	23,715
Amortization	2,763	2,271
Amortization/write-off of deferred financing costs	901	899
Amortization/write-off of debt market rate adjustments	(333)	(9)
Amortization of above/below market leases and tenant inducements	8	2,498
Straight-line rent amortization	(811)	42
Stock based compensation	822	865
Provision for impairment	—	2,900
Gain on extinguishment of debt	—	(22,840)
Gain on sale of real estate assets	—	(32,509)
Net changes:
Accounts receivable	(40)	380
Prepaid expenses and other assets	1,313	1,581
Deferred expenses	(3,874)	(2,889)
Restricted cash	(1,435)	(1,536)
Accounts payable and accrued expenses	1,080	(1,779)
Net cash provided by operating activities	14,645	18,487

Cash Flows from Investing Activities:
Acquisition of investments in real estate	—	(48,000)
Proceeds from sale of property, net	205	90,197
Development, building and tenant improvements	(44,582)	(27,388)
Restricted cash	3,251	1,917
Net cash (used in) provided by investing activities	(41,126)	16,726

Cash Flows from Financing Activities:
Proceeds received from stock option exercise	303	553
Purchase of treasury stock, at cost	(1,564)	—
Proceeds from issuance of mortgages, notes and loans payable	108,250	31,850
Borrowings under revolving line of credit	63,000	40,000
Principal payments on mortgages, notes and loans payable	(118,230)	(50,487)
Repayments under revolving line of credit	(11,000)	(50,000)
Dividends paid	(10,404)	(9,817)
Distributions on preferred OP units	(738)	—
Distributions to non-controlling interests, net	(502)	—
Deferred financing costs	(1,538)	(289)
Net cash provided by (used in) financing activities	27,577	(38,190)

Net change in cash and cash equivalents	1,096	(2,977)
Cash and cash equivalents at beginning of period	5,420	14,308
Cash and cash equivalents at end of period	$6,516	$11,331

Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest	$18,067	$16,485
Capitalized interest	(1,047)	(446)

Non-Cash Transactions:
Change in accrued capital expenditures included in accounts payable and accrued expenses	$(10,991)	$(5,938)
Dividends declared, not yet paid	—	10,478

ROUSE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Capitalized market rate adjustments and deferred financing amortization	30	61

Supplemental non-cash information related to gain on extinguishment of debt:
Land	$—	$(5,320)
Buildings and equipment, net	—	(16,966)
Accounts receivable	—	490
Deferred expenses, net	—	(681)
Prepaid expenses and other assets	—	(224)
Mortgages, notes and loans payable	—	(45,960)
Accounts payable and accrued expenses	—	(1,803)

The accompanying notes are an integral part of these consolidated financial statements.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1                            ORGANIZATION

Readers of this Quarterly Report should refer to the Company’s (as defined below) audited Consolidated Financial Statements for the year ended December 31, 2015, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Annual Report”), as certain footnote disclosures which would substantially duplicate those contained in the Annual Report have been omitted from this Quarterly Report.  In the opinion of management, all adjustments necessary for a fair presentation (which include only normal recurring adjustments) have been included in this Quarterly Report.

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

On February 25, 2016, the Company entered into a definitive merger agreement (and other related agreements) to be acquired by affiliates of Brookfield Asset Management Inc. (“Brookfield Asset Management” and, together with its affiliates, “Brookfield”) for $18.25 per share in an all-cash transaction, a portion of which may be paid out as a special dividend. See Note 16 for additional information regarding the proposed merger with Brookfield.
Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The accompanying consolidated financial statements include the accounts of Rouse, as well as all subsidiaries of Rouse and all joint ventures in which the Company has a controlling interest. For consolidated joint ventures, the non-controlling partner’s share of the assets, liabilities and operations of the joint ventures (generally computed as the joint venture partner’s ownership percentage) is included in non-controlling interests as permanent equity of the Company. All intercompany transactions have been eliminated in consolidation as of and for each of the three months ended March 31, 2016 and 2015.

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

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Collin Creek Mall

The Company determined there were events and circumstances which changed management's estimated holding period for Collin Creek Mall during the year ended December 31, 2014. During the three months ended March 31, 2015, the lender had placed the loan into special servicing. As a result of the continued decline in the property's operating results, the Company recorded an impairment charge of $2.9 million during the three months ended March 31, 2015, as the aggregate carrying value was higher than the fair value of the property. Impairment charges are included in "Provision for impairment" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss). In April 2015, the property associated with Collin Creek Mall was conveyed to its lender in full satisfaction of the debt.

No impairment charges were recorded for the three months ended March 31, 2016.

Intangible Assets and Liabilities

The following table summarizes our intangible assets and liabilities as a result of the application of acquisition accounting:

	Gross Asset (Liability)	Accumulated (Amortization)/ Accretion	Net Carrying Amount
	(In thousands)
March 31, 2016
Tenant leases:
In-place value	$94,030	$(44,858)	$49,172
Above-market	96,610	(59,611)	36,999
Below-market	(66,215)	26,796	(39,419)
Ground leases:
Below-market	3,682	(731)	2,951

December 31, 2015
Tenant leases:
In-place value	$96,301	$(42,446)	$53,855
Above-market	97,421	(57,241)	40,180
Below-market	(67,081)	24,489	(42,592)
Ground leases:
Below-market	3,682	(692)	2,990
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

Amortization of in-place intangible assets decreased the Company's income by $4.7 million and $6.0 million for the three months ended March 31, 2016 and 2015, respectively. Amortization of in-place intangibles is included in "Depreciation and amortization" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).

Amortization of above-market and below-market lease intangibles decreased the Company's revenue by $0.01 million and by $2.5 million for the three months ended March 31, 2016 and 2015, respectively. Amortization of above-market and below-market lease intangibles is included in "Minimum rents" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Future amortization/accretion of these intangibles is estimated to decrease the Company's net income as follows:

Year	In-place lease intangibles	Above/(below) market leases, net
	(In thousands)
Remainder of 2016	$11,974	$1,704
2017	9,205	2,953
2018	6,457	658
2019	4,675	(606)
2020	3,681	(1,174)
2021	2,492	(913)

Cash and Cash Equivalents
The Company considers all demand deposits with a maturity of three months or less, at the date of purchase, to be cash equivalents.

Restricted Cash
Restricted cash consists of security deposits and cash escrowed under loan agreements for debt service, real estate taxes, property insurance, tenant improvements, capital renovations and capital improvements.

Interest Rate Hedging Instruments

The Company recognizes its derivative financial instruments in either "Prepaid expenses and other assets, net" or "Accounts payable and accrued expenses, net", as applicable, on the Consolidated Balance Sheets and measures those instruments at fair value. The accounting for changes in fair value (i.e., gain or loss) of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. To qualify as a hedging instrument, a derivative must pass prescribed effectiveness tests, performed quarterly using both quantitative and qualitative methods. The Company entered into five derivative agreements that qualify as hedging instruments and were designated, based upon the exposure being hedged, as cash flow hedges. The fair value of the cash flow hedges as of March 31, 2016 was $5,083 and $4.3 million is included in "Prepaid expenses and other assets, net" and "Accounts payable and accrued expenses, net" on the Company's Consolidated Balance Sheets, respectively. The fair value of the Company's interest rate hedge is classified as Level 2 in the fair value measurement table. To the extent they are effective, changes in fair value of cash flow hedges are reported in "Accumulated other comprehensive income (loss)" ("AOCI/L") and reclassified into earnings in the same period or periods during which the hedged item affects earnings. The ineffective portion of the hedge, if any, is recognized in current earnings during the period of change in fair value. The gain or loss on the termination of an effective cash flow hedge is reported in AOCI/L and reclassified into earnings in the same period or periods during which the hedged item affects earnings. The Company also assesses the credit risk that the counterparty will not perform according to the terms of the contract.

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

The following is a summary of amortization of straight-line rent, lease termination income, net amortization related to above and below-market tenant leases, amortization of tenant inducements, and percentage rent in lieu of minimum rent for the three months ended March 31, 2016 and 2015:

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Straight-line rent amortization	$811	$(42)
Lease termination income	154	433
Net amortization of above and below-market tenant leases	(8)	(2,459)
Amortization of tenant inducements	4	(8)
Percentage rent in lieu of minimum rent	2,124	1,597

Straight-line rent receivables represent the current net cumulative rents recognized prior to when billed and collectible, as provided by the terms of the leases. The following is a summary of straight-line rent receivables, which are included in "Accounts receivable, net," on the Company's Consolidated Balance Sheets and are reduced for allowances for doubtful accounts:

	March 31, 2016	December 31, 2015
	(In thousands)
Straight-line rent receivables, net	$15,668	$14,856

The Company provides an allowance for doubtful accounts against the portion of accounts receivable, including straight-line rents, which is estimated to be uncollectible. Such allowances are reviewed periodically based upon our recovery experience. The Company also evaluates the probability of collecting future rent which is recognized currently under a straight-line methodology. This analysis considers the long term nature of the Company's leases, as a certain portion of the straight-line rent currently recognizable will not be billed to the tenant until future periods. The Company's experience relative to unbilled straight-line rent receivable is that a certain portion of the amounts recorded as straight-line rental revenue are never collected from (or billed to) tenants due to early lease terminations. For the portion of the recognized deferred rent that is not deemed to be probable of collection, an allowance for doubtful accounts has been provided. Accounts receivable are shown net of an allowance for doubtful accounts of $3.6 million and $3.4 million as of March 31, 2016 and December 31, 2015, respectively.

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

(Loss) Income Per Share

Basic net (loss) income per share is computed by dividing the net (loss) income allocable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per share is calculated similarly; however, it reflects potential dilution of securities by adding the incremental weighted average shares that would have been outstanding assuming all potentially dilutive securities were converted into common stock at the earliest date possible to the weighted-average number of shares of common stock outstanding for the period. As of March 31, 2016 and 2015, there were 3,465,674 and 4,104,412 stock options outstanding, respectively, that potentially could be converted into shares of common stock and 205,143 and 145,939 shares of non-vested restricted stock outstanding, respectively. The impact of dilutive stock options and non-vested restricted stock have been considered in the calculation of diluted weighted average shares outstanding for the three months ended March 31, 2015.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The stock options and shares of restricted stock are excluded from the weighted average shares dilution computation for the three months ended March 31, 2016, as their effect is anti-dilutive due to the Company's net loss position.

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
	(In thousands)
March 31, 2016
Recurring basis:
Assets:
Interest rate cap	$5	$—	$5	$—
Liabilities:
Interest rate swaps	$(4,274)	$—	$(4,274)	$—
December 31, 2015
Recurring basis:
Assets:
Interest rate cap	$612	$—	$612	$—
Liabilities:
Interest rate swap	$(677)	$—	$(677)	$—

The Company uses interest rate swaps and caps to mitigate the effect of interest rate movements on its variable-rate debt. The Company has one interest rate cap and five interest rate swaps as of March 31, 2016 and the interest rate swaps qualified for hedge accounting. The interest rate swaps have met the effectiveness test criteria since inception and changes in their fair value are reported in "Other comprehensive income/(loss)" ("OCI/L") and are reclassified into earnings in the same period or periods during which the hedged item affects earnings. The interest rate cap did not qualify for hedge accounting and changes in its fair value are reported in earnings during the period incurred. The fair value of the Company's interest rate hedges, classified under Level 2, are determined based on prevailing market data for contracts with matching durations, current and anticipated LIBOR information, consideration of the Company's credit standing, credit risk of the counterparty, and reasonable estimates about relevant future market conditions. See Note 7 for additional information regarding the Company's interest rate hedging instruments.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The Company's financial instruments are short term in nature and as such their fair values approximate their carrying amounts on our Consolidated Balance Sheets except for debt. As of March 31, 2016 and December 31, 2015, management’s estimates of fair value are presented below. The Company estimated the fair value of the debt by using a future discounted cash flow analysis based on the use and weighting of multiple market inputs including U.S. market lending data and index rates, which are provided by a third party specialist. As a result of the frequency and availability of market data, the inputs used to measure the estimated fair value of debt are Level 3 inputs. The primary sensitivity in these calculations is based on the selection of appropriate discount rates.

	March 31, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Fixed-rate debt	$1,254,613	$1,290,722	$1,137,818	$1,156,729
Variable-rate debt	493,500	496,207	568,695	571,390
Total mortgages, notes and loans payable, net (1)	$1,748,113	$1,786,929	$1,706,513	$1,728,119
`

Explanatory Note:
1. Includes $(0.8) million and $(0.3) as of March 31, 2015 and December 31, 2015, respectively, but excludes amortization of deferred financing costs of $12.2 million and $11.7 million as of March 31, 2016 and December 31, 2015, respectively.

Deferred Expenses

Deferred expenses are comprised of deferred leasing costs incurred in connection with obtaining new tenants or renewals of lease agreements with current tenants, which are amortized on a straight-line basis over the terms of the related leases and included in "Depreciation and amortization" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) and deferred financing costs related to the 2013 Revolver (as defined below), which are amortized on a straight-line basis (which approximates the effective interest method) over the life of the 2013 Revolver and are included in "Interest expense" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).  As of March 31, 2016 and December 31, 2015, "Deferred expenses, net" primarily consist of deferred leasing costs, net,of $45.7 million and $44.6 million, respectively.

Asset Retirement Obligations
The Company evaluates any potential asset retirement obligations, including those related to disposal of asbestos containing materials and environmental remediation liabilities. The Company recognizes the fair value of such obligations in the period incurred if a reasonable estimate of fair value can be determined. As of March 31, 2016 and December 31, 2015, estimated costs of environmental remediation of approximately $6.2 million and $6.1 million, respectively, have been recorded as a liability in "Accounts payable and accrued expenses, net" on the Company's Consolidated Balance Sheets. The Company does not believe actual remediation costs will be materially different than the estimates as of March 31, 2016.

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

Reclassifications

The Company adopted Accounting Standards Update (ASU) No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" issued by the Financial Accounting Standards Board (FASB) on a retrospective basis. This ASU amends Accounting Standards Codification (ASC) 835-30 and requires debt issuance costs related to borrowings to be presented in the Consolidated Balance Sheets as a direct reduction from the carrying amount of the debt. As a result, unamortized debt issuance costs of $12.2

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

million and $11.7 million as of March 31, 2016 and December 31, 2015, respectively, were reclassified from "Deferred expenses, net" to "Mortgages, notes and loans payable, net" on the Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015.

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

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”, which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU 2015-02 is effective for the Company beginning January 1, 2016. Early adoption is permitted. The Company adopted ASU 2015-02 during the three months ended March 31, 2016 and it did not have a material impact on the Company's consolidated financial statements.

In January 2016, the FASB issued an update to ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities" to ASC Topic 825, "Financial Instruments" (“ASC 825”).  ASU 2016-01 amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments, including the requirement to measure certain equity investments at fair value with changes in fair value recognized in net income.  ASU 2016-01 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. We are currently evaluating the impact of the adoption of ASU 2016-01 on our Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet and aligns many of the underlying principles of the new lessor model with those in ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the requirements of ASU 2016-02 and have not yet determined its impact on our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies the accounting for share-based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the requirements of ASU 2016-09 and have not yet determined its impact on our consolidated financial statements.

NOTE 3                                                    ACQUISITIONS

The Company includes the results of operations of real estate assets acquired in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) from the date of the related transactions.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The Company did not acquire any properties during the three months ended March 31, 2016. The following table presents the Company's acquisitions as of December 31, 2015:

	Date Acquired	Property Name	Location	Square Footage Acquired	Purchase Price
2015 Acquisitions					(In thousands)
	01/28/2015	Mt. Shasta Mall (1) (2)	Redding, CA	521,000	$49,000
	06/03/2015	Fig Garden Village (1) (3)	Fresno, CA	301,459	106,100
	11/12/2015	The Shoppes at Carlsbad (1) (4)	Carlsbad, CA	1,117,040	170,000
			2015 Acquisitions Total	1,939,499	$325,100
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
(4) In conjunction with the closing of this transaction, Rouse Properties, L.P., our operating partnership (the "Operating Partnership'"), issued $140.0 million of its Series A Preferred Units of limited partnership interest (the "Series A Preferred Units"), to the seller. Distributions on the Series A Preferred Units accumulate at an annual rate of 5% and are payable quarterly. The Series A Preferred Units may be redeemed by the Company after three years (subject to certain tax protection payments if the Company redeems the Series A Preferred Units prior to 2022) and by the holder after ten years, in either case at par plus accumulated and unpaid distributions and in the form of cash or common units of limited partnership ("Common Units") of the Operating Partnership, as determined by us. (See Note 10 for further details on our non-controlling interest in the Operating Partnership.) In December 2015, The Shoppes at Carlsbad was added to the 2013 Senior Facility (as defined below) collateral pool (see Note 5 for details on the 2013 Senior Facility.

The following table presents certain additional information regarding the Company's acquisitions for the year ended December 31, 2015:

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

The Company incurred acquisition and transaction related costs of $0.3 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively. Acquisition and transaction related costs consist of due diligence costs such as legal fees, environmental studies and closing costs. These costs were recorded in "Other" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).

During the three months ended March 31, 2015, the Company recorded approximately $1.3 million in revenues and $0.03 million in net loss related to the acquisition of Mt. Shasta Mall. There were no acquisitions made during the three months ended March 31, 2016.

The following condensed pro forma financial information for the three months ended March 31, 2015 includes pro forma adjustments related to the acquisition of Mt. Shasta Mall which is presented assuming the acquisitions had been consummated as of January 1, 2015. The following condensed pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming the acquisitions had been consummated as of January 1, nor does it purport to represent the results of operations for future periods. Pro forma adjustments include above and below-market amortization, straight-line rent, interest expense, and depreciation and amortization.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Three months ended March 31,
2015
As Adjusted (Unaudited)
(Dollars in thousands, except per share amounts)
Total revenues	$75,195
Net income	$44,385

Net income per share - basic	$0.77

Net income per share - diluted	$0.76

Weighted average shares - basic	57,603,340
Weighted average shares - diluted	58,287,256

NOTE 4                                             PREPAID EXPENSES AND OTHER ASSETS, NET

The following table summarizes the significant components of prepaid expenses and other assets, net:

	March 31, 2016	December 31, 2015
	(In thousands)
Above-market tenant leases, net (Note 2)	$36,999	$40,180
Prepaid expenses	3,629	4,372
Below-market ground leases, net (Note 2)	2,951	2,990
Deposits	494	424
Other	467	1,068
Total prepaid expenses and other assets, net	$44,540	$49,034

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

NOTE 5                                                  MORTGAGES, NOTES AND LOANS PAYABLE, NET

Mortgages, notes and loans payable are summarized as follows:

	March 31, 2016	December 31, 2015	Interest Rate at March 31, 2016	Scheduled Maturity Date
Fixed-rate debt:	(in thousands)
The Centre at Salisbury (1)	$—	$115,000	—%	—
Vista Ridge Mall	64,660	65,611	6.87	April 2016
The Mall at Turtle Creek	76,343	76,615	6.54	June 2016
NewPark Mall (1) (2)	125,000	—	3.22	September 2018
West Valley Mall (3)	59,000	59,000	3.24	September 2018
The Shoppes at Bel Air (1) (2)	110,450	—	3.34	November 2018
The Shoppes at Gateway (1) (3)	75,000	75,000	3.64	January 2020
Pierre Bossier Mall	45,672	45,875	4.94	May 2022
Pierre Bossier Anchor	3,528	3,550	4.85	May 2022
Southland Center (MI)	74,486	74,806	5.09	July 2022
Chesterfield Towne Center	105,933	106,379	4.75	October 2022
Animas Valley	48,924	49,156	4.41	November 2022
Lakeland Square	66,494	66,814	4.17	April 2023
Valley Hills Mall	65,070	65,362	4.47	July 2023
Chula Vista Center	70,000	70,000	4.18	July 2024
The Mall at Barnes Crossing	67,000	67,000	4.29	September 2024
Bayshore Mall	46,500	46,500	3.96	November 2024
Mt. Shasta Mall (1)	31,850	31,850	4.19	March 2025
Fig Garden Village (1)	74,200	74,200	4.14	June 2025
Greenville Mall (1)	45,263	45,440	4.46	November 2025
Total fixed-rate debt	$1,255,373	$1,138,158
Market rate adjustments	(760)	(340)
	$1,254,613	$1,137,818
Variable-rate debt:
NewPark Mall (1) (2)	$—	$114,245	—%	—
The Shoppes at Bel Air (1) (2)	—	110,450	—	—
The Centre at Salisbury (1) (4)	97,500	—	3.04	March 2019
2013 Term Loan(5) (6)	285,000	285,000	2.79	November 2018
2013 Revolver (5) (6)	111,000	59,000	2.79	November 2017
Total variable-rate debt	$493,500	$568,695

Unamortized deferred financing costs (7)	(12,187)	(11,672)

Total mortgages, notes and loans payable, net	$1,735,926	$1,694,841

Explanatory Notes:
(1) See the significant property loan refinancings and acquisitions table below, under "—Property-Level Debt" in this Note 5 for additional information regarding the debt related to each property.
(2) The Company entered into a forward interest rate swap transaction which fixed the interest rate on the loan, which is variable, for this property beginning January 2016. Therefore, the amounts are reflected in fixed-rate debt as of March 31, 2016 and variable-rate debt as of December 31 2015.
(3) The Company entered into an interest swap transaction which fixed the interest rate on the loan, which is variable, for this property. Therefore, the amounts are reflected in fixed-rate debt as of March 31, 2016 and December 31, 2015.
(4) LIBOR (30 day) plus 260 basis points.
(5) LIBOR (30 day) plus 235 basis points.
(6) During 2015, the Company exercised a portion of its "accordion feature" on the 2013 Senior Facility, increasing the 2013 Term Loan (as defined below) from $260.0 million to $285.0 million and increasing the availability on the 2013 Revolver from $285.0 million to $310.0 million.
(7) See Note 2 for information related to the adoption of a new accounting pronouncement during the three months ended March 31, 2016 that have been retrospectively applied, resulting in reclassification of certain debt issuance costs from "Deferred expenses, net" to "Mortgages, notes and loan payable, net."

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Property-Level Debt

The Company had individual property-level debt (the “Property-Level Debt”) on 19 of its 36 assets, totaling $1.35 billion (excluding $0.8 million of market rate adjustments) as of March 31, 2016. As of December 31, 2015, the Company had individual property-level debt on 19 of its 36 assets, totaling $1.36 billion (excluding $0.3 million of market rate adjustments). As of March 31, 2016 and December 31, 2015, the Property-Level Debt had a weighted average interest rate of 4.3% and 4.4%, respectively, and an average remaining term of 5.2 years, unchanged from December 31, 2015. The Property-Level Debt is generally non-recourse to the Company and is stand-alone (i.e., not cross-collateralized) first mortgage debt with the exception of customary recourse guarantees.

The following is a summary of significant property loan refinancings and acquisitions that have occurred during the three months ended March 31, 2016 and the year ended December 31, 2015 (dollars in thousands):

Property	Refinancing Date	Balance at Date of Refinancing	Prior Interest Rate	Balance of New Loan	New Interest Rate	Initial Maturity
March 31, 2016:
The Centre at Salisbury (1) (2)	March 2016	$115,574	5.79%	$97,500	3.04%	March 2019

December 31, 2015:
The Shoppes at Gateway (3)	December 2015	$—	—%	$75,000	3.64%	January 2020
Greenville Mall (4)	October 2015	40,171	5.29%	45,500	4.46%	November 2025
The Shoppes at Bel Air (5)	October 2015	109,467	5.30%	110,450	2.78%	November 2018
NewPark Mall (2) (6)	September 2015	64,655	3.44%	114,245	2.53%	September 2018
Fig Garden Village (7)	June 2015	—	—%	74,200	4.14%	June 2025
Mt. Shasta Mall (2)	February 2015	—	—%	31,850	4.19%	March 2025

Explanatory Notes:
(1) In March 2016, the loan associated with The Centre at Salisbury was refinanced with a partial non-recourse mortgage loan for $105.0 million. The initial funding of $97.5 million was used to retire the outstanding mortgage loan. The loan bears interest at floating rate of LIBOR (30 day) plus 260 basis points, matures in March 2019 and has a one year extension option.
(2) The loan is interest-only for the first three years.
(3) During 2015, the Company removed the Shoppes at Gateway from the 2013 Senior Facility collateral pool and placed a new $75.0 million non-recourse mortgage loan on the property which has an initial maturity date of January 2020 with a one year extension option and is interest-only for the first four years. In connection with the removal of The Shoppes at Gateway Mall from the 2013 Senior Facility, The Shoppes at Carlsbad was added to the 2013 Senior Facility collateral pool with no change to the outstanding 2013 Senior Facility balance. In December 2015, the Company entered into an interest rate swap on the loan which fixed the interest rate at 3.64% through January 2020 (see Note 7 for further details).
(4) In October 2015, the loan associated with Greenville Mall was refinanced with a new non-recourse mortgage loan for $45.5 million, which bears interest at a fixed rate of 4.46%, matures in November 2025, and amortizes over 30 years. This loan replaced a $40.2 million non-recourse mortgage loan which had a fixed interest rate of 5.29%.
(5) In October 2015, the loan associated with The Shoppes at Bel Air was refinanced with a new non-recourse mortgage loan for $120.0 million. The initial funding of $110.5 million was used to retire the outstanding mortgage loan of $109.5 million, which had a fixed interest rate of 5.30%. The loan provides for an additional subsequent funding of $9.5 million upon achieving certain conditions. The Company entered into an interest rate swap on this loan which fixed the interest rate at 3.34% through November 2018 (see Note 7 for further details). The loan is interest-only for the first two years.
(6) In September 2015, the loan associated with NewPark Mall was refinanced for $135.0 million, with an initial funding of $114.3 million. The loan provides for an additional funding of up to $20.8 million upon achieving certain conditions. The loans matures in September 2018 with a one year extension option and amortizes over 30 years thereafter. The Company entered into an interest rate swap on this loan, which fixed the interest rate at 3.26% through September 2018. In February 2016, the Company received $10.8 million of the available additional funding which bears interest at LIBOR (30 day) plus 210 basis points. Upon receiving the additional funding, the Company entered into an interest rate swap which fixed the interest rate. This loan replaced a $64.7 million non-recourse mortgage loan which had a floating rate of LIBOR (30 day) plus 235 basis points (see Note 7 for further details).
(7) The loan is interest-only for the first five years.

In February 2015, the loan associated with Vista Ridge Mall was transferred to special servicing. The Company has commenced discussions with the special servicer and is working vigorously with the lender to convey the property in full satisfaction of the debt.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Corporate Facility

2013 Senior Facility

On November 22, 2013, the Company entered into a $510.0 million secured credit facility that provides borrowings on a revolving basis of up to $250.0 million (the "2013 Revolver") and a $260.0 million senior secured term loan (the "2013 Term Loan" and together with the 2013 Revolver, the "2013 Senior Facility"). Borrowings on the 2013 Senior Facility bear interest at LIBOR plus 185 to 300 basis points based on the Company's corporate leverage. The Company has the option, subject to the satisfaction of certain conditions precedent, to exercise an "accordion" feature to increase the commitments under the 2013 Revolver and/or incur additional term loans in the aggregate amount of $250.0 million such that the aggregate amount of the commitments and outstanding loans under the 2013 Secured Facility does not exceed $760.0 million. During the year ended December 31, 2014, through an amendment to the 2013 Senior Facility ("the 2014 Amendment"), the Company exercised a portion of the "accordion" feature on the 2013 Senior Facility to increase the available borrowings of the 2013 Revolver thereunder from $250.0 million to $285.0 million. Then, during the year ended December 31, 2015, through an amendment to the 2013 Senior Facility, the Company exercised another portion of the "accordion" feature which increased the aggregate amount of commitments under the 2013 Senior Facility from $545.0 million to $595.0 million. The exercise increased availability on the 2013 Revolver from $285.0 million to $310.0 million and increased the 2013 Term Loan from $260.0 million to $285.0 million. The term and rates of the Company's 2013 Senior Facility were otherwise unchanged.

The 2013 Revolver has an initial term of four years with a one year extension option and the 2013 Term Loan has a term of five years. As of March 31, 2016, the Company has drawn $111.0 million on the 2013 Revolver. The Company is required to pay an unused fee related to the 2013 Revolver equal to 0.20% per year if the aggregate unused amount is greater than or equal to 50% of the 2013 Revolver or 0.30% per year if the aggregate unused amount is less than 50% of the 2013 Revolver.  During each of the three months ended March 31, 2016 and 2015, the Company incurred $0.2 million of unused fees related to the 2013 Revolver. Under the 2013 Revolver, letters of credit totaling $5.4 million were outstanding as of March 31, 2016 in connection with various properties. During the three months ended March 31, 2016 and 2015, the Company incurred $0.03 million and $0.04 million, respectively, of letters of credit fees.

The 2013 Senior Facility contains representations and warranties, affirmative and negative covenants and default and cross-default provisions that are customary for such a real estate loan. In addition, the 2013 Senior Facility requires compliance with certain financial covenants, including borrowing base loan to value and debt yield, corporate maximum leverage ratio, minimum ratio of adjusted consolidated earnings before interest, tax, depreciation and amortization to fixed charges, minimum tangible net worth, minimum mortgaged property requirement, maximum unhedged variable rate debt and maximum recourse indebtedness. Failure to comply with the covenants in the 2013 Senior Facility would result in a default thereunder and, absent a waiver or an amendment from our lenders, cause the acceleration of all outstanding borrowings under the 2013 Senior Facility. The default interest rate following a payment event of default under the 2013 Senior Facility is 3.0% more than the then-applicable interest rate. No assurance can be given that the Company would be successful in obtaining such waiver or amendment, or that any accommodations that the Company was able to negotiate would be on terms as favorable as those in the 2013 Senior Facility. In connection with the 2014 Amendment, certain modifications were made to the financial covenant calculations in the 2013 Senior Facility. As of March 31, 2016, the Company was in compliance with all of the debt covenants related to the 2013 Senior Facility.

Total Mortgage and Corporate Debt

As of March 31, 2016, $2.43 billion of land, buildings and equipment (before accumulated depreciation) have been pledged as collateral for our mortgages, notes and loans payable. Certain mortgage notes payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.

The weighted-average interest rate on our collateralized mortgages, notes and loans payable was approximately 3.9% and 4.1% as of March 31, 2016 and December 31, 2015, respectively. The average remaining term was 4.5 and 4.7 years as of March 31, 2016 and December 31, 2015, respectively.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

NOTE 6                                           ACCOUNTS PAYABLE AND ACCRUED EXPENSES, NET

The following table summarizes the significant components of accounts payable and accrued expenses, net:

	March 31, 2016	December 31, 2015
	(In thousands)
Below-market tenant leases, net (Note 2)	$39,419	$42,592
Construction payable	36,582	47,572
Accounts payable and accrued expenses	9,799	8,096
Accrued payroll and employee liabilities	9,367	7,778
Accrued real estate taxes	8,463	8,773
Accrued interest	7,378	6,868
Asset retirement obligation liability	6,154	6,085
Derivative liability	4,274	677
Deferred income	3,880	5,420
Tenant and other deposits	1,659	1,706
Accrued dividend	—	10,472
Other	1,017	1,249
Total accounts payable and accrued expenses, net	$127,992	$147,288

NOTE 7                                           DERIVATIVES

Cash Flow Hedges of Interest Rate Risk

The Company records its derivative instruments on its Consolidated Balance Sheets at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative, whether the derivative has been designated as a hedge and if so, whether the hedge has met the criteria necessary to apply hedge accounting.

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

The effective portion of changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) ("AOCI/L") and is subsequently reclassified into earnings in the period in which the hedged forecasted transactions affect earnings. During the three months ended March 31, 2016 and 2015, such derivatives were used to hedge the variable cash flows associated with existing variable-rate borrowings. The ineffective portion of the change in fair value of the derivatives is recognized in earnings. During the three months ended March 31, 2016, the Company recorded a loss of $0.01 million of ineffectiveness in earnings.

Amounts reported in AOCI/L related to derivatives are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of March 31, 2016, the Company expects that an additional $2.3 million will be reclassified as an increase to interest expense over the next 12 months.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Interest Rate Swaps

The Company entered into an interest rate swap to hedge the risk of changes in cash flows on borrowings related to the West Valley Mall in January 2014 through June 2018. The interest related to this loan was computed at a variable rate of LIBOR plus 1.75% and the Company swapped this for a fixed rate of 1.49% plus a spread of 1.75%.

In September 2015, the Company entered into an interest rate swap to hedge the risk of changes in cash flows on borrowings related to NewPark Mall through September 2018. The interest related to this loan was computed at a variable rate of LIBOR plus 2.10% with a forward starting swap, beginning on January 1, 2016 with a fixed interest rate of 1.16% plus a spread of 2.10%. In February 2016, the Company received an additional funding related to the NewPark Mall and entered into an interest rate swap to hedge the risk of changes in cash flows on borrowings related to the funding through September 2018. The interest related to the additional funding of this loan was computed at a variable rate of LIBOR plus 2.10% and the Company swapped this for a fixed rate of 0.71% plus a spread of 2.10%.

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

As of March 31, 2016, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
		(in thousands)
Interest rate swaps	5	$369,450

Non-Designated Hedges - Interest Rate Cap

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the hedge accounting requirements. Changes in the fair value of derivatives not designated as hedges are recorded directly in earnings. For the three months ended March 31, 2015, such amounts equaled $475. As of March 31, 2016, the Company had the following outstanding derivative:

Interest Rate Derivative	Number of Instruments	Notional Amount
		(in thousands)
Interest rate cap	1	$64,221

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Company's Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015:

Instrument Type	Location in consolidated balance sheets	Notional Amount	Designated Benchmark Interest Rate	Strike Rate	Fair Value at March 31, 2016	Fair Value at December 31, 2015	Maturity Date
Derivatives not designated as hedging instruments		(dollars in thousands)
Interest Rate Cap	Prepaid expenses and other assets, net	$64,221	One-month LIBOR	4.50%	$—	$—	May 2016
Derivatives designated as hedging instruments
Pay fixed / receive variable rate swaps	Accounts payable and accrued expenses, net	$59,000	One-month LIBOR	1.49%	$(1,001)	$(577)	June 2018
Pay fixed / receive variable rate swaps	Accounts payable and accrued expenses, net	$114,250	One-month LIBOR	1.16%	$(1,177)	$(24)	September 2018
Pay fixed / receive variable rate swaps	Accounts payable and accrued expenses, net	$110,450	One-month LIBOR	0.99%	$(666)	$612	November 2018
Pay fixed / receive variable rate swaps	Accounts payable and accrued expenses, net	$75,000	One-month LIBOR	1.44%	$(1,430)	$(75)	January 2020
Pay fixed / receive variable rate swaps	Accounts payable and accrued expenses, net	$10,750	One-month LIBOR	0.71%	$5	$—	September 2018

The table below presents the effect of the Company’s derivative financial instruments on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015:

			Location of Losses Reclassified from OCI/L Into Earnings (Effective Portion)			Location of Gain (Loss) Recognized in Earnings (Ineffective Portion)
Hedging Instrument	Gain (Loss) Recognized in OCI/L (Effective Portion)			Loss Recognized in Earnings (Effective Portion)			Gain Recognized in Earnings (Ineffective Portion)
	(dollars in thousands)
Three Months Ended March 31,	2016	2015		2016	2015		2016	2105

Pay fixed / receive variable rate swaps	$(4,895)	$(601)	Interest expense	$703	$195	Interest expense	$(13)	$—

Credit Risk-Related Contingent Features

The borrower (a special purpose entity) has an agreement with its derivative counterparty that contains a provision whereby, if the borrower defaults on any of its indebtedness, including a default whereby repayment of such indebtedness has not been accelerated by the lender, the borrower could also be declared in default on its derivative obligations. The borrower has not posted any collateral related to this agreement. As of March 31, 2016, the fair value of the derivative liability, which includes accrued interest but excludes any adjustment for nonperformance risk, related to this agreement was $4.6 million. If the borrower had breached this provision as of March 31, 2016, it would have been required to settle its obligations under the agreement at its termination value of $4.6 million.

NOTE 8                                                 DISPOSITIONS OF REAL ESTATE ASSETS

The results of operations of the properties below, as well as any gain on extinguishment of debt and impairment losses related to the properties, are included on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) for all periods presented, as applicable.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The Shoppes at Knollwood Mall

In January 2015, the Company sold The Shoppes at Knollwood Mall located in St. Louis Park, MN, for gross proceeds of $106.7 million. At closing, the Company entered into a development agreement with the buyer to complete the redevelopment of the property. The Company estimated $7.9 million of costs remained to complete the redevelopment project and escrowed the same amount of proceeds. The mortgage debt of $35.1 million was defeased simultaneously with the sale of the property. The Company recognized a gain of $32.5 million as a result of the disposition, which is reflected in "Gain (loss) on sale of real estate assets" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2015. During the three months ended December 31, 2015, the Company recognized an additional $2.3 million gain upon completion of the redevelopment project for the difference between actual costs to complete the project and the original estimated costs.

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

There were no material dispositions that took place during the three months ended March 31, 2016.

NOTE 9                                                  INCOME TAXES

The Company elected to be taxed as a REIT beginning with the filing of its tax return for the 2011 fiscal year. As of March 31, 2016, the Company has met the requirements of a REIT and has filed its tax returns for the 2014 calendar year accordingly. Subject to its ability to meet the requirements of a REIT, the Company intends to maintain this status in future periods.

To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including requirements to distribute at least 90% of its ordinary taxable income and to either distribute capital gains to stockholders or pay corporate income tax on the undistributed capital gains. In addition, the Company is required to meet certain asset and income tests.

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

The Company has a subsidiary that it elected to treat as a taxable REIT subsidiary ("TRS"), which is subject to federal and state income taxes. For each of the three months ended March 31, 2016 and 2015, the Company incurred approximately $0.01 million, respectively, in taxes associated with the TRS, which are recorded in "Provision for income taxes" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).

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

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
Also in connection with the acquisition of The Shoppes at Carlsbad, in November 2015, the Operating Partnership, the Company and the Holder entered into a tax protection agreement pursuant to which the Operating Partnership agreed not to transfer the property for a period of six years (through December 31, 2021) (the "Tax Protection Period") if such transfer would result in the recognition of taxable income or gain to the Holder.
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
The Series A Preferred Units are included within mezzanine equity and are recorded at fair value on the date of issuance and have been adjusted to the greater of their carrying amount or redemption value as of March 31, 2016 and December 31, 2015. Adjustments to increase the carrying amount to redemption value are recorded on the Consolidated Statement of Operations and Comprehensive Income (Loss) as a redemption measurement adjustment.

The following table summarizes activity relating to the non-controlling interest in the Operating Partnership which is included in "Mezzanine equity" on the Company's Consolidated Balance Sheets:

Non-controlling interest in Operating Partnership
(In thousands)
As of November 12, 2015	$—
Issuance of Series A Preferred Units	140,000
Preferred distribution accrual	953
As of December 31, 2015	$140,953
Payment of distribution	(738)
Preferred distribution accrual	1,750
As of March 31, 2016	$141,965

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

NOTE 11                                                    EQUITY

On January 13, 2014, the Company issued 8,050,000 shares of common stock in an underwritten public offering at a public offering price of $19.50 per share. Net proceeds of the public offering were approximately $150.7 million after deducting the underwriting discount of $6.3 million, but before deducting offering expenses.

Brookfield owned approximately 33.5% of the Company's common stock as of March 31, 2016.

Common Stock Dividends

As described in Note 16, the merger agreement with Brookfield prohibits the payment of any further dividends by the Company, other than as necessary to maintain the Company's REIT status and a closing dividend as part of the $18.25 per share consideration payable in the transaction.

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

As of February 29, 2016, due to the proposed merger with Brookfield described in Note 16, the Company suspended the Dividend Reinvestment and Stock Purchase Plan.

Employee Stock Purchase Plan

On July 1, 2014, the Company commenced enrollment under its Employee Stock Purchase Plan (the "ESPP"). The ESPP was implemented to provide eligible employees of the Company and its participating subsidiaries with an opportunity to purchase common stock of the Company at a discount of 5%, through accumulated payroll deductions or other permitted contributions. The ESPP was adopted by the Company's Board of Directors on February 27, 2014 and approved by its stockholders on May 9, 2014. The maximum number of shares of common stock that may be issued under the ESPP is 500,000 subject to adjustments under certain circumstances. As of March 31, 2016, 7,382 shares have been issued under the ESPP since its commencement.

As of February 29, 2016, due to the proposed merger with Brookfield described in Note 16, employees of the Company will not be eligible to further enroll under the ESPP.

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

During the three months ended March 31, 2016, the Company settled the repurchase of 105,000 shares of its outstanding stock for $1.6 million, at an average cost of $14.87. As of March 31, 2016, the Company repurchased a total of 343,055 shares of its outstanding common stock for approximately $5.1 million, at an average cost of $14.78 per share. As of March 31, 2016, the Company had $44.9 million of remaining capacity to repurchase common stock under the stock repurchase program.

NOTE 12                                                    STOCK BASED COMPENSATION PLANS

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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

The following tables summarize stock option activity for the Equity Plan for the three months ended March 31, 2016 and 2015:

	2016		2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock options outstanding at January 1,	3,490,421	$16.40	3,313,869	$15.89
Granted	—	—	857,000	17.18
Exercised	(18,567)	16.34	(34,248)	15.11
Forfeited	(6,180)	15.95	(32,209)	17.18
Expired	—	—	—	—
Stock options outstanding at March 31,	3,465,674	$16.30	4,104,412	$16.16

	Stock Options Outstanding (1)
Issuance	Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price
March 2012	1,101,160	6.00	$14.72
August 2012	36,400	6.42	13.75
October 2012	276,623	6.58	14.47
February 2013	520,360	6.92	16.48
February 2014	596,400	7.92	18.40
July 2014	25,291	8.33	17.20
February 2015	709,440	8.92	17.18
March 2015	200,000	9.08	17.98
Stock options outstanding at March 31, 2016	3,465,674	7.31	$16.30

Explanatory Note:

(1) As of March 31, 2016, 1,792,875 stock options are fully vested and are currently exercisable. As of March 31, 2016, the intrinsic value of these options was $4.7 million, and such stock options had a weighted average exercise price of $15.74 and a weighted average remaining contractual term of 6.8 years.

The Company recognized $0.5 million in compensation expense related to the stock options for each of the three months ended March 31, 2016 and 2015, which is recorded in "General and administrative" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).

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

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

participating employee ceases to be employed by the Company, any shares that have not vested will generally be forfeited. Dividends are paid on restricted stock and are not returnable, even if the underlying stock does not ultimately vest.

The following table summarizes restricted stock activity for the three months ended March 31, 2016 and 2015:

	2016		2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock grants outstanding at January 1,	72,484	$16.97	205,731	$15.45
Granted	169,910	17.26	53,550	17.18
Forfeited	—	—	—	—
Vested	(37,251)	16.87	(113,342)	14.99
Non-vested restricted stock grants outstanding at March 31,	205,143	$17.23	145,939	$16.21

The weighted average remaining contractual term (in years) of granted, non-vested restricted stock awards as of March 31, 2016 was 1.8 years.

The Company recognized $0.3 million and $0.4 million in compensation expense related to restricted stock for the three months ended March 31, 2016 and 2015, respectively, which is recorded in "General and administrative" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).

Other Disclosures

As of March 31, 2016, there was $8.1 million of total unrecognized compensation expense related to all nonvested options and restricted stock grants. Of this total, $2.7 million in 2016, $2.6 million in 2017, $2.0 million in 2018, $0.7 million in 2019 and $0.1 million in 2020 will be recognized, respectively, in "General and administrative" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).  These amounts may be impacted by future grants, changes in forfeiture estimates or vesting terms, and actual forfeiture rates differing from estimated forfeiture rates.

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

On August 29, 2014, the Company purchased a 51% interest in three limited liability companies which together own and operate The Mall at Barnes Crossing, the Market Center, a strip shopping center located adjacent to the property, and various vacant land parcels associated with the development (collectively referred to as "The Mall at Barnes Crossing"). The Company determined it holds the controlling interest in The Mall at Barnes Crossing. As a result, the joint venture is presented on the Company's Consolidated Financial Statements as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 on a consolidated basis, with the interests of the third parties reflected as a non-controlling interest.

In connection with the acquisition, the Company formed a joint venture with other interest holders in the properties. Pursuant to the joint venture arrangements, the Company has the exclusive authority to manage the business of the joint venture, except for certain actions (e.g., disposing of the properties and incurring debt under certain circumstances) that would require the consent of

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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

On November 4, 2015, the Company purchased a 1.8% interest from one of the interest holders for $0.6 million. As of March 31, 2016, the Company held a 52.8% interest in The Mall at Barnes Crossing.

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

The following table presents a reconciliation of net (loss) income used in basic and diluted EPS calculations (dollars in thousands, except per share data):

	Three Months Ended March 31
	2016	2015
Numerator for basic and diluted earnings per share
Net (loss) income	$(9,947)	$44,401
Net (income) loss attributable to non-controlling interests	(135)	6
Preferred Distributions	(1,750)	—
Net (loss) income allocable to common shareholders	$(11,832)	$44,407
Earnings allocated to unvested participating security holders	—	—
Net (loss) attributable to Rouse Properties, Inc. and allocable to common shareholders	$(11,832)	$44,407

Denominator for basic and diluted earnings per share
Weighted average common shares outstanding - basic	57,643,017	57,603,340
Add: effect of assumed shares issued under treasury stock method for stock options and restricted shares	—	683,916
Weighted average common shares outstanding - diluted	57,643,017	58,287,256

Basic and Diluted earnings per share
Net (loss) income attributable to Rouse Properties, Inc. and allocable to common shareholders- basic	$(0.21)	$0.77

Net (loss) income attributable to Rouse Properties, Inc. and allocable to common shareholders- diluted	$(0.21)	$0.76

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

NOTE 15                                            RELATED PARTY TRANSACTIONS

Office Lease with Brookfield

Upon its spin-off from GGP, the Company assumed a 10-year lease agreement with Brookfield, as landlord, for office space for its corporate office in New York City. Costs associated with the office lease were $0.3 million for each of the three months ended March 31, 2016 and 2015. There were no costs outstanding and payable to Brookfield as of March 31, 2016.

Business Information and Technology Costs

As part of the spin-off from GGP, the Company commenced the development of its initial information technology platform ("Brookfield Platform"). The development of the Brookfield Platform required the Company to purchase, design and create various information technology applications and infrastructure. Brookfield Corporate Operations, LLC ("BCO") had been engaged to assist in the project development and to procure the various applications and infrastructure of the Company. As of December 31, 2014, the Company had approximately $8.3 million of infrastructure costs which were capitalized in "Buildings and equipment" on the Company's Consolidated Balance Sheets. As of March 31, 2016, the Company had accelerated and written off any remaining infrastructure costs related to the Brookfield Platform.

The Company was also required to pay a monthly information technology services fee to BCO. Approximately $0.01 million and $0.5 million in costs were incurred for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, there were $0.2 million of costs outstanding and payable.

Financial Service Center

During 2013, the Company engaged BCO's financial service center to manage certain administrative services of Rouse, such as accounts payable and receivable, lease administration, and other similar types of services. The Company no longer engages BCO's financial service center to manage such administrative services. There were no costs incurred for the three months ended March 31, 2016. Approximately $0.03 million in costs were incurred for the three months ended March 31, 2015.

NOTE 16    PROPOSED ACQUISITION OF THE COMPANY BY BROOKFIELD

On January 16, 2016, the Company’s Board of Directors received a written, unsolicited, non-binding proposal from Brookfield Asset Management on behalf of a real estate fund managed by Brookfield Asset Management, to acquire all the outstanding shares of the Company’s common stock, other than those shares currently held by Brookfield, collectively the beneficial owners of approximately 33.5% of the Company’s outstanding shares of common stock, for a purchase price of $17.00 per share in cash. The Company’s Board of Directors established a special committee of the Board (the “Special Committee”), comprised of all of the directors of the Board, other than those directors who are also representatives of Brookfield, to, among other matters, evaluate and negotiate the Brookfield proposal, solicit other proposals and/or evaluate alternatives to the Brookfield proposal, as determined by the Special Committee in its sole discretion.

On February 25, 2016, the Company entered into a definitive merger agreement (and other related agreements) to be acquired by affiliates of Brookfield Asset Management for $18.25 per share in an all-cash transaction, a portion of which may be paid out as a special dividend. Under the terms of the merger agreement, Brookfield will acquire all of the outstanding shares of the Company’s common stock, other than those shares currently held by Brookfield Property Partners L.P. ("BPY") and its affiliates, in a transaction valued at approximately $2.8 billion, including the Company’s indebtedness. The merger agreement prohibits the payment of any further dividends by the Company, other than as necessary to maintain the Company's REIT status and a closing dividend as part of the $18.25 per share consideration payable in the transaction. The purchase price represents a premium of approximately 35% over the Company’s closing stock price on January 15, 2016, the last trading day prior to Brookfield’s announcement of the proposal to acquire the Company. The Special Committee unanimously approved the merger agreement. Completion of the transaction is expected to occur by the third quarter of 2016, and is contingent upon customary closing conditions, including the approval of the holders of a majority of the outstanding shares of the Company’s common stock and a majority of the outstanding shares of the Company's common stock not currently held by BPY and its affiliates. The transaction is not subject to a financing contingency.

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Retention Plan

In light of Brookfield’s unsolicited acquisition proposal, on January 29, 2016, the Special Committee approved a Retention Plan for the Company’s four named executive officers (Andrew Silberfein, Brian Harper, John Wain and Susan Elman) and certain other senior executives. The Retention Plan, which was developed with the advice of an independent compensation consultant, is intended to enhance retention of the Retention Plan participants. Under the terms of the Retention Plan, each participant will be eligible to receive an aggregate cash retention award based on a percentage of such participant’s 2015 base salary and 2015 target performance bonus. Awards under the Retention Plan are payable in two equal installments of 50% of the aggregate award payable to each participant. The first installment is payable on the earlier of (i) a determination by the Special Committee that it has terminated the process of considering and responding to Brookfield’s unsolicited offer and any related process to explore strategic alternatives thereto in which the Special Committee may decide to engage (a “Process Termination”) and (ii) the closing date of any merger, business combination or other similar transaction in respect of the Company. The second installment is payable on the earlier of (i) six months after any Process Termination and (ii) six months after the closing date of any merger, business combination or other similar transaction in respect of the Company.

A participant in the Retention Plan must be employed by the Company on a payment date in order to receive his or her award, unless the participant’s employment is terminated by the Company without cause, by the participant for good reason or due to the participant’s death or disability (as each such term is defined in the Retention Plan). If a participant’s employment is terminated under one of the foregoing circumstances prior to payment of the first retention award payment, such participant’s first and second installment will be paid when the first retention award installment is paid to the other participants (but in no event later than two months after the end of the year in which such termination occurs). If a participant’s employment is terminated under one of the foregoing circumstances after payment of the first installment but prior to payment of the second installment, such participant’s second installment will be paid at the time of such termination of the participant’s employment. The total retention awards that participants are eligible to receive under the Retention Plan, in the aggregate, is $7.5 million. As of March 31, 2016, $7.3 million is outstanding and payable and included in "Other" on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).

NOTE 17                                     SUBSEQUENT EVENTS

On April 5, 2016, the loan for Vista Ridge Mall matured and was not repaid. On April 19, 2016, the Company was notified by the lender of the default related to the maturity. The Company is working vigorously with the lender to convey the property in full satisfaction of the debt.
On April 11, 2016, certain Company stockholders filed a putative class action lawsuit in the Court of Chancery of the State of Delaware against the members of the Special Committee, Brookfield Asset Management, BPY and the Brookfield entities party to the merger agreement (Brookfield Asset Management, BPY and such other Brookfield entities being referred to as the “Brookfield Parties”), alleging that: (i) the Brookfield Parties, as purported controlling stockholders of the Company, breached their fiduciary duties to Company stockholders by causing the Company to agree to the merger transactions for inadequate consideration and pursuant to an unfair process; (ii) the Special Committee members breached their fiduciary duties to Company stockholders by agreeing to sell the Company for inadequate consideration and pursuant to an unreasonable process; and (iii) the Brookfield Parties, in the alternative, aided and abetted the Special Committee members’ alleged breaches. In particular, the plaintiffs allege, among other things, that the Brookfield Parties used their purported “control” of the Company to obtain a below-market price, that the Special Committee was “tainted by conflicts,” and that the Special Committee’s attempts to seek an alternative buyer were “perfunctory.” Among other relief, the plaintiffs are seeking injunctive relief preventing the parties from consummating the merger transactions, rescissionary damages in the event the merger transactions are consummated, and an award of attorneys’ fees and expenses.
The Company believes the claims asserted in the lawsuit are without merit and the Special Committee intends to vigorously defend the lawsuit.
It is possible that additional claims beyond the lawsuit described above will be brought by the current plaintiffs or by others in an effort to enjoin the proposed merger or seek monetary relief. We are not able to predict the outcome of this action, or others, nor can the Company predict the amount of time and expense that will be required to resolve the actions. An unfavorable resolution

ROUSE PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

of any such litigation surrounding the proposed merger could delay or prevent the consummation of the merger. In addition, the cost to the Company of defending the actions, even if resolved favorably, could be substantial.  Such actions could also divert the attention of the Company's management and resources from day-to-day operations.

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

There are several factors, many beyond our control, which could cause results to differ materially from our expectations, some of which are described in "Item 1A. Risk Factors" in our Annual Report, as supplemented by Part II, "Item IA. Risk Factors" in this Quarterly Report.  These factors are incorporated herein by reference. Any factor could by itself, or together with one or more other factors, adversely affect our business, results of operations or financial condition.
Overview—Introduction
As of March 31, 2016, our portfolio consisted of 36 malls and retail centers in 21 states totaling over 24.9 million square feet of retail space which are 91.1% leased and 86.9% occupied. Including anchors, our properties were 95.7% leased and 93.8% occupied. We elected to be treated as a REIT beginning with the filing of our U.S. federal income tax return for the 2011 taxable year. As of March 31, 2016, we have met the requirements of a REIT and have filed our tax returns for the 2014 fiscal year accordingly. Subject to our ability to meet the requirements of a REIT, we intend to maintain this status in future periods.
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
Recent Developments

During the three months ended March 31, 2016, the Company settled the repurchase of 105,000 shares of its outstanding common stock for $1.6 million, at an average cost of $14.87 per share.

On February 25, 2016, the Company entered into a definitive merger agreement (and other related agreements) to be acquired by affiliates of Brookfield Asset Management for $18.25 per share in an all-cash transaction, a portion of which may be paid out as a special dividend. Under the terms of the merger agreement, Brookfield will acquire all of the outstanding shares of the Company’s common stock, other than those shares currently held by BPY and its affiliates, in a transaction valued at approximately $2.8 billion, including the Company’s indebtedness. The merger agreement prohibits the payment of any further dividends by the Company, other than as necessary to maintain the Company's REIT status and a closing dividend as part of the $18.25 per share consideration payable in the transaction. The purchase price represents a premium of approximately 35% over the Company’s closing stock price on January 15, 2016, the last trading day prior to Brookfield’s announcement of the proposal to acquire the Company. The Special Committee unanimously approved the merger agreement. Completion of the transaction is expected to occur by the third quarter of 2016, and is contingent upon customary closing conditions, including the approval of the holders of a majority of the outstanding shares of the Company’s common stock and a majority of the outstanding shares of the Company's common stock not currently held by BPY and its affiliates. The transaction is not subject to a financing contingency.

In March 2016, the loan associated with The Centre at Salisbury was refinanced for $105.0 million, with an initial funding of $97.5 million. The loan provides for an additional subsequent funding of $7.5 million upon achieving certain conditions. The loans bears interest at a floating rate of LIBOR (30 day) plus 260 basis points and has an initial maturity of March 2019 with a 1 year extension option.

Results of Operations
As of March 31, 2016, our total portfolio consisted of 36 properties. Properties that were in operation and owned as of January 1, 2015, excluding five properties that were undergoing redevelopment with significant disruption and one asset that has been reclassified as a special consideration asset(1), are referred to as our Same Property portfolio. As of March 31, 2016, our Same Property portfolio consisted of 27 properties. The following table identifies which of our properties were excluded from our Same Property portfolio:

Property	Location
Acquisitions:
Fig Garden Village	Fresno, CA
Mt. Shasta Mall	Redding, CA
The Shoppes at Carlsbad	Carlsbad, CA

Redevelopments:
The Shoppes at Gateway	Springfield, OR
NewPark Mall	Newark, CA
Spring Hill Mall	West Dundee, IL
Grand Traverse Mall	Traverse City, MI
Bel Air Mall	Mobile, AL

Special Consideration Asset:(1)
Vista Ridge Mall	Lewisville, TX
Explanatory Note:
(1) A property is designated as a special consideration asset when it has a heightened probability of being conveyed to its lender absent substantive renegotiation.

Three Months Ended March 31, 2016 compared to the Three Months Ended March 31, 2015

	March 31, 2016	March 31, 2015	$ Change	% Change
	(In thousands)
Revenues:
Minimum rents	$56,265	$51,534	$4,731	9.2%
Tenant recoveries	20,843	19,949	894	4.5
Overage rents	1,744	1,590	154	9.7
Other	1,780	1,488	292	19.6
Total revenues	80,632	74,561	6,071	8.1
Expenses:
Property operating costs	16,959	16,875	84	0.5
Real estate taxes	7,032	7,474	(442)	(5.9)
Property maintenance costs	2,899	3,385	(486)	(14.4)
Marketing	421	389	32	8.2
Provision for doubtful accounts	613	497	116	23.3
General and administrative	6,839	6,470	369	5.7
Provision for impairment	—	2,900	(2,900)	(100.0)
Depreciation and amortization	26,348	25,986	362	1.4
Other	11,361	2,159	9,202	426.2
Total operating expenses	72,472	66,135	6,337	9.6
Operating income	8,160	8,426	(266)	(3.2)

Interest income	4	13	(9)	(69.2)
Interest expense	(17,953)	(19,151)	1,198	6.3
Gain on extinguishment of debt	—	22,840	(22,840)	(100.0)
(Loss) income before income taxes and gain on sale of real estate assets	(9,789)	12,128	(21,917)	(180.7)
Provision for income taxes	(158)	(236)	78	33.1
(Loss) income before gain on sale of real estate assets	(9,947)	11,892	(21,839)	(183.6)
Gain on sale of real estate assets	—	32,509	(32,509)	(100.0)
Net (loss) income	$(9,947)	$44,401	$(54,348)	122.4

Revenues
Total revenues increased $6.1 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The acquisitions of Mt. Shasta Mall, Fig Garden Village and The Shoppes at Carlsbad (the "Acquired Properties") during 2015 provided $8.0 million of the increase in revenues. These increases were offset by a revenue decrease of $3.5 million related to the dispositions of The Shoppes at Knollwood Mall, Steeplegate Mall and Collin Creek Mall (the "Asset Dispositions"). Our Same Property portfolio's revenue increased by $1.4 million year over year with the remaining increase related to New Park Mall, The Shoppes at Gateway, Spring Hill Mall, Grand Traverse Mall and The Shoppes at Bel Air (the "Redevelopment Properties").
Operating Expenses
Property operating expenses decreased $0.7 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Property operating expenses include property operating costs, real estate taxes, property maintenance costs, marketing, and provision for doubtful accounts. Expenses related to the Acquired Properties increased property operating expenses by $2.1 million, which were offset by a $2.0 million decrease in expenses related to the Asset Dispositions. Our Redevelopment Properties and Vista Ridge's operating expenses decreased $0.8 million year over year primarily attributable to a reduction in property real estate taxes. The remaining decrease in expense is primarily the result of a reduction in expense at our Same Property portfolio.

General and administrative expenses increased by $0.4 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Compensation costs and professional fees increased $0.5 million, which were offset by a reduction of $0.1 million in travel costs.
Provision for impairment decreased $2.9 million during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 due to the impairment of Collin Creek Mall taken during the three months ended March 31, 2015. As our intended holding period changed for this asset, the undiscounted cash flows were less than the carrying amount of the assets. As a result, we recorded an impairment charge for the excess carrying amount over the estimated fair value of the property.
Depreciation and amortization expense increased $0.4 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The Acquired Properties added $4.4 million in depreciation and amortization expense year over year, offset by $3.4 million in decreased expense as a result of the Asset Dispositions and Same Property portfolio.
Other Income and Expenses
Other expense increased $9.2 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, due to $11.0 million of costs related to the Brookfield proposed merger transaction, which includes $7.3 million related to retention bonuses and $3.7 million related to professional fees, described above under "— Recent Developments." This was offset by a decrease in technology expenses of $1.2 million due to the non-recurring costs we incurred for consulting associated with the development of our information technology platform.
Operating Metrics
Leasing Volume

The following table represents the leases signed during the three months ended March 31, 2016:

2016 Leasing Activity(1)(2)	Number of Leases	Square Feet	Term (in years)	Initial Inline Rent PSF (4)(5)	Initial Freestanding Rent PSF (4)(6)	Average Inline Rent PSF (5)(7)	Average Freestanding Rent PSF (6)(7)
New Leases
Under 10,000 sq. ft.	52	167,620	8.7	$35.57	$41.66	$39.10	$45.47
Over 10,000 sq. ft.	6	135,344	11.7	16.61	—	18.04	—
Total New Leases	58	302,964	10	$26.73	$41.66	$29.28	$45.47

Renewal Leases
Under 10,000 sq. ft.	55	172,511	2.8	$33.84	$24.33	$34.81	$25.91
Over 10,000 sq. ft.	2	21,003	7.4	18.45	—	19.34	—
Total Renewal Leases	57	193,514	3.3	$32.07	$24.33	$33.04	$25.91

Sub-Total	115	496,478	7.4	$28.80	$33.89	$30.73	$36.70

Percent in Lieu	30	107,365	n.a.	n.a.	n.a	n.a.	n.a

Total Q1 2016 (3)	145	603,843	7.4	$28.80	$33.89	$30.73	$36.70

Explanatory Notes:

(1) Excludes anchors and specialty leasing. An anchor is defined as a department store or discount department store in traditional spaces whose merchandise appeals to a broad range of shoppers or spaces which are greater than 70,000 square feet.
(2) Represents signed leases as of March 31, 2016.
(3) The total leasing commissions were approximately $2.5 million for the three months ended March 31, 2016. There were no material tenant concessions with respect to the leases signed during the three months ended March 31, 2016.
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

The following table represents our weighted average in-place rent for freestanding and mall space that is less than 10,000 square feet for the three months ended March 31, 2016 and 2015 for our Same Property portfolio:

	In-Place Rent < 10k SF (1)
	Three Months Ended March 31,
	2016	2015
Freestanding (2)	$21.40	$20.08
Mall (3)	$42.20	$39.89
Total Same Property portfolio	$39.30	$37.39

Explanatory Notes:

(1) Rent is presented on a cash basis and consists of base minimum rent, common area maintenance costs, and real estate taxes.
(2) Freestanding spaces are outparcel retail locations (locations that are not attached to the primary complex of buildings that comprise a shopping center). Excludes anchor stores.
(3) Mall shop locations excluding anchor and freestanding stores.

New and Renewal Lease Spread

The following table represents leasing and rent spread information for renewals and new leases that we signed during the three months ended March 31, 2016, as compared to the rents of the expiring leases on the same space:

New and Renewal Lease Spread (1)

	Number of Leases	Square Feet	Term (in years)	Initial Rent PSF (2)	Average Rent PSF (3)	Expiring Rent PSF (4)	Initial Rent Spread		Average Rent Spread
Three Months Ended March 31, 2016	75	235,483	5.9	$35.80	$38.21	$30.06	$5.74	19.1%	$8.15	27.1%

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
Same Property Portfolio Trends

•
Same Property portfolio Core NOI was $36.5 million for the three months ended March 31, 2016 compared to $36.1 million for the three months ended March 31, 2015. See "—Non-GAAP Financial Measures" for a discussion of Core NOI and a reconciliation of Same Property portfolio Core NOI and Core NOI from the consolidated net (loss) income as computed in accordance with GAAP.

•
Average total rent for mall spaces that are less than 10,000 square feet increased 5.8% to $42.20 as of March 31, 2016 from $39.89 per square foot as of March 31, 2015 in our Same Property portfolio. The increase is attributable to higher rents on new and renewal leases as compared to existing rents of the Same Property portfolio.

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
As of March 31, 2016, our combined contractual debt, excluding non-cash debt market rate adjustments and unamortized deferred financing costs, was approximately $1.75 billion. The aggregate principal and interest payments due on our outstanding indebtedness as of March 31, 2016 are approximately $190.6 million for the year ending December 31, 2016 and approximately $177.9 million for the year ending December 31, 2017.
Mortgages, notes and loans payable and the weighted-average interest rates are summarized as follows as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016		Weighted Average Interest Rate		December 31, 2015		Weighted Average Interest Rate
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$1,255,373	(1)	4.38%		$1,138,158	(1)	4.75%
Total Fixed-rate debt	1,255,373		4.38%		1,138,158		4.75%

Variable-rate debt:
Collateralized mortgages, notes and loans payable	$382,500		2.85%		$509,695	(200.00)%	2.72%
2013 Revolver	111,000		2.79%		59,000		2.76%
Total Variable-rate debt	$493,500		2.84%		$568,695		2.72%

Total debt outstanding	$1,748,873		3.94%	(3)	1,706,853		4.07%	(3)
Market rate adjustments	(760)				(340)
Unamortized deferred financing costs (4)	(12,187)				(11,672)
Total mortgages, notes & loans payable, net	$1,735,926				$1,694,841

Explanatory Notes:
(1) As of March 31, 2016 and December 31, 2015, the amounts reflected in fixed rate debt include five and two, respectively, of interest rate swap transactions which fixed the interest rate on the loan for the property.
(2) As of December 31, 2015, the amounts reflected in variable rate debt include two forward interest rate swap transactions which fixed the interest rate on the loan for this property beginning January 2016.

(3) Total debt outstanding weighted average interest rate excludes market rate adjustments and unamortized deferred financing costs.
(4) See Note 2 for information related to the adoption of new accounting pronouncements during the three months ended March 31, 2016 that have been retroactively applied, resulting in reclassification of certain debt issuance costs from "Deferred Expenses, net" to "Mortgages, notes and loan payable, net."

Hedging Instruments

The table below presents the fair value of our derivative financial instruments as well as their classification on our Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015:

Instrument Type	Location in consolidated balance sheets	Notional Amount	Designated Benchmark Interest Rate	Strike Rate	Fair Value at March 31, 2016	Fair Value at December 31, 2015	Maturity Date
Derivatives not designated as hedging instruments		(dollars in thousands)
Interest Rate Cap	Prepaid expenses and other assets, net	$64,221	One-month LIBOR	4.5%	$—	$—	May 2016
Derivatives designated as hedging instruments
Pay fixed / receive variable rate swaps	Accounts payable and accrued expenses, net	$59,000	One-month LIBOR	1.49%	$(1,001)	$(577)	June 2018
Pay fixed / receive variable rate swaps	Accounts payable and accrued expenses, net	$114,250	One-month LIBOR	1.16%	$(1,177)	$(24)	September 2018
Pay fixed / receive variable rate swaps	Accounts payable and accrued expenses, net	$110,450	One-month LIBOR	0.99%	$(666)	$612	November 2018
Pay fixed / receive variable rate swaps	Accounts payable and accrued expenses, net	$75,000	One-month LIBOR	1.44%	$(1,430)	$(75)	January 2020
Pay fixed / receive variable rate swaps	Accounts payable and accrued expenses, net	$10,750	One-month LIBOR	0.71%	$5	$—	September 2018

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

The table below describes our current redevelopment projects, which have commenced (dollars in thousands):

Property	Description	Total Project Square Feet	Total Estimated Project Cost	Cost as of March 31, 2016

NewPark Mall Newark, CA	140,000 SF of new entertainment space, including AMC Theater and a two level restaurant pavilion with patio seating.	175,000	$64,232(1)	$60,313

The Shoppes at Gateway Springfield, OR	De-mall and construct new exterior facing junior boxes including Marshall's, Hobby Lobby, Petco and new outparcels.	288,000	$45,200	$42,104

Southland Center Taylor, MI	Demolish vacant anchor and construct new 50,000 SF Cinemark Theater and restaurant collection.	62,000	$15,300	$10,431

Southland Mall Hayward, CA	Redevelop former Kohl's anchor for new Dick's Sporting Goods, convert inline space to new Cinemark Theater, junior boxes and full service and fast casual restaurants.	243,000	$46,150	$11,576

Spring Hill Mall West Dundee, IL	Replace former JCPenney anchor and inline space with new 37,000 SF Cinemark Theater, street scape, multi-tenant buildings and restaurant collection.	93,000	$23,966(2)	$17,998
Explanatory Note:
(1) After deducting the benefit of the net present value of municipal incentive currently estimated at $9.6 million.
(2) After deducting the benefit of the net present value of municipal incentive currently estimated at $5.9 million.

Operating Property Capital Expenditures

The table below describes our current operating property capital expenditures for the three months ended March 31, 2016 (in thousands):

Ordinary capital expenditures (1)	$1,995
Cosmetic capital expenditures	1,449
Tenant improvements and allowances (2)	7,590
Total	$11,034

Explanatory Notes:
(1) Includes non-tenant recurring and non-recurring capital expenditures.
(2) Includes tenant improvements and allowances on current operating properties, excluding anchors and strategic projects.

Summary of Cash Flows
Three Months Ended March 31, 2016 compared to the Three Months Ended March 31, 2015
Cash Flows from Operating Activities
Net cash provided by operating activities was $14.6 million for the three months ended March 31, 2016 compared to $18.5 million for the three months ended March 31, 2015. The decrease in cash provided by operating activities was primarily the result of expenses incurred in connection with the proposed merger transaction with Brookfield described above under "— Recent Developments" during the three months ended December 31, 2016.
Cash Flows from Investing Activities
Net cash used in investing activities was $41.1 million for the three months ended March 31, 2016, compared to net cash provided by investing activities of $16.7 million for the three months ended March 31, 2015. During the three months ended March 31, 2016, $44.5 million was used in the redevelopment of properties. For the three months ended March 31, 2015, cash of $90.2 million was generated by the sale of The Shoppes at Knollwood Mall which was used to purchase Mt. Shasta Mall and invested in the redevelopment of existing properties.
Cash Flows from Financing Activities
Net cash provided by financing activities was $27.6 million for the three months ended March 31, 2016, compared to $38.2 million used in financing activities for the three months ended March 31, 2015. For the three months ended March 31, 2016, cash proceeds of $108.3 million were received from the refinancing of The Centre at Salisbury and an additional advance on the NewPark Mall loan. The Company also borrowed $63.0 million on the 2013 Revolver. Partially offsetting the cash provided were the repayments on mortgages, notes, loans payable and the 2013 Revolver of $129.0 million. For the three months ended March 31, 2015, cash was used to repay the mortgage debt on The Shoppes at Knollwood Mall and Washington Park Mall along with $10.0 million used to repay the balance outstanding on the 2013 Revolver. Partially offsetting the use of cash were proceeds from the financing of Mt. Shasta Mall of $31.9 million.
Contractual Cash Obligations and Commitments
The following table aggregates our contractual cash obligations and commitments as of March 31, 2016:

	2016	2017	2018	2019	2020	Thereafter	Total
	(in thousands)
Long-term debt-principal(1)	$147,256	$121,814	$590,233	$110,608	$89,244	$689,718	$1,748,873
Interest payments(2)	43,344	56,066	53,143	35,724	31,759	86,206	306,242
Operating lease obligations (3)	1,092	1,493	1,505	1,426	1,147	1,083	7,746
Total	$191,692	$179,373	$644,881	$147,758	$122,150	$777,007	$2,062,861

Explanatory Notes:

(1) Excludes $(0.8) million of non-cash market rate adjustments and $(12.2) million of unamortized deferred financing costs. The $111.0 million outstanding on the 2013 Revolver as of March 31, 2016 is included in 2017.
(2) Based on rates as of March 31, 2016. Variable rates are based on 30 day LIBOR rate of 0.44%.
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
REIT Requirements
In order to maintain our qualification as a REIT for U.S federal income tax purposes, among other requirements, we must distribute or pay tax on 100% of our capital gains and we must distribute at least 90% of our ordinary taxable income to stockholders. To avoid current entity level U.S. federal income taxes, we plan to distribute 100% of our capital gains and ordinary income to our stockholders annually. We may not have sufficient liquidity to meet these distribution requirements. As described above under "— Recent Developments," the merger agreement with Brookfield prohibits the payment of any further dividends by the Company, other than as necessary to maintain the Company's REIT status and a closing dividend as part of the $18.25 per share consideration payable in the transaction.
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
Critical Accounting Policies
Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. Our critical accounting policies are discussed in our Annual Report and have not changed as of March 31, 2016.

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
Because NOI and Core NOI exclude general and administrative expense, interest expense, depreciation and amortization, impairment, other, reorganization items, strategic initiatives, provision for income taxes, gain (loss) on extinguishment of debt, gain (loss) on sale of real estate assets, preferred distributions, straight-line rent, above and below-market tenant leases, and above and below-market ground leases, we believe that NOI and Core NOI provide performance measures that, when compared year over year, reflect the revenues and expenses directly associated with owning and operating regional shopping malls and the impact on operations from trends in occupancy rates, rental rates and operating costs. These measures thereby provide an operating perspective not immediately apparent from GAAP operating income (loss) or net (loss) income. We use NOI and Core NOI to evaluate our operating performance on a property-by-property basis because NOI and Core NOI allow us to evaluate the impact that factors such as lease structure, lease rates and tenant base, which vary by property, have on our operating results, gross margins and investment returns. Same Property portfolio Core NOI is presented to exclude termination income, the periodic effects of acquisitions of new properties, reductions in ownership as a result of sales or other transactions, certain properties undergoing redevelopment with significant disruption and assets that are considered special consideration assets due to a heightened probability of being conveyed to the lender absent substantive renegotiations.
In addition, management believes that NOI, Core NOI and Same Property Core NOI provide useful information to the investment community about our operating performance. However, due to the exclusions noted above, NOI and Core NOI should only be used as supplemental measures of our financial performance and not as an alternative to GAAP operating income (loss) or net (loss) income. For reference, and as an aid in understanding management's computation of NOI, Core NOI and Same Property portfolio Core NOI, a reconciliation from the consolidated net (loss) income allocable to common shareholders as computed in accordance with GAAP to NOI and Core NOI (including Same Property portfolio Core NOI) is presented below.

	For the three months ended March 31,
	2016			2015
	Consolidated	Non- Controlling Interest	Attributable to Rouse Properties Inc.	Consolidated	Non- Controlling Interest	Attributable to Rouse Properties Inc.
	(In thousands)
Net (loss) income	$(9,947)	$(135)	$(10,082)	$44,401	$6	$44,407
Gain on extinguishment of debt	—	—	—	(22,840)	—	(22,840)
(Gain) Loss on sale of real estate assets	—	—	—	(32,509)	—	(32,509)
Provision for income taxes	158	(9)	149	236	—	236
Interest expense	17,953	(335)	17,618	19,151	(357)	18,794
Interest income	(4)	—	(4)	(13)	—	(13)
Other	11,361	—	11,361	2,159	—	2,159
Provision for impairment	—	—	—	2,900	—	2,900
Depreciation and amortization	26,348	(563)	25,785	25,986	(596)	25,390
General and administrative	6,839	(1)	6,838	6,470	—	6,470
NOI	$52,708	$(1,043)	$51,665	$45,941	$(947)	$44,994
Above and below market ground rent expense, net	39	—	39	39	—	39
Above and below market tenant leases, net	8	32	40	2,459	5	2,464
Amortization of tenant inducements	(4)	—	(4)	8	—	8
Amortization of straight line rent	(811)	16	(795)	42	(15)	27
Core NOI	$51,940	$(995)	$50,945	$48,489	$(957)	$47,532
Non Same Property assets (1)	(14,303)	—	(14,303)	(10,977)	—	(10,977)
Termination income	(154)	—	(154)	(434)	—	(434)
Same Property portfolio Core NOI	$37,483	$(995)	$36,488	$37,078	$(957)	$36,121

Explanatory Notes:
(1) Represents Mt. Shasta, Fig Garden Village and The Shoppes at Carlsbad, which were acquired in January 2015, June 2015 and November 2015, respectively. Same Property portfolio also excludes The Shoppes at Gateway Mall, NewPark Mall, Spring Hill Mall, Grand Traverse Mall and Bel Air Mall, which are undergoing redevelopment with significant disruption. Vista Ridge Mall is a special consideration asset, which is also excluded from our Same Property portfolio. A property is designated as a special consideration asset when it has a heightened probability of being conveyed to its lender absent substantive renegotiation.
Funds from Operations and Core Funds from Operations
Consistent with real estate industry and investment community practices, we use FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), as a supplemental measure of our operating performance. NAREIT defines FFO as net (loss) income (computed in accordance with GAAP), excluding gains and losses on the sales of and impairment write-downs on depreciable real estate, gains or losses from cumulative effects of accounting changes, extraordinary items and sales of depreciable properties, plus real estate related depreciation and amortization. We also include Core FFO as a supplemental measurement of operating performance. We define Core FFO as FFO excluding straight-line rent, amortization of tenant inducements, amortization of above- and below-market tenant leases, amortization of above- and below-market ground rent expense, reorganization items, amortization of deferred financing costs, mark-to-market adjustments on debt, write-off of market rate adjustments on debt, write-off of deferred financing costs, debt extinguishment costs, provision for income taxes, gain (loss) on extinguishment of debt, gain (loss) on sale of real estate assets and other expense. We also adjust for the portion of consolidated net (loss) income applicable to non-controlling interests of joint venture partners to reflect FFO allocable to the Company’s common shareholders. Other real estate companies may use different methodologies for calculating FFO and Core FFO and, accordingly, our FFO and Core FFO may not be comparable to other real estate companies.
We consider FFO and Core FFO useful supplemental measures and a complement to GAAP measures because they facilitate an understanding of the operating performance of our properties. FFO does not include real estate depreciation and amortization required by GAAP because these amounts are computed to allocate the cost of a property over its useful life. Since values for well-maintained real estate assets have historically increased or decreased based upon prevailing market conditions, we believe that FFO provides investors with a clearer view of our operating performance, particularly with respect to our mall properties. Core FFO does not include certain items that are non-cash and certain non-comparable items. FFO and Core FFO are not measurements of our financial performance under GAAP and should not be considered as an alternative to revenues, operating income (loss), net (loss) income or any other performance measures derived in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity.
For reference, and as an aid in understanding management's computation of FFO and Core FFO, a reconciliation from the consolidated net (loss) income as computed in accordance with GAAP to FFO allocable to the Company’s common shareholders and Core FFO allocable to the Company’s common shareholders is presented below:

	For the three months ended March 31,
	2016			2015
	Consolidated	Non- Controlling Interest	Attributable to Rouse Properties Inc.	Consolidated	Non- Controlling Interest	Attributable to Rouse Properties Inc.
	(In thousands)
Net (loss) income	$(9,947)	$(135)	$(10,082)	$44,401	$6	$44,407
Depreciation and amortization	26,348	(563)	25,785	25,986	(596)	25,390
Provision for impairment	—	—	—	2,900	—	2,900
Gain on extinguishment of debt	—	—	—	(22,840)	—	(22,840)
(Gain) loss on sale of real estate assets	—	—	—	(32,509)	—	(32,509)
Preferred distributions	(1,750)	—	(1,750)	—	—	—
FFO allocable to the Company's common shareholders	$14,651	$(698)	$13,953	$17,938	$(590)	$17,348
Provision for income taxes	158	(9)	149	236	—	236
Interest expense:
Amortization and write-off of market rate adjustments	(239)	—	(239)	50	—	50
Amortization and write-off of deferred financing costs	901	—	901	899	—	899
Debt extinguishment costs	—	—	—	—	—	—
Amortization of straight line rent for corporate and regional offices	3	—	3	5	—	5
Other	11,361	—	11,361	2,159	—	2,159
Above and below market ground rent expense, net	39	—	39	39	—	39
Above and below market tenant leases, net	8	32	40	2,459	5	2,464
Amortization of tenant inducements	(4)	—	(4)	8	—	8
Amortization of straight line rent	(811)	16	(795)	42	(15)	27
Core FFO allocable to the Company's common shareholders	$26,067	$(659)	$25,408	$23,835	$(600)	$23,235

ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risks described in our Annual Report.

ITEM 4      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended March 31, 2016. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2016 to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that information required to be disclosed in our reports filed or furnished under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016. That evaluation did not identify any changes that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

On April 11, 2016, certain Company stockholders filed a putative class action lawsuit in the Court of Chancery of the State of Delaware against the members of the Special Committee, Brookfield Asset Management, BPY and the Brookfield entities party to the merger agreement (Brookfield Asset Management, BPY and such other Brookfield entities being referred to as the “Brookfield Parties”), alleging that: (i) the Brookfield Parties, as purported controlling stockholders of the Company, breached their fiduciary duties to Company stockholders by causing the Company to agree to the merger transactions for inadequate consideration and pursuant to an unfair process; (ii) the Special Committee members breached their fiduciary duties to Company stockholders by agreeing to sell the Company for inadequate consideration and pursuant to an unreasonable process; and (iii) the Brookfield Parties, in the alternative, aided and abetted the Special Committee members’ alleged breaches. In particular, the plaintiffs allege, among other things, that the Brookfield Parties used their purported “control” of the Company to obtain a below-market price, that the Special Committee was “tainted by conflicts,” and that the Special Committee’s attempts to seek an alternative buyer were “perfunctory.” Among other relief, the plaintiffs are seeking injunctive relief preventing the parties from consummating the merger transactions, rescissionary damages in the event the merger transactions are consummated, and an award of attorneys’ fees and expenses.

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
In addition, in the ordinary course of our business, we are from time to time involved in legal proceedings related to the ownership and operations of our properties. We are not currently involved in any legal or administrative proceedings that we believe are likely to have a material adverse effect on our business, results of operations or financial condition.

ITEM 1A.   RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A. of our Annual Report.
Risks Related to Brookfield’s Proposed Acquisition of our Company
There are risks and uncertainties as a result of Brookfield’s proposed acquisition of us.
As described elsewhere in this Quarterly Report, on February 25, 2016, we entered into a definitive merger agreement (and other related agreements) to be acquired by affiliates of Brookfield Asset Management for $18.25 per share in an all-cash transaction. Under the terms of the merger agreement, Brookfield will acquire all of the outstanding shares of our common stock, other than those shares currently held by BPY and its affiliates, in a transaction valued at approximately $2.8 billion, including our indebtedness. The merger agreement prohibits the payment of any further dividends by us, other than as necessary to maintain our REIT status and a closing dividend as part of the $18.25 per share consideration payable in the transaction.  The Special Committee of our Board of Directors unanimously approved the merger agreement. Completion of the transaction is expected to occur by the third quarter of 2016, and is contingent upon customary closing conditions, including the approval of the holders of a majority of the outstanding shares of our common stock and a majority of the outstanding shares of our common stock not currently held by BPY and its affiliates.
There are a number of risks and uncertainties relating to this proposed acquisition of us. For example, the proposed acquisition may not be consummated in the timeframe or manner currently anticipated or may not be consummated at all, as a result of several factors, including, among other things, the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement, including a termination under circumstances that would require us to pay a termination fee, as described below. In addition, there can be no assurance that the approval by the holders of a majority of the outstanding shares of our common stock or a majority of the outstanding shares of our common stock not currently held by BPY and its affiliates will be obtained, that the other conditions to closing will be satisfied or waived or that other events will not intervene to delay or result in the termination of the proposed acquisition. Further, Brookfield could default on its obligations under the merger agreement. Any delay in closing or a failure to close could materially and adversely affect our business and stock price as well as our relationships with our tenants, lenders, vendors, suppliers and employees.
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

•
our employees may experience uncertainty about their future roles with us, which might adversely affect our ability to retain and hire key personnel and other employees (notwithstanding our establishment in January 2016 of a Retention Plan for our named executive officers and certain other senior executives); and

•
tenants, lenders, suppliers, vendors and other parties with which we maintain business relationships may experience uncertainty about our future and seek retail space elsewhere (in the case of tenants and prospective tenants) or alternative relationships with third parties or seek to alter their business relationships with us.

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
Further, as described in more detail in Part II, “Item 1. Legal Proceedings,” on April 11, 2016, certain Company stockholders filed a putative class action lawsuit in the Court of Chancery of the State of Delaware against the members of the Special Committee and the Brookfield Parties alleging that: (i) the Brookfield Parties, as purported controlling stockholders of the Company, breached their fiduciary duties to Company stockholders by causing the Company to agree to the merger transactions for inadequate consideration and pursuant to an unfair process; (ii) the Special Committee members breached their fiduciary duties to Company stockholders by agreeing to sell the Company for inadequate consideration and pursuant to an unreasonable process; and (iii) the Brookfield Parties, in the alternative, aided and abetted the Special Committee members’ alleged breaches. We believe the claims asserted in the lawsuit are without merit and the Special Committee intends to vigorously defend the lawsuit.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Securities
There were no unregistered sales of equity securities during the three months ended March 31, 2016.
Issuer Purchases of Equity Securities
The following table summarizes repurchases of our common stock during the three months ended March 31, 2016:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans (1)
January 1, 2016 - January 31, 2016 (1)	105,000	$14.88	105,000	$44,934,106
February 1, 2016 - February 29, 2016 (2)	5,557	$18.25	—
March 1, 2016 - March 31, 2016 (2)	1,027	$18.26	—
Explanatory Notes:
(1) On October 29, 2015, the Board of Directors authorized management to implement a stock repurchase program in the maximum amount of $50.0 million over a period of up to two years at prevailing market or negotiated prices.
(2) These amounts represent shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of employees' restricted stock awards.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS

2.1
Agreement and Plan of Merger, dated as of February 25, 2016, by and among Rouse Properties, Inc., BSREP II Retail Pooling LLC, BSREP II Retail Holdings Corp., and, solely for the purposes specified therein, Brookfield Strategic Real Estate Partners II-A L.P., Brookfield Strategic Real Estate Partners II-A (ER) L.P., Brookfield Strategic Real Estate Partners II-B L.P., Brookfield Strategic Real Estate Partners II-C L.P., Brookfield Strategic Real Estate Partners II-C (ER) L.P., and Brookfield Strategic Real Estate Partners BPY Borrower L.P. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed February 29, 2016).

3.1	Certificate of Designations of Preferences of Series I Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed February 29, 2016).

10.1
Standstill Agreement, dated as of January 18, 2016, between Rouse Properties, Inc. and Brookfield Asset Management Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 19, 2016).

10.2	Rouse Properties, Inc. Retention Plan effective as of January 29, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 1, 2016).

10.3
Voting Agreement, dated as of February 25, 2016, by and among Rouse Properties, Inc., and the stockholders specified on Exhibit A thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 29, 2016).

10.4
Exchange Agreement, dated as of February 25, 2016, by and among Rouse Properties, Inc., the stockholders specified on Exhibit A thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 29, 2016).

10.5
Letter Agreement, dated February 25, 2016, by and between the Company and Brookfield Asset Management Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed February 29, 2016).

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

101
The following financial information from Rouse Properties, Inc.’s. Quarterly Report on Form 10-Q for the three months ended March 31, 2016 has been filed with the SEC on May 5, 2016, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations and Comprehensive Income (Loss), (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of March 31, 2016.  The registrant agrees to furnish a copy of such agreements to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROUSE PROPERTIES, INC.
(Registrant)

Date:	May 5, 2016	By:	/s/ John Wain
John Wain
Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)

Exhibit Index

2.1
Agreement and Plan of Merger, dated as of February 25, 2016, by and among Rouse Properties, Inc., BSREP II Retail Pooling LLC, BSREP II Retail Holdings Corp., and, solely for the purposes specified therein, Brookfield Strategic Real Estate Partners II-A L.P., Brookfield Strategic Real Estate Partners II-A (ER) L.P., Brookfield Strategic Real Estate Partners II-B L.P., Brookfield Strategic Real Estate Partners II-C L.P., Brookfield Strategic Real Estate Partners II-C (ER) L.P., and Brookfield Strategic Real Estate Partners BPY Borrower L.P. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed February 29, 2016).

3.1	Certificate of Designations of Preferences of Series I Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed February 29, 2016).

10.1
Standstill Agreement, dated as of January 18, 2016, between Rouse Properties, Inc. and Brookfield Asset Management Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 19, 2016).

10.2	Rouse Properties, Inc. Retention Plan effective as of January 29, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 1, 2016).

10.3
Voting Agreement, dated as of February 25, 2016, by and among Rouse Properties, Inc., and the stockholders specified on Exhibit A thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 29, 2016).

10.4
Exchange Agreement, dated as of February 25, 2016, by and among Rouse Properties, Inc., the stockholders specified on Exhibit A thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 29, 2016).

10.5
Letter Agreement, dated February 25, 2016, by and between the Company and Brookfield Asset Management Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed February 29, 2016).

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

101
The following financial information from Rouse Properties, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2016 has been filed with the SEC on May 5, 2016, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations and Comprehensive Income (Loss), (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.